Form 10KSB40
period 1999-12-31
LIBERTY SELF STOR INC
filed 2000-03-15
CIK 1086411

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-30502


                             LIBERTY SELF-STOR, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         MARYLAND                                                94-6542723
         --------                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      8500 STATION STREET, SUITE 100, MENTOR, OHIO           44060
      --------------------------------------------           -----
       (Address of principal executive offices)            (Zip Code)

                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (440) 974-3770

Securities registered under to Section 12(b) of the Exchange Act: NONE Securities registered under to Section 12(g) of the Exchange Act: COMMON STOCK

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [x]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes  [x]     No  [_]

State Issuer's revenues for its most recent fiscal year.  $119,661
                                                          -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,369,693 as of January 13, 2000.

The Issuer had 3,031,618 shares of common stock outstanding on March 10, 2000.

                             LIBERTY SELF-STOR, INC.
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                                    Page
                                                                                          ----
Item 1:           Business                                                                  3
Item 2:           Description of Property                                                   6
Item 3:           Legal Proceedings                                                        12
Item 4:           Submission of Matters to a Vote of Security Holders                      12

PART II

Item 5:           Market for the Registrant's Common Equity and Related
                  Shareholder Matters                                                      15
Item 6:           Management's Discussion and Analysis or Plan of Operation                16
Item 7:           Financial Statements                                                     20
Item 8:           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                 21

PART III

Item 9:           Directors and Executive Officers of the Issuer                           22
Item 10:          Executive Compensation                                                   24
Item 11:          Security Ownership of Certain Beneficial Owners and
                  Management                                                               25
Item 12:          Certain Relationships and Related Transactions                           27
Item 13:          Exhibits, List and Reports on Form 8-K                                   29


                                     PART I

ITEM 1.           BUSINESS.

         History. On December 29, 1999, Liberty Self-Stor, Inc., a Maryland corporation, succeeded to the business of Meridian Point Realty Trust '83. Meridian was organized as a business trust under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as "Sierra Real Estate Equity Trust '83." On October 11, 1991, the company changed its name to "Meridian Point Realty Trust '83." The amended and restated declaration of trust of Meridian was filed on May 12, 1992 and amended on July 23, 1993 and February 14, 1995. Meridian was formed as a real estate investment trust to invest in income-producing commercial and industrial real estate located in selected areas of projected growth in the United States.

         Meridian was formed as a self-liquidating/finite-life REIT, meaning that Meridian was intended to have limited life through provisions of its declaration of trust which stated that the net proceeds from the sale of a property owned by Meridian could not be reinvested but had to be distributed to shareholders after payment of indebtedness relating to that property and other obligations. This limited life policy essentially precluded Meridian from acquiring new properties and reinvesting the proceeds from the disposition of future properties into new assets. Meridian sold its last remaining property in August 1997 and the limited life policy precluded it from acquiring new properties.

         Following Meridian's sale of its last remaining property in August 1997, the former board of trustees of Meridian investigated a variety of alternatives to maximize the value of Meridian's shares. At Meridian's September 22, 1998 annual meeting, the former board of trustees proposed complete dissolution and liquidation. This plan of dissolution and liquidation was not approved by the shareholders and a new board of trustees was elected. In its proxy statement, the current board indicated that, if elected, it would seek to eliminate the limited life policy and would consider merging with a real estate company that owns self-storage facilities.

         At a special meeting of Meridian's shareholders in lieu of an annual meeting of shareholders on December 28, 1999, Meridian's shareholders approved, among other matters, the reincorporation in which Meridian was merged with and into Liberty with Liberty as the surviving entity. The purpose of the reincorporation was to eliminate Meridian's limited life policy, giving management the opportunity to seek new investments. The merger with Liberty was effective on December 29, 1999.

         Also, at the special meeting, Meridian's shareholders approved the acquisition of Liberty Self-Stor, Ltd., an Ohio limited liability company owned by Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, which owned 15 self-storage facilities. The acquisition was accomplished through the reorganization of the company as an umbrella partnership real estate investment trust, or UPREIT. In an UPREIT structure, the publicly-held REIT is the general partner of an operating partnership which owns the properties of the REIT.

         The reorganization as an UPREIT resulted in the acquisition of Mr. Osborne's self-storage company through the formation of an operating partnership by Liberty and Richard M. Osborne, Thomas J. Smith and Retirement Management Company, the members of Mr. Osborne's self-storage company. Mr. Osborne is the sole manager and owned prior to the reorganization with Retirement Management Company, of which Mr. Osborne was the sole shareholder, approximately 99.3% of the self-storage company. The 99.3 % includes 0.7% interest that Mr. Osborne owned as successor to

Diane M. Osborne's interest. The remaining 0.7% was owned by Thomas J. Smith, the President, Chief Operating Officer and a director of Liberty.

         Upon the reorganization, Liberty became the general partner owning approximately 1% of the operating partnership and a limited partner owning approximately 28.9%, and Mr. Osborne, Mr. Smith and Retirement Management Company are the limited partners, owning approximately 70.1% of the operating partnership. The limited partnership interests of the operating partnership are divided into two classes: Class A and Class B. Mr. Osborne, Mr. Smith and Retirement Management Company received Class A limited partnership interests and Liberty received Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into common stock on a one-for-one basis. The Class B limited partnership interests are identical to the Class A interests in all material respects except that the Class B interests are not redeemable or convertible.

         Unless the context indicates otherwise, Liberty as used herein refers to Liberty Self-Stor, Inc., as successor-in-interest to Meridian, the operating partnership and the self-storage company.

         Management. The operating partnership is the sole owner of Mr. Osborne's self-storage company which owns the 15 self-storage facilities. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially of its assets, either directly or through subsidiaries. Liberty's board of directors manage the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership.

       The management of the self-storage company continued in that capacity as the management of Liberty.

         Business. Liberty is a self-managed real estate investment trust which manages, acquires, develops, expands and operates self-storage facilities. As of March 13, 2000, Liberty owned and operated 15 self-storage facilities consisting of approximately 664,000 rentable square feet, situated in two states, Ohio and New York. As of December 31, 1999, the facilities had an average occupancy of 77.95% and an average annual rental rate per square foot of $4.56.

         Liberty seeks to increase cash flow and enhance shareholder value through the promotion of management efficiency and selective acquisitions of new self-storage facilities. To promote management efficiency, Liberty will seek to concentrate acquisitions in each area into regional clusters in which regional managers will be responsible for more than one facility and the individual location managers will report to the regional manager. These regional clusters promote economies of scale. In addition, Liberty intends to manage its facilities aggressively by increasing rents, increasing occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving facilities and developing new facilities, if economic conditions warrant.

         Liberty was formed to continue the business of Meridian, its predecessor company. Liberty owns an indirect interest in each of the self-storage facilities through LSS I Limited Partnership, the operating partnership. Liberty believes that this UPREIT structure facilitates Liberty's ability to acquire properties by using limited partnership interests of the operating partnership as currency.

         Liberty was incorporated on May 12, 1999 under Maryland law. Liberty's principal executive offices are located at 8500 Station Street, Suite 100, Mentor, Ohio 44060 and its telephone number is 440-974-3770.

         Proposed Acquisition. On March 10, 2000, Liberty signed a definitive agreement to purchase a self-storage facility, known as Springfield Mini Storage, in Springfield Township, Ohio, near Akron, from Springfield Mini Storage, an Ohio limited partnership. The $2.2 million purchase price will financed by a $1.7 million mortgage with a bank and $0.5 million from a note to the seller guaranteed by Mr. Osborne. The purchase is expected to close by July 2000 and is subject to financing and other customary terms and conditions including due diligence and approval by Liberty's board.

         Industry Overview. Liberty believes that self-storage facilities offer inexpensive storage space to residential and commercial users. Demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy rates. Demand is expected to remain strong because historically demand for self-storage facilities is slow to react to changing conditions and because of various other factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users.

         Federal Income Tax. Meridian made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 and Liberty intends to continue to operate in such a manner in the future. However, Liberty may not be able to operate in a manner so as to remain qualified as a REIT. Liberty's continued qualification as a REIT in current and future taxable years will depend upon whether Liberty and the operating partnership continue to meet the various qualification tests imposed under the Code.

         If Liberty continues to qualify for taxation as a REIT and distributes to its stockholders at least 95% of its taxable income, excluding net capital gain, it generally will not be subject to federal corporate income tax on the portion of its ordinary income or capital gain that is timely distributed to its stockholders. This treatment substantially eliminates the "double taxation" at the corporate and stockholder levels that generally results from an investment in a corporation. If Liberty were to fail to qualify as a REIT, it would be taxed at rates applicable to corporations on all of its income, whether or not distributed to its stockholders. Even if Liberty continually qualifies as a REIT, it may be subject to federal income or excise tax in some circumstances.

         Employees. Liberty currently employs a total of 11 part-time and 30 full-time employees, including 18 on-site managers and 2 regional managers. None of Liberty's employees is covered by a collective bargaining agreement. Liberty considers its employee relations to be excellent.

ITEM 2.           DESCRIPTION OF PROPERTY

THE SELF-STORAGE FACILITIES

         As of March 13, 2000, Liberty owned and operated 15 self-storage facilities containing an aggregate of 663,775 square feet. Twelve of the self-storage facilities are located in Ohio and the other three are located in New York. Liberty owns 100% fee interest in each of the self-storage facilities. The following table provides an overview of information regarding the self-storage facilities:

                                         YEAR               RENTABLE
LOCATION                 DATE           BUILT/                SQUARE      ACRES       UNITS    CONSTRUCTION
--------               ACQUIRED        EXPANDED                 FT.       -----       -----    ------------
                       --------        --------               -----
 OHIO:

 Avon                   10/31/97     1981-1986/1998*          67,423        6.12        495    Masonry & Steel

 Canton                 4/22/97         1979-87               41,175       11.15        388    Concrete

 Catawba                6/30/97        1988/1998*             43,052        7.57        302    Steel

 Cleveland              12/3/96        1997/1999*             46,400        3.68        353    Steel

 Dayton                 5/22/97        1989/1999*             47,250        5.00        368    Concrete

 East Canton            5/30/97           1997                26,700       12.63        177    Steel

 East Liverpool         10/31/96       1986-1996              29,990       11.49        222    Steel

 Louisville             5/30/97        1988-1990              53,060        6.83        364    Masonry

 Mentor                 3/20/98        1983/1999*             66,302        6.00        441    Masonry

 Perry                  1/10/97        1992/1997*             63,950        6.19        397    Steel

 Ravenna                3/31/97           1988                16,950        1.79        150    Steel

 Willoughby             10/4/96           1997                33,998        2.37        276    Masonry

 NEW YORK:

 Endicott               11/20/96          1989                35,580        4.99        297
                                                                                               Concrete/Steel
                                                                                                Roof

 Southold                6/1/97           1989                53,055        6.95        552    Steel

 Riverhead              5/26/99        1985-1986/             38,890        3.05        336    Steel
                                         1999*
                                                       -------------------------------------
 TOTAL                                                       663,775       95.81      5,118
                                                       =====================================

* Year additional units were added by Liberty.

         The following table shows the occupancy rates and annual rental rates per square foot for each of the 15 self-storage facilities for the year ended December 31, 1999:



                                                                 ANNUAL RENTAL
                  LOCATION           OCCUPANCY RATE                  RATE
               ----------------------------------------------------------------

               OHIO:

               Avon                       89.98%                    $3.90

               Canton                     52.49                      2.69

               Catawba                    68.46                      2.97

               Cleveland                  99.15                      8.33

               Dayton                     53.35                      2.86

               East Canton                90.30                      3.33

               East Liverpool             86.69                      4.59

               Louisville                 95.87                      3.79

               Mentor                     30.29                      1.28

               Perry                      88.39                      3.35

               Ravenna                    91.67                      5.09

               Willoughby                 83.00                      5.83

               NEW YORK:

               Endicott                   86.28                      6.01

               Southold                   97.01                     10.88

               Riverhead                  56.27                      3.55
                                         --------------------------------

               AVERAGE                    77.95%                    $4.56


         Environmental and Other Regulations. Liberty is subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. Liberty has not received notice from any governmental authority or private party of any material environmental noncompliance, claim or liability in connection with any of the self-storage facilities. Liberty is not aware of any environmental condition with respect to any of the self-storage facilities that could have a material adverse effect on Liberty's financial condition or results of operations.

         The self-storage facilities are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. Liberty believes that the self-storage facilities are in substantial compliance with all such regulations.

         In addition, under various federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator caused or knew of the presence of the hazardous or toxic substances and whether or not the storage of such substances was in violation of a tenant's lease. The owner or operator is not in a position to know what a tenant stores at its self-storage facility. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property, may adversely affect the owner's ability to borrow using the contaminated property as collateral. In connection with the ownership of the self-storage facilities, Liberty may be potentially liable for any cleanup costs.

         In connection with Meridian's sale of its last property, the Charleston property, in August 1997, $1.35 million was held-back from the $13.0 million sale price for estimated remediation work. In the late 1980s, the San Francisco Bay Region of the California Regional Water Quality Control Board requested that Meridian investigate and characterize soil and groundwater contamination of the Charleston property. Meridian engaged an environmental engineering firm that discovered the presence of trichloroethylene and other solvent chemicals in the groundwater. The Regional Water Quality Control Board deferred issuing a Site Cleanup Requirements in order to give Meridian time to complete the pending sale of the Charleston property. As part of the sale, the purchaser agreed to indemnify Meridian broadly against the pending Site Cleanup Requirements and other types of environmental claims. Its indemnity is backed by an environmental insurance policy. It is possible that the Regional Water Quality Control Board could still name Liberty (as Meridian's successor) as a potentially responsible party when it ultimately issues its Site Cleanup Requirements order for the property based on Meridian's former ownership.

         In the course of due diligence in connection with the reorganization, Liberty conducted Phase I environmental audits of each of these self-storage facilities. The Phase I environmental audits showed no environmental contamination, and, therefore, no need for remediation.

         Property Management. All 15 self-storage facilities are operated under the "Liberty Self-Stor, Ltd." trade name. All 15 facilities have on-site managers, five of which have resident managers. All the managers report to Mr. Heidnik, Liberty's Vice President of Operations. The facilities are staffed six to nine hours per day, seven days a week, with gate access from 6 a.m. to 10 p.m. The facilities are located in a mix of urban, suburban and rural locations.

         Proposed Expansions. Liberty currently has the following plans regarding expansion of the existing self-storage facilities:


--------------------------------------------------------------------------------
     LOCATION                ADDITIONAL SQUARE FEET           COST OF EXPANSION
--------------------------------------------------------------------------------
East Canton, Ohio                    16,200                        $380,000
--------------------------------------------------------------------------------
East Liverpool, Ohio                  9,300                        $165,000
--------------------------------------------------------------------------------
Southold, New York                   11,150                        $182,000
--------------------------------------------------------------------------------

Liberty plans to finance these expansions with traditional bank construction loans.

         Competition. The facilities compete with a variety of other self-storage companies including national, regional and local companies. Each facility has at least two other self-storage facilities within a five mile radius. Many of Liberty's competitors are larger and have substantially greater financial resources than Liberty. Liberty competes in operations and for acquisition opportunities with entities that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to Liberty and increase the bargaining power of property owners seeking to sell. If competition increases, Liberty could experience a decrease in occupancy levels and rental rates, which could decrease the cash available for distribution. In addition, the self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of such overbuilding might cause Liberty to experience a decrease in occupancy levels, limit Liberty's ability to increase rents, and compel Liberty to offer discounted rents.

         Leases. Space at each facility is leased on a monthly basis using the same standard form of lease agreement. Attached to each lease agreement is a lease addendum notifying lessees that they store goods at their own risk.

         Insurance. In the opinion of Liberty's management, the facilities are adequately covered by insurance. Each facility has a limit on coverage determined by management and the insurance company and each policy carries a $2,500 deductible. The facility's responsibility for losses extends only to the actual property and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. Liberty's management will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on Liberty's investments at a reasonable cost and on suitable terms.

         In addition, Liberty maintains title insurance insuring fee title to the self-storage facilities in an aggregate amount believed to be adequate.

         Mortgages. The Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton, and Endicott facilities are all encumbered by mortgages which secure a $10,300,000 loan from Provident Bank to Liberty Self-Stor, Ltd. The loan is at a variable rate of interest equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. The rate for the initial three-years was fixed at 7.72% and will adjust on June 1, 2001 for the final two years with maturity to occur on June 1, 2003. The loan is amortized over 20 years. Current payments are $84,367 per month. The loan is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 1999 was $9,418,466.

         The Dayton facility is further encumbered by a mortgage securing a $720,000 construction and development loan from Provident Bank. As of December 31, 1999, $670,641 has been drawn on the loan for construction expenditures. Interest during the construction phase of the loan is at the prime rate of Provident Bank. Upon completion of the construction phase, which is projected to occur by April, 2000, the interest on the loan adjusts to 7.72%. Then the loan will be adjusted to a variable rate equal to 2.25% above the then current weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of two years. Monthly payments after the construction phase will be amortized over an 18-year period. This note is personally guaranteed by Mr. Osborne.

         The Catawba facility is further encumbered by a mortgage securing a $265,087 construction and development loan from Provident Bank to the self-storage company. The loan had an initial interest rate equal to the prime rate. As of July 1, 1999, the interest rate converted to a rate equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of two years. The interest rate will be further re-adjusted as of June 1, 2001 for determining the payments during the last two years of the loan, which matures June 2003. Payments were interest only through May 31, 1999 and thereafter converted to the variable rate discussed above, using a 23-year amortization period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 1999 was $262,544.

         The East Liverpool facility is also encumbered by a $250,000 mortgage with Rt. 11 Storage Park, Inc. Current monthly payments are $2,000. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 1999 was $250,000.

         The Avon facility is encumbered by a mortgage securing a $549,446, as of December 31, 1999, construction and development loan from Provident Bank. The terms of this loan are identical to those for the loan encumbering the Catawba facility, except that the variable rate is 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. The Avon facility is also encumbered by a $940,000 loan, maturing October 31, 2002, from Provident Bank, guaranteed by Mr. Osborne. The loan has an interest rate of 8.02%. Current monthly payments are $7,268 per month, with a 25-year amortization period. The principal amount of the loan as of December 31, 1999 was $913,402.

         The Mentor facility is encumbered by a mortgage securing a $1,884,000 construction and development loan from The Peoples Banking Company. As of December 31, 1999, $1,884,000 has been drawn on the loan for construction expenditures. Interest during the construction phase of the loan was fixed at 8.0%. The interest on the loan adjusted, upon completion of the construction, to a variable rate equal to 2.75% above the then current weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of three years. Monthly payments after the construction phase will be at $15,769 including interest amortized over a 20-year period. This note is personally guaranteed by Mr. Osborne.

         The Southold facility is encumbered by a mortgage with Provident Bank in the amount of $2,675,000, which matures July 2002. Current monthly payments are $17,296. The initial interest rate is prime which converts on June 30, 2000 to 2.50% over the average yield on U.S. Treasury Securities adjusted for a constant maturity of three years. The loan provides for interest only payments through June 30, 2000 and thereafter converts to the variable rate discussed above, using a 20-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 1999 was $2,647,246.

         The Cleveland facility is encumbered by a mortgage with Shore Bank, Cleveland in the amount of $1,271,237, maturing on May 20, 2002. Current monthly payments are $9,695 with an interest rate of 6.76%, using a 20-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 1999 was $1,235,526. The Cleveland facility is further encumbered by a $300,000 construction loan with Shore Bank. As of December 31, 1999, $298,319 has been drawn on the loan for construction expenditures. Interest is payable monthly at 7.25%. Current monthly payments are $2,397 for 20 months until a balloon payment of $290,816 is due on May 1, 2001. This note is personally guaranteed by Mr. Osborne.

         The Riverhead facility is encumbered by a mortgage with James R. Stark and Patricia Stark in the amount of $600,000, maturing June 2004. Current monthly payments are $5,207, with an interest rate of 8.50%, using a 20-year amortization. This note is personally guaranteed by Thomas J. Smith. The principal amount of the loan as of December 31, 1999 was $593,157. The Riverhead facility is encumbered by a second mortgage with Provident Bank in the amount of $570,000, maturing in June 2003. Current monthly payments are $2,260. Interest is at prime rate until June 1, 2000 when it converts to 2.50% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. The loan provides for interest only payments through May 31, 2000 and thereafter converts to the variable rate discussed above, using a 18-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 1999 was $570,000.

         Depreciation. Depreciation on the self-storage facilities is computed using the straight-line method and is based upon useful lives of 25 years for buildings and improvements and five years for personal property.

INVESTMENT POLICY

         Liberty was organized to acquire, succeed to, continue and expand the business of Meridian following the mergers and reincorporation. Liberty intends to operate and be taxed as a REIT. Liberty will operate and manage the 15 self-storage facilities, as the general partner of the operating partnership. Although Liberty presently intends to focus its investment strategy on self-storage facilities, the board of directors, in its sole discretion, may change or modify Liberty's investment objective.

         Activities of Liberty. Liberty has the ability to engage under its articles and bylaws, subject to Maryland law, in the following activities:

       1.   issue senior securities;
       2.   borrow money;
       3.   make loans;
       4.   underwrite securities of other issuers;
       5.   engage in the purchase or sale of investments;
       6.   offer securities in exchange for property;
       7.   repurchase or otherwise reacquire its shares or other securities;
            and
       8. make annual reports and other reports to stockholders which contain annual audited financial statements.

Liberty could borrow money necessary to acquire properties, could offer interests of the operating partnership in exchange for properties, and will make annual reports with audited financials. Liberty has no current plans to engage in any of the other listed activities. During the last three years, Meridian did not engage in any of these activities with the exception of making annual reports and other reports to shareholders containing audited financial statements. During each of the last three years, Meridian filed annual and quarterly reports with the SEC. Liberty's ability to engage in any of the above activities is subject to change without the approval of stockholders.

         Self-Storage Investment Strategy. Liberty will focus on the acquisition, expansion and development of a portfolio of self-storage facilities. Liberty seeks to capitalize on several types of opportunities it believes are present in the self-storage market.

         _ ACQUISITION PROPERTIES -- Liberty will seek properties in locations with desirable supply and demand characteristics, with the potential for higher occupancy and rental rates and that currently have non-professional management/ownership. Liberty will seek to acquire properties at an attractive price where appropriate and expand the property to add additional rental units. Liberty will seek to acquire properties based on rents and expenses in place and then undertake a program of cost control and revenue enhancement. To reduce competition for its acquisitions, Liberty will primarily seek individual properties, versus bulk acquisitions, and facilities which do not meet the typical size requirements of the major national self-storage companies, generally below 45,000-50,000 square feet. Liberty believes opportunities exist to acquire such facilities, and is engaged in discussions with potential sellers.

         _ DEVELOPMENT -- Messrs. Smith and Heidnik and Ms. Kirchenbauer have had collectively 19 years of experience in the self-storage industry and in the real estate industry. In addition to the acquisition of 13 facilities and the development of two facilities in the last three years, the self-storage company has expanded approximately seven of its facilities in that period and is currently expanding three facilities. Through these individuals, Liberty has in-house development and expansion expertise and will selectively develop facilities in attractive markets.

         Liberty intends to focus in geographic areas where it has existing real estate relationships or has previously conducted business and owned self-storage facilities, including Ohio, New York, North Carolina, New Jersey, Florida, Indiana, Pennsylvania and Michigan. To promote management efficiency, Liberty will seek to concentrate acquisitions in each area into regional clusters in which regional managers will be responsible for more than one facility and the individual location managers will report to the regional manager. These regional clusters promote economies of scale. Liberty plans to pay for acquisitions with cash, debt, the issuance of equity securities or funds from operations. Liberty will acquire additional self-storage facilities primarily for income.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which Liberty is a party or to which any of its assets are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) A Special Meeting of Shareholders in lieu of the Annual Meeting of Shareholders of Meridian Point Realty Trust '83, predecessor-in-interest to Liberty, was held on December 28, 1999.

         (b) Proxies were solicited for the election of directors by Meridian's management pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitation in opposition to management's nominees as listed in the proxy statement/prospectus was made. All of management's nominees were elected to hold office until the next annual election of directors and until their successor are elected and qualified pursuant to the vote of Liberty's stockholders.

         (c)      The matters voted upon were the following:


                  1. Amendment to Meridian's Amended and Restated Declaration of
                     Trust.

                                    For              1,629,498
                                    Against            209,976
                                    Withheld            45,577

                  2. Reincorporation of Meridian from a California common law business trust into Liberty Self-Stor, Inc., a Maryland corporation and wholly-owned subsidiary of Meridian.

                                    For              1,605,046
                                    Against            236,043
                                    Withheld            43,962

                  3. Acquisition of Liberty Self-Stor, Ltd., a company
                     controlled by Richard M. Osborne, Meridian's and Liberty's Chairman of the Board and Chief Executive Officer, through the reorganization of Meridian as an umbrella partnership real estate investment trust.

                                    For              1,600,555
                                    Against            241,052
                                    Withheld            43,444

                  4. Election of Trustees (Steven A. Calabrese, Mark D. Grossi,
                     Marc C. Krantz, Richard M. Osborne and Thomas J. Smith), who will, if the reincorporation is approved, serve as directors of Liberty, to serve until the next annual meeting of shareholders or until their successors are elected and have been duly qualified.

                                    Name                        For
                                    ----                        ---
                                    Steven A. Calabrese     1,979,842
                                    Mark D. Grossi          1,979,842
                                    Marc C. Krantz          1,979,842
                                    Richard M. Osborne      1,979,842
                                    Thomas J. Smith         1,979,842

                  5. Liberty's 1999 Stock Option and Award Plan.

                                    For              1,615,818
                                    Against            210,102
                                    Withheld            59,131

                  6. Lease with OsAir, Inc., a company owned by Richard M.
                     Osborne, Meridian's and Liberty's Chairman of the Board and Chief Executive Officer, for Liberty's executive offices.

                                    For              1,608,855
                                    Against            229,119
                                    Withheld            47,077

                  7. Ratification of Arthur Andersen LLP as Meridian's (and
                     Liberty's, as Meridian's successor) independent accountants for the fiscal year ending December 31, 1999.

                                    For              2,041,101
                                    Against             71,756
                                    Withheld            40,767

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  Shares Prices. Until May 6, 1999, Meridian's shares of beneficial interest, $1.00 stated value, were traded on the SmallCap Market of the Nasdaq Stock Market under the symbol "MPTBS." From May 6, 1999 until January 4, 2000, Meridian's shares of beneficial interest traded on the Over-the-Counter Bulletin Board Market of Nasdaq under the symbol "MPTBS." On January 4, 2000, after approval of the reincorporation, Liberty's shares of common stock, $0.001 par value per share, began trading on the Over-the-Counter Bulletin Board Market of Nasdaq under the symbol "LSSI."

         The following table sets forth the published high and low bid information for Liberty's common stock for each quarter within Liberty's last two fiscal years. Because Liberty's common stock is traded on the Over-the-Counter Bulletin Board Market and previously was traded on the SmallCap Market, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



                                        HIGH                       LOW

                    1998

First Quarter                           $1.50                      $0.88

Second Quarter                           1.56                       0.88

Third Quarter                            1.06                       0.50

Fourth Quarter                           1.00                       0.31

                    1999

First Quarter                           $0.75                      $0.38

Second Quarter                           1.03                       0.38

Third Quarter                            0.97                       0.56

Fourth Quarter                           0.69                       0.38


                  Record Holders. As of March 6, 2000, Liberty's shares of common stock were held by approximately 2,143 holders of record.

                  Dividends. No dividends were paid to Liberty's stockholders in 1998 or 1999. Under the REIT tax rules, Liberty is required to make distributions to stockholders that aggregate annually at least 95% of its taxable income. Liberty did not have any taxable income in 1998 or 1999 and, thus, Liberty remains in compliance with this rule. In accordance with Liberty's organizational documents, dividend distributions are at the discretion of Liberty's directors. In addition, under the terms of the partnership agreement of the operating partnership, the operating partnership is required to make distributions to enable Liberty to comply with the REIT dividend rules, unless Liberty, acting as general partner of the operating partnership, determines that such a distribution would not be in the best interests of the operating partnership. There can be no assurance when or if dividends will resume.

                  Liberty Transaction. In connection with Meridian's special meeting held on December 28, 1999, Liberty filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register the shares of its common stock issued to Meridian's shareholders in connection with the mergers and the shares of its common stock issuable to Mr. Osborne, Mr. Smith and Retirement Management Company upon the conversion of each of their Class A limited partnership interests in the operating partnership. This Registration Statement was declared effective by the SEC on October 29, 1999. The merger was effective December 29, 1999 at which time each share of beneficial interest of Meridian was automatically deemed to represent one share of common stock of Liberty. Cash was paid in lieu of fractional shares. There were no offering proceeds from the registration of Liberty's common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction
------------

         On December 29, 1999, Liberty Self-Stor, Inc., a Maryland corporation, succeeded to the business of Meridian Point Realty Trust '83. Meridian was formed and operated as a self-liquidating/finite-life REIT, meaning that Meridian was intended to have limited life through provisions of its declaration of trust which stated that the net proceeds from the sale of a property owned by Meridian could not be reinvested but had to be distributed to shareholders after payment of indebtedness relating to that property and other obligations. This limited life policy essentially precluded Meridian from acquiring new properties and reinvesting the proceeds from the disposition of future properties into new assets. Meridian sold its last remaining property in August 1997 and the limited life policy precluded it from acquiring new properties.

         Following Meridian's sale of its last remaining property in August 1997, the former board of trustees of Meridian investigated a variety of alternatives to maximize the value of Meridian's shares. At Meridian's September 22, 1998 annual meeting, the former board of trustees proposed complete dissolution and liquidation. This plan of dissolution and liquidation was not approved by the shareholders and a new board of trustees was elected. In its proxy statement, the current board indicated that, if elected, it would seek to eliminate the limited life policy and would consider merging with a real estate company that owns self-storage facilities.

         At a special meeting of Meridian's shareholders in lieu of an annual meeting of shareholders on December 28, 1999, Meridian's shareholders approved, among other matters, the reincorporation in which Meridian was merged with and into Liberty with Liberty as the surviving entity. The purpose of the reincorporation was to eliminate Meridian's limited life policy, giving management the opportunity to seek new investments. The merger with Liberty was effective on December 29, 1999.

         Also, at the special meeting, Meridian's shareholders approved the acquisition of Liberty Self-Stor, Ltd., an Ohio limited liability company owned by Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, which owned 15 self-storage facilities. The acquisition was accomplished through the reorganization of the company as an umbrella partnership real estate investment trust, or UPREIT. In an UPREIT structure, the publicly-held REIT is the general partner of an operating partnership which owns the properties of the REIT.

         The reorganization as an UPREIT resulted in the acquisition of Mr. Osborne's self-storage company through the formation of an operating partnership by Liberty and Richard M. Osborne, Thomas J. Smith and Retirement Management Company, the members of Mr. Osborne's self-storage company. Mr. Osborne was the sole manager and owned prior to the reorganization with Retirement Management Company, of which Mr. Osborne is the sole shareholder, approximately 99.3% of the self-storage company. The 99.3 % includes 0.7% interest that Mr. Osborne owned as successor to Diane M. Osborne's interest. The remaining 0.7% was owned by Thomas J. Smith, the President, Chief Operating Officer and a director of Liberty.

         Upon the reorganization, Liberty became the general partner owning approximately 1% of the operating partnership and a limited partner owning approximately 28.9%, and Mr. Osborne, Mr. Smith and Retirement Management Company are the limited partners, owning approximately 70.1% of the operating partnership. The limited partnership interests of the operating partnership are divided into two classes: Class A and Class B. Mr. Osborne, Mr. Smith and Retirement Management Company received Class A limited partnership interests and Liberty received Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into common stock on a one-for-one basis. The Class B limited partnership interests are identical to the Class A interests in all material respects except that the Class B interests are not redeemable or convertible.

         The operating partnership is the sole owner of Mr. Osborne's self-storage company which owns the 15 self-storage facilities. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially of its assets, either directly or through subsidiaries. Liberty's board of directors manage the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership.

Recent Events
-------------

         On March 10, 2000, Liberty entered into a Purchase and Sale Agreement with Springfield Mini Storage, an Ohio limited partnership, to purchase Springfield Mini Storage, located in Springfield Township, Ohio. The $2.2 million purchase price will financed by a $1.7 million mortgage with a bank and $0.5 million from a note to the seller guaranteed by Mr. Osborne. The purchase is expected to close by July 2000 and is subject to financing and other customary terms and conditions including due diligence and approval by Liberty's Board.

         The following discussion should be read in conjunction with accompanying Balance Sheets and Statements of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

Liquidity and Capital Resources
-------------------------------

         Liberty's source of near-term liquidity is its unrestricted cash, which at December 31, 1999 totaled $450,512 as compared to $600,173 for the same period in 1998. These funds are expected to be adequate to satisfy Liberty's overhead and operating expenses in the short term. In addition, Liberty believes that its cash flows from operating activities, from the self-storage facilities, are sufficient to service its debt for the next 12 months. However, the self-storage company has a history of 10 consecutive quarters of losses. Liberty is currently seeking additional equity and debt financing. Liberty needs this additional equity and debt financing for long-term growth. There is no guarantee that Liberty will be able to obtain the necessary financing.

         An annual meeting of shareholders of Meridian was held on September 22, 1998, at which time a proposed plan of liquidation was defeated by shareholders and the current Board of Trustees was elected. The vote was declared official on September 28, 1998. Before leaving office, the previous Board purchased additional Directors' and Officers' indemnity insurance at a cost of $135,000, which was expensed in the third quarter. The former Trustees also created the Meridian Indemnity Trust to pay for the expenses of defending themselves against potential litigation. The Indemnity Trust was funded with $350,000 of Meridian funds, which along with interest is reflected as "Restricted Cash" on the Balance Sheet. Current management negotiated the release of all but approximately $3,000 of these funds from the Indemnity Trust in September 1999.

         During the twelve months ended December 31, 1999 and 1998, Liberty had no cash distributions.

Results of Operations
---------------------

Revenues
--------

         Rentals from real estate properties totaled $26,984 and $0 for the years ended December 31, 1999 and 1998, respectively. The rentals for 1999 consist of three days business generated by the self-storage facilities that were acquired on December 29, 1999.

         Interest and Other Revenues were $92,677 and $101,893 for the years ended December 31, 1999 and 1998, respectively. The totals for both years consist mainly of interest income from investments in mortgage-related assets.

Expenses
--------

         Property Taxes and Insurance for the years ended December 31, 1999 and 1998 were $2,327 and $0, respectively. The property taxes and insurance for 1999 consist of three days business of the self-storage company, December 29, 1999 to December 31, 1999, of the total property taxes and insurance for the self-storage facilities in 1999.

         Property Operating Costs totaled $9,433 and $100,000 for the years ended December 31, 1999 and 1998, respectively. The 1999 costs consist of three days business of the self-storage company, December 29, 1999 to December 31, 1999, of the total operating costs for the self-storage facilities in 1999. The 1998 costs represent fees paid to E & L Associates.

         Legal and Professional Fees for the years ended December 31, 1999 and 1998 were $228,368 and $226,240, respectively. The 1999 expenditures include $115,585 related to accounting fees and investor relations expenses. The 1998 legal costs were due to costs incurred by Meridian prior to the current Board taking office in September 1998 arising from the proposed plan of dissolution and liquidation, the proxy contest, and the defense of the Fund's lawsuit.

         General and Administrative Expenses were $31,960 and $575,461 for the years ended December 31, 1999 and 1998, respectively. The 1999 expenditures consist of three days business of the self-storage company, December 29, 1999 to December 31, 1999, of the total general and administrative expenditures for the self-storage facilities in 1999. The majority of the 1998 expenditures were incurred prior to September 1998, when the current Board took office. The costs were related to the former Board's evaluation of Meridian's future options, the charges related to the reimbursement of proxy solicitation costs of $102,613, which reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust, and the purchase by former trustees of additional Directors' and Officers' indemnity insurance of $219,143.

         For the years ended December 31, 1999 and 1998, Depreciation, Amortization and Other totaled $15,022 and $13,017, respectively. The 1999 expense consists of $7,351 in an unrealized loss on investment in mortgage-related assets and the balance consists of three days business of the self-storage company, December 29, 1999 to December 31, 1999, of the total depreciation, amortization, and other expenses for the self-storage facilities in 1999. The 1998 expense represents an unrealized loss on investment in mortgage-related assets.

         Interest Expense was $14,530 and $0 for the years ended December 31, 1999 and 1998, respectively. The 1999 expense consists of three days business of the self-storage company, December 29, 1999 to December 31, 1999, of the total interest expense for the self-storage facilities in 1999. The interest expense relates to mortgages and notes payable for the self-storage facilities.

Net Income (Loss)
-----------------

         As a result of the factors noted above, there was a net loss was $181,979 for the year ended December 31, 1999 compared to a net loss of $812,825 for the same period of 1998.

Forward-Looking Statements
--------------------------

         Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

         -   Liberty's continued tax status as a REIT,
         -   the failure to successfully implement Liberty's business plans,
         - the failure to successfully integrate the self-storage company and other acquired facilities into Liberty,
         - the failure to complete the acquisition of Springfield Mini Storage, or, if the acquisition is completed to successfully integrate the operations of Springfield Mini Storage into those of Liberty,
         - the failure to obtain additional funds necessary to execute Liberty's business plan,

         -   changes in general economic conditions,
         -   changes in local real estate conditions,
         - the inability to generate sufficient revenues to meet operating expenses, and
         -   the failure to manage growth effectively.

         Any investor or potential investor in Liberty must consider these risks and others that are detailed in other filings by Liberty with the Securities and Exchange Commission, including Liberty's Registration Statement on Form S-4. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

Election for REIT Status
------------------------

         Meridian previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and Liberty intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 1999. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing Liberty's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statements of Operations.

         To qualify for REIT status, Liberty must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at Liberty, no assurance can be given regarding Liberty's qualification as a REIT for any particular year. If Liberty failed to qualify as a REIT, distributions to stockholders would no longer be required. In addition, distributions originally treated as capital gain distributions could be re-characterized as ordinary dividend distributions to shareholders. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty or Meridian ceased to qualify as a REIT. If Liberty later re-qualified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of re-qualification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

         As previously reported, as a result of Meridian's sale of its last real estate property in August 1997, Meridian's status as a REIT for 1997 and 1998 was dependent, in part, upon tax rules regarding investments by REITs in specific types of non-real estate assets. On June 8, 1999, Meridian entered into a Closing Agreement with the Internal Revenue Service in which the IRS agreed to accept Meridian's status as a REIT regarding these investments for 1997 and 1998.

ITEM 7.  FINANCIAL STATEMENTS

         Liberty's Report of Independent Accountants and Financial Statements are incorporated herein by reference and filed as part of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Liberty has not changed its independent certified public accountants and has not had any disagreement with its independent certified public accountants on accounting or financial disclosures required to be made under rules of the Securities and Exchange Commission.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers
--------------------------------

         Liberty's directors are elected annually and serve until the next annual meeting of stockholders and until their successors are elected and qualified. Liberty's Articles of Incorporation provide that the number of directors shall be not less than three nor more than fifteen. Currently, the authorized number of directors is five.

         The following table sets forth as to each person who currently serves as a director or as an executive officer, his name, age, and position with
Liberty:

         Name                       Age               Position
         ------------------------------------------------------------------------------------
         Richard M. Osborne         54      Chairman, Chief Executive Officer and a Director

         Thomas J. Smith            55      President, Chief Operating Officer and a Director

         Sherry L. Kirchenbauer     31      Chief Financial Officer and Assistant Secretary

         Jeffrey J. Heidnik         38      Vice President of Operations

         Marc C. Krantz             39      Secretary and a Director

         Steven A. Calabrese        38      Director

         Mark D. Grossi             44      Director

         Officers of Liberty hold office at the discretion of the directors. Each director and executive officer's principal occupations during the past five years or more are set forth below.

         Richard M. Osborne has been Chairman of the Board, Chief Executive Officer and a Director of the Liberty since September 1998. Mr. Osborne is President and Chief Executive Officer of OsAir, Inc., a company he founded in 1963. Mr. Osborne is the sole manager of Turkey Vulture Fund XIII, Ltd., which began operations in January 1995. He is also a director of USP Real Estate Investment Trust, a publicly-held real estate investment trust, a director of NuMED Home Health Care, Inc., a publicly-held home healthcare company, a director and Chairman of the Board of Pacific Gateway Properties, Inc., a publicly-held real estate company, and a director and Vice Chairman of the Board of GLB Bancorp, Inc., a publicly-held bank holding company.

         Thomas J. Smith has been President, Chief Operating Officer and a Director of Liberty since September 1998. Since April 1, 1996, Mr. Smith has served as the Executive Operating Manager of Liberty Self-Stor, Ltd. Mr. Smith has been the President of Retirement Management Company since 1992. Mr. Smith also serves as a Director of GLB Bancorp, Inc.

         Sherry L. Kirchenbauer has been Chief Financial Officer and the Assistant Secretary of Liberty since December 1999. Prior to joining Liberty, Ms. Kirchenbauer was controller for two years for Interpak, a plastics manufacturing company, and accounting manager for LaRich Distributors, which has real estate interests in apartment buildings and shopping centers.

         Jeffrey J. Heidnik has been the Vice President of Operations of the Liberty since December 1999. Mr. Heidnik has worked for Mr. Osborne since 1980. In 1986, he began building and managing self-storage projects for Mr. Osborne and gradually assumed total responsibility for managing the operations of the storage sites.

         Marc C. Krantz has been the Secretary and a Director of Liberty since September 1998. Mr. Krantz is the managing partner with the law firm of Kohrman Jackson & Krantz P.L.L. and has been with that firm for the last five years.

         Steven A. Calabrese has been a Director of Liberty since September 1998. Mr. Calabrese is serving as managing partner of Calabrese, Racek and Markos, Inc., CRM Construction, Inc. and CRM Environmental Services, Inc., firms which specialize in evaluation, management, construction and environmental assessment services for commercial and industrial real estate. Mr. Calabrese is also a director of Pacific Gateway.

         Mark D. Grossi has been a Director of Liberty since September 1998. Mr. Grossi is currently Executive Vice President and a Director of Charter One Financial, Inc., a publicly-traded savings and loan holding company, and Executive Vice President and Chief Retail Banking Officer of its subsidiary, Charter One Bank. Mr. Grossi also serves as a director of Pacific Gateway and a director of JB Oxford Holdings, Inc., a publicly-held brokerage company. Since prior to 1993, Mr. Grossi has held various senior executive positions with Charter One Bank and its predecessor.

Board of Directors; Committees
------------------------------


         The board of directors is currently comprised of Messrs. Calabrese, Grossi, Krantz, Osborne and Smith. The board of directors has two standing committees: an audit committee and compensation committee.

         Audit Committee: The audit committee is currently comprised of Messrs. Grossi and Krantz. The audit committee makes recommendations to the board of directors regarding the selection of the independent auditors, reviews the plan, scope and results of the audit, reviews with the independent auditors and management the policies and procedures with respect to internal accounting and financial controls, changes in accounting policy and the scope of the non-audit services which may be performed by the independent auditors.

         Compensation Committee. The compensation committee is currently comprised of Messrs. Calabrese and Grossi. The compensation committee establishes the compensation of the executive officers and administers Liberty's 1999 Stock Option and Award Plan.

Meetings of the Board of Directors
----------------------------------

         The current Board of Directors met three times in 1999 and at least 75% of the directors participated in all meetings. The Board also acted by unanimous written consent three times in 1999.

Director Compensation
---------------------

         Beginning in 1999, Liberty will pay each director, other than Messrs. Osborne, Smith and Krantz, an annual fee of $5,000 in shares of Liberty. In addition, Liberty will pay each such director $250 in cash for each board meeting that such director participates in.

ITEM 10. EXECUTIVE COMPENSATION


Executive Compensation
----------------------

         From February 23, 1996 until September 28, 1998, Meridian had no employees and no compensation was paid to its executive officers. On February 23, 1996, Meridian entered into an agreement with E&L Associates, Inc., to provide Meridian with asset management and other administrative services. Lorraine O. Legg, Meridian's former President, Chief Executive Officer and a trustee, has an ownership interest in a company which is the parent company of E&L. The agreement with E&L was terminated by the current trustees on September 22, 1998. Meridian paid E&L a total of $100,000 in 1998, $120,000 in 1997 and
$95,000 in 1996.

         The new officers of Liberty, who took office on September 28, 1998, agreed to serve without salaries until a plan for converting Meridian to a perpetual-life REIT was approved by the shareholders. This plan was completed upon shareholder approval of the reincorporation on December 28, 1999. Therefore, no executive compensation was paid in 1999.

Employment Agreements
---------------------

         Liberty is a party to an employment agreement with Mr. Smith. The employment agreement provides for a two-year term commencing on December 28, 1999, with automatic one-year renewal periods. Mr. Smith will receive an annual salary of $125,000, bonuses at the discretion of Liberty's Board of Directors, and the use of a company car.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Liberty's directors and executive officers, and persons who own more than 10% of Liberty's shares, to file with the Securities and Exchange Commission and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the shares. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish Liberty with copies of all Section 16(a) forms they file.

         Based solely on its review of copies of reports furnished to Liberty or written representations that no reports were required, Liberty believes that all
Section 16(a) filing requirements were met in 1999.

Option Grants in 1999
---------------------


         The following table summarizes information concerning options granted during Liberty's fiscal year ended December 31, 1999 to each of the executive officers.

                     NUMBER OF     PERCENT OF
                     SHARES OF        TOTAL
                      COMMON         OPTIONS
                       STOCK        GRANTED TO    EXERCISE
                     UNDERLYING   EMPLOYEES IN   PRICE PER
       NAME           OPTIONS *     FISCAL 1999     SHARE     EXPIRATION DATE
-----------------    ----------   -------------  ---------   -----------------


Thomas J. Smith       100,000       64.5%         $0.5625    May 6, 2009

Jeffrey J. Heidnik     25,000       16.1%         $0.5625    May 6, 2009

* Options vest over three years beginning on the first anniversary of the date of grant.

Option Values at Year-End 1999
------------------------------

         The following table summarizes information with respect to the number of unexercised options held by executive officers as of December 31, 1999. The exercise price of the options exceeded the last sale price of Liberty's common stock on December 31, 1999. No executive officer exercised any options in 1999.

                                          NUMBER OF SHARES
                                       UNDERLYING UNEXERCISED
                                   OPTIONS AT DECEMBER 31, 1999
                                  --------------------------------
          NAME                    EXERCISABLE       UNEXERCISABLE
          ---------------------   -----------       -------------
          Thomas J. Smith             -0-              100,000

          Jeffrey J. Heidnik          -0-               25,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the amount and nature of the beneficial ownership of Liberty's common stock as of March 8, 2000 by (i) each person known by Liberty to own more than 5% of the outstanding shares (based upon filings made with the SEC), (ii) each director, (iii) each executive officer, and (iv) all the Directors and Executive Officers as a group.


                                                 Amount of Shares
Name and Address                                Beneficially Owned                Percentage
----------------                                ------------------                ----------
Turkey Vulture Fund XIII, Ltd.                       297,344 (1)                     9.8%
8500 Station Street, Suite 113
Mentor, Ohio 44060

Richard M. Osborne                                   297,344 (1)                     9.8%
8500 Station Street, Suite 113
Mentor, Ohio 44060

Steven A. Calabrese                                  290,265                         9.6%
1110 Euclid Avenue, Suite 300
Cleveland, Ohio 44115

Marc C. Krantz                                         5,000                           *
1375 E. Ninth Street, 20th Floor
Cleveland, Ohio 44114

Sherry L. Kirchenbauer                                 4,000                           *
8500 Station Street, Suite 100
Mentor, Ohio 44060

Mark D. Grossi                                           -0-                         0.0%
1215 Superior Avenue, 7th Floor
Cleveland, Ohio 44114

Thomas J. Smith                                          -0-                         0.0%
8500 Station Street, Suite 100
Mentor, Ohio 44060

Jeffrey J. Heidnik                                       -0-                         0.0%
8500 Station Street, Suite 100
Mentor, Ohio 44060

All Directors and Executive Officers as a group      596,609                        19.7%

-------------------
* less than 1%

(1) Richard M. Osborne is the sole manager of Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company, and may be deemed to be the beneficial owner of all 297,344 shares owned by the Fund.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective February 24, 1996, Meridian entered into an agreement with E & L Associates to provide property management and certain other administrative services. Under this agreement, E & L received a monthly fee of $8,333 to June 30, 1996. Effective July 1, 1996, the monthly fee was increased to $10,000. During 1998, E & L received fees of $100,000. In 1997, E & L received fees of $120,000 and, in connection with the sale of the Charleston property in August 1997, received a fee of $233,000 under an incentive plan adopted by the trustees for E & L's arranging, structuring, negotiating and closing the transaction. E & L is a wholly-owned subsidiary of a company in which Lorraine O. Legg, Meridian's former President, Chief Executive Officer and a Trustee has an ownership interest. Other than the management fees paid to E & L, Ms. Legg received no other compensation from Meridian. The agreement between Meridian and E & L was terminated by the current board on September 22, 1998.

         Before leaving office, the previous board created the Indemnity Trust to pay for the expense of defending themselves against potential litigation. The Indemnity Trust was funded with $350,000 of company funds. Current management negotiated the release of all but approximately $3,000 of these funds from the Indemnity Trust.

         In connection with the proxy solicitation by Meridian `83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. incurred expenses of $102,613. The current board authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Mr. Osborne is the sole manager of the Fund. The $102,613 is shown as an accounts payable on Liberty's balance sheet because Mr. Osborne has informed Liberty's management that he is not requiring payment at this time.

         On January 14, 1997, Mr. Osborne personally executed a promissory note to Second National Bank (formerly Enterprise Bank) for a line of credit in the amount of $500,000. The entire $500,000 has been drawn on and Mr. Osborne passed the proceeds onto the self-storage company. The self-storage company has made, and will continue to make, the monthly interest-only payments on the note. The initial interest rate of the note was 8.25%, subject to change from time to time based on changes in an index which is Second National's prime rate. The $500,000 is shown as notes payable to related party on Liberty's balance sheet.

         Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies.

         Mr. Osborne, through Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company of which he is sole manager, owns 297,344 shares, or 9.8% of the Liberty's outstanding shares. Mr. Osborne and Retirement Management Company, of which he is the sole shareholder, owned 99.3% of the self-storage company and received limited partnership interests in the operating partnership in exchange for the membership interests in the self-storage company. Mr. Osborne, Mr. Smith and Retirement Management Company received 7,107,573 limited partnership interests in the operating partnership in exchange for their membership interests in the self-storage company. Therefore, Mr. Osborne, with Retirement Management Company, received 99.3% of the Class A limited partnership interests, or 7,057,820 limited partnership interests. Mr. Osborne, Mr. Smith and Retirement Management Company own 70.1% of the operating partnership, with Liberty owning the remaining 29.9%. The Class A limited partnership interests are redeemable for cash equal to the number of limited partnership interests multiplied by the market price of Liberty's stock or, at the election of Liberty, convertible into common stock, on a one-for-one basis. Including 297,344 shares of common stock that will be held by Turkey Vulture Fund, of which Mr. Osborne is the sole manager, upon completion of the reorganization, Mr. Osborne would, upon conversion, own 7,355,164 shares of the common stock, or approximately 72% of the common stock then outstanding. No such conversion into common stock will be permitted if Liberty determines that such conversion would be likely to disqualify Liberty as a REIT.

         For each contributor to the operating partnership, the percentage interest in the operating partnership was determined by dividing the net asset value to be contributed by that contributor by the sum of the net asset value of the cash and other assets and liabilities to contributed to the operating partnership by Liberty, and the net asset value of the assets and liabilities to be contributed to the operating partnership by the self-storage company. The self-storage company assumed $725,000 of the costs of the reincorporation and the acquisition through the reorganization through a deduction to its net asset value. Total costs of the reincorporation and the acquisition were approximately $793,000, $68,000 of which was paid by Liberty.

         As an officer and trustee of Meridian, as an officer and director of Liberty and as the significant member of the self-storage company, Mr. Osborne was a party to all sides of the negotiations regarding the reincorporation and the reorganization. Mr. Osborne receives the benefit of the contribution of the self-storage facilities in a tax-free transaction and the opportunity to convert his privately-held self-storage company into a public entity through the reorganization. The agreements and arrangements in connection with the reincorporation and the acquisition of the self-storage company were not the result of arm's-length negotiations.

         Liberty's corporate offices are leased from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term of the lease is $4,000 per month. At December 31, 1999, the rent, which is included under Administrative Expenses, was $516.

         Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS
    -----------------
(In accordance with Item 601 of Regulation S-B)
Exhibit No.                         Description
-----------                         -----------

2.1 Purchase and Sale Agreement entered into August 4, 1997, together with First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase and Sale Agreement effective August 15, 1997, between Meridian Point Realty Trust '83 and 2400 Charleston Associates, LLC (successor to Rubin-Pachulski Properties, Inc.) (Filed as Exhibit
                           10.1 to Registrant's Form 8-K dated September 5, 1997 and incorporated herein by reference.)

2.2 Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust '83, Liberty Self-Stor, Inc. and Liberty Self-Stor Limited Partnership (Exhibits A and B to the Agreement and Plan of Merger are Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.1                        Articles of Incorporation of Liberty Self-Stor, Inc.
                           (Filed as Exhibit 3.1 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.2                        Bylaws of Liberty Self-Stor, Inc. (Filed as Exhibit
                           3.2 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.1 Agreement between Meridian Point Realty Trust '83 and E&L Associates, dated February 23, 1996 (Filed as part of Registrant's Form 8-K dated February 10, 1995 and incorporated herein by reference.)

10.2 Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust '83 and U.S. Trust Company, N.A. (Filed as Exhibit 10.2 to Registrant's Form 10-KSB dated March 31, 1999 and incorporated herein by reference.)

10.3 1999 Stock Option and Award Plan of Liberty Self-Stor, Inc. (Filed as Exhibit 10.1 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.4                       Lease between OsAir, Inc. and Liberty Self-Stor, Inc.
                           (Filed as Exhibit 10.2 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.5 Agreement of Limited Partnership of LSS I Limited Partnership, dated December 29, 1999. (Filed as
                           Exhibit 10.3 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.6 Employment Agreement, dated December 28, 1999, by and between Liberty Self-Stor, Inc. and Thomas J. Smith (Filed as Exhibit 10.4 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.7* Cost Sharing Agreement, by and between Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd., dated December 28, 1999

27.1*                      Financial Data Schedule

(b)  REPORTS ON FORM 8-K
     -------------------
         No Form 8-K reports were filed during the quarter ended December 31, 1999.

* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 15, 2000             LIBERTY SELF-STOR, INC.


                                    By: /s/ Richard M. Osborne
                                        -------------------------------------
                                        Richard M. Osborne
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Richard M. Osborne                             Dated:  March 15, 2000
---------------------------------------
Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

  /s/ Thomas J. Smith                                Dated:  March 15, 2000
---------------------------------------
Thomas J. Smith
President, Chief Operating Officer and Director

  /s/ Marc C. Krantz                                 Dated:  March 15, 2000
---------------------------------------
Marc C. Krantz
Secretary and Director

  /s/ Sherry L. Kirchenbauer                         Dated:  March 15, 2000
---------------------------------------
Sherry L. Kirchenbauer
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

  /s/ Jeffrey J. Heidnik                             Dated:  March 15, 2000
---------------------------------------
Jeffrey J. Heidnik
Vice President of Operations

  /s/ Mark D. Grossi                                 Dated:  March 15, 2000
---------------------------------------
Mark D Grossi
Director

  /s/ Steven A. Calabrese                            Dated:  March 15, 2000
---------------------------------------
Steven A. Calabrese
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Liberty Self-Stor, Inc.:

We have audited the accompanying consolidated balance sheet of Liberty Self-Stor, Inc. (a Maryland corporation, formerly Meridian Point Realty Trust '83) and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Self-Stor, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                         /s/ARTHUR ANDERSEN LLP



Cleveland, Ohio,
   February 25, 2000.
   (except for Note 12 as to which
   the date is March 10, 2000)

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY
                     --------------------------------------


                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                DECEMBER 31, 1999
                                -----------------



                 ASSETS
                 ------

                                                                              1999
                                                                         --------------
ASSETS:
   Cash and cash equivalents                                             $      450,512
   Accounts receivable                                                           55,642
   Investments in mortgage-related assets, at market value                    1,390,131
   Restricted cash                                                                3,623
   Other current assets                                                          71,240
                                                                         --------------

           Total current assets                                               1,971,148
                                                                         --------------

PROPERTY AND EQUIPMENT:
   Land                                                                       2,528,966
   Buildings and improvements                                                22,403,996
   Furniture and equipment                                                      171,721
                                                                         --------------
                                                                             25,104,683

   Less- Accumulated depreciation                                                 7,643
                                                                         --------------
                                                                             25,097,040
                                                                         --------------
OTHER ASSETS:
   Goodwill, net                                                                 68,581
   Other                                                                         11,740
                                                                         --------------
                                                                                 80,321
                                                                         --------------
                                                                           $ 27,148,509
                                                                         ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                              1999
                                                                         --------------
LIABILITIES:
   Current maturities of long-term debt                                  $      441,587
   Note payable to related party                                                500,000
   Accounts payable                                                             614,743
   Accounts payable to related party                                            102,613
   Accrued expenses                                                             536,154
                                                                         --------------

       Total current liabilities                                              2,195,097

LONG-TERM DEBT, net of current maturities                                    18,851,160

OTHER LONG-TERM LIABILITIES                                                      41,620

MINORITY INTEREST LIABILITY                                                   4,250,102

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
   Serial preferred stock- $.001 stated value: 2,000,000
     shares authorized, no shares issued and outstanding                          -
   Common stock--$.001 stated value: 50,000,000 shares
     authorized; 3,031,618 shares issued and outstanding                      3,031,618
   Paid-in capital                                                           22,755,694
   Distributions in excess of income                                        (23,976,782)
                                                                         --------------

           Total shareholders' equity                                         1,810,530
                                                                         --------------

           Total liabilities and shareholders' equity                      $ 27,148,509
                                                                         ==============

                The accompanying notes to consolidated financial
             statements are an integral part of this balance sheet.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY
                     --------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------


                                                             1999       1998
                                                        -----------  ----------
GROSS REVENUES:
   Rentals from real estate properties                  $    26,984  $      -
   Interest and other                                        92,677    101,893
                                                        -----------  ----------

         Total revenues                                     119,661    101,893
                                                        -----------  ----------

OPERATING EXPENSES:
   Interest                                                  14,530         -
   Property taxes and insurance                               2,327         -
   Property operating costs, including amounts
     paid to related parties of $0 and
     $100,000, respectively                                   9,433    100,000
   Legal and professional fees                              228,368    226,240
   General and administrative, including
     amounts paid to related parties of $0 and
     $133,000, respectively                                  31,960    575,461
   Depreciation, amortization and other                      15,022     13,017
                                                        -----------  ----------

           Total expenses                                   301,640    914,718
                                                        -----------  ----------

         Net loss                                       $  (181,979) $(812,825)
                                                        ===========  ==========

NET LOSS PER COMMON SHARE--BASIC AND DILUTED:
                                                        $      (.06) $    (.27)
                                                        ===========  ==========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY
                     --------------------------------------


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------



                                                                                              Distributions
                                                                             Paid-in            in excess
                                            Shares          Amount           capital            of income
                                         -------------- ---------------- -----------------  ------------------

BALANCE, December 31, 1997                   3,031,618       $3,031,618       $22,755,694     $(22,981,978)

   Net loss                                      -                -                 -             (812,825)
                                         -------------- ---------------- -----------------  ------------------

BALANCE, December 31, 1998                   3,031,618        3,031,618        22,755,694      (23,794,803)

   Net loss                                      -                -                 -             (181,979)
                                         -------------- ---------------- -----------------  ------------------

BALANCE, December 31, 1999                   3,031,618       $3,031,618       $22,755,694     $(23,976,782)
                                         ============== ================ =================  ==================


           The accompanying notes to consolidated financial statements are an integral part of these statements

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY
                     --------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------

                                                             1999             1998
                                                        ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $  (181,979)      $ (812,825)
     Adjustments to reconcile net loss to net
       cash provided (used) in operating
       activities-
         Depreciation and amortization                         7,643            -
         Unrealized loss on investments in
           mortgage-related assets                             7,351           13,017
         Changes in operating assets and
           liabilities-
              Restricted cash                                354,105         (357,728)
              Accounts receivable                             26,858            -
              Other assets, net                                 (599)           6,599
              Accounts payable                               268,475           83,510
              Other liabilities                              (53,095)           -
                                                         -----------       ----------

                    Net cash provided by (used
                      in) operating activities
                                                             428,759       (1,067,427)
                                                         -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash acquired with merger                           434,765            -
     Merger transaction costs                               (793,581)           -
     Investments in mortgage-related assets               (1,705,438)      (2,019,460)
     Return of principal from mortgage-related
       assets                                              1,513,678          800,721
                                                         -----------       ----------

                    Net cash used in investing
                      activities                            (550,576)      (1,218,739)
                                                         -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                (27,844)           -
                                                         -----------       ----------

                    Net cash used in financing
                      activities                             (27,844)           -
                                                         -----------       ----------


                                                              1999               1998
                                                        ------------------ ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                        $    (149,661)     $ (2,286,166)
                                                        ------------------ ------------------

CASH AND CASH EQUIVALENTS, beginning of period
                                                               600,173        2,886,339
                                                        ------------------ ------------------

CASH AND CASH EQUIVALENTS, end of period
                                                        $     450,512      $    600,173
                                                        ================== ==================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Purchase of Liberty Self-Stor, Ltd.-
       Mortgage debt assumed                            $  19,820,591      $          -
       Estimated fair value of real estate
         properties acquired                               25,104,683                 -
       Net working capital deficit assumed                    743,755                 -

           The accompanying notes to consolidated financial statements are an integral part of these statements

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY
                     --------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 1999 AND 1998
                           --------------------------



1. GENERAL:
   --------

Liberty Self-Stor, Inc. (the "Company" or "Liberty") is a corporation organized under the laws of the State of Maryland for the purpose of operating, managing, developing, expanding and investing in self-storage facilities. The Company was formerly known as Meridian Point Realty Trust '83 ("Meridian"). On December 29, 1999, Meridian was merged with and reincorporated into Liberty.

Meridian was formed as a self-liquidating/finite-life real estate investment trust ("REIT"). Under this self-liquidating policy, Meridian could not invest net proceeds from sales or refinancings in additional properties. Meridian was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, Meridian sold all of its real estate properties except for the Charleston Business Park ("Charleston"). On August 22, 1997, Meridian sold the Charleston property. Following the sale, Meridian's assets had consisted almost entirely of cash and cash equivalents and investments in mortgage-related assets. An annual meeting of shareholders was held on September 22, 1998, for the purpose of electing trustees and approving and adopting a plan of liquidation. The proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998.

On December 28, 1999, an annual meeting of shareholders was held for the purpose of electing trustees and approving and adopting certain proposals including, but not limited to, approval of the reincorporation of Meridian into Liberty and the formation of an operating partnership, LSS I Limited Partnership ("LSS"), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the "Ohio LLC"). The members of the Ohio LLC were Richard M. Osborne, Chairman and Chief Executive Officer of Liberty, Thomas
J. Smith, Liberty's President and Chief Operating Officer, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partnership therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption or a preferred return. At December 31, 1999, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $4,250,102 at December 31, 1999 represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owns and operates 15 self-storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Principles of Consolidation
---------------------------

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for 1999 includes the results of operations of LSS from the December 29, 1999 acquisition date.

Acquisition of Properties
-------------------------

The consummation of the LSS formation transactions discussed in Note 1 were accounted for utilizing the purchase method of accounting, with LSS being the acquiror. As such, the historical net carrying values of the assets and liabilities of the Ohio LLC were adjusted to their estimated fair values. The purchase price allocation remains preliminary at December 31, 1999 and is subject to change based upon final determination of the fair values of assets acquired and liabilities assumed. No adjustments were made to the historical net carrying values of assets and liabilities of Meridian.

The following unaudited pro forma information for the years ended December 31, 1999 and 1998 is presented showing the effect of the reincorporation and reorganization as if they had been consumated on January 1, 1998.


                                          1999             1998
                                    ----------------- -----------------

Revenues                              $3,399,899        $2,744,146
Net loss                                (325,586)         (615,013)
Net loss per share - basic
   and diluted                        $     (.11)       $     (.20)

The pro forma operating results have been prepared for comparative purposes only. They do not purport to present the operating results that would have been achieved had the transactions been made in the periods presented.

Cash and Cash Equivalents
-------------------------

Liberty considers all investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at estimated fair value based upon an appraisal done in 1999 in connection with LSS's acquisition of the Ohio LLC and are depreciated using the straight-line method over estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment.

Liberty reviews the properties for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property's estimated fair market value would be recorded and an impairment loss would be recognized. Liberty does not believe that there are any factors or circumstances indicating impairment of any of its investment in its properties.

Goodwill
--------

Goodwill associated with LSS's acquisition of the Ohio LLC of approximately $68,000 is being amortized on a straight-line basis over its estimated useful life of 20 years.

Revenue Recognition
-------------------

Liberty's rental revenue is derived from monthly rentals of self-storage units.

Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

Estimates, Risks and Uncertainties
----------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

From time to time, Liberty is subject to legal claims arising in the ordinary course of business in connection with Liberty's ownership of real estate and leasing of such real estate to tenants. Liberty maintains liability insurance, subject to customary deductibles and, accordingly, management does not believe the ultimate resolution of such matters will have a material effect on Liberty's financial position or results of operations.

Fair Value of Financial Instruments
-----------------------------------

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, investments in mortgage related assets, and the notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. Investments in mortgage related assets are recorded at fair value. The carrying values of notes payable at December 31, 1999 approximate fair value as such debt was recorded at fair value at December 29, 1999 in the application of purchase accounting.

3. INVESTMENTS IN MORTGAGE-RELATED ASSETS:
   ---------------------------------------

At December 31, 1999, Liberty held investments in Real Estate Mortgage Investment Conduits ("REMICs"). The Company has classified these investments as trading securities under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the unrealized loss on these investments was $7,351 in 1999 and $13,017 in 1998. The loss has been included in other expenses in the accompanying statements of operations. Presented in the following table is a schedule of the REMIC's purchased by the Company and their fair market values as of December 31, 1999.

                                 Stated                              Fair
         REMIC Series        Interest Rate       Maturity        Market Value
         ------------        ---------------  --------------------------------

         FHLMC 1426 D               6.5%            07/15/06       $  149,717
         FHLMC 1758 D               5.5%            07/15/06          247,865
         FNMA 1993-250 A           6.15%             9/25/16          395,900
         FHLMC 1829 A              6.10%            10/15/17          167,160
         FHLMC 1732 E               6.5%            12/15/17          360,520
         FHLMC 1472 E              6.25%            02/15/05           68,969
                                                                ---------------
                                                                   $1,390,131
                                                                ===============

4. LONG-TERM DEBT:
   ---------------

Long-term debt consists of the following:

                                                                                         December 31,
                                                                                             1999
                                                                                         ------------
Mortgage note payable to a bank with monthly installments of $84,367 including interest at 7.72%, amortized over a twenty-year period with a maturity date of June 1, 2003, secured by certain real property and personally guaranteed
   by a shareholder of the Company.                                                       $9,418,466

Mortgage note payable to a bank with monthly installments of $9,695 including interest at 6.76%, amortized over a twenty-year period with a maturity date of May 20, 2002, secured by certain real property and personally guaranteed
   by a shareholder of the Company.                                                        1,235,526

Mortgage note payable to a bank with monthly installments of $7,268 including interest at 8.02%, amortized over a twenty-five year period with a maturity date of October 31, 2002, secured by certain real property and personally
   guaranteed by a shareholder of the Company.                                               913,402

Mortgage note payable to a bank with monthly installments of $2,035, including interest at 7.60%, amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally
   guaranteed by a shareholder of the Company.                                               262,544

Mortgage note payable to a bank with monthly installments of $4,287 including interest at 7.68%, amortized over a twenty-three year period with a maturity date of October 31, 2002, secured by certain real property and personally
   guaranteed by a shareholder of the Company.                                               549,446

Note payable to a corporation, due 1,188 months after August 1996, monthly interest payments of $2,000, secured by certain real property and personally
   guaranteed by a shareholder of the Company                                                250,000


                                                                                         December 31,
                                                                                             1999
                                                                                         ------------
Mortgage note payable to a bank for construction and term financing of real property, interest at 8.17% amortized over a twenty-year period with a maturity date of July 1, 2002 secured by certain real property and personally
   guaranteed by a shareholder of the Company.                                            $2,647,246

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0%, amortized over a twenty-year period with a maturity date of
   June 4, 2009, secured by certain real property and personally guaranteed by a
   shareholder of the Company.                                                             1,884,000

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5%, payable on a twenty-year amortization, due June 2004,
   secured by certain real property.                                                         593,157

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 8.5%, amortized over an eighteen-year period with a maturity date of June 1, 2003, secured by certain real property and
   personally guaranteed by a shareholder of the Company.                                    570,000

Construction and permanent financing loan payable to a bank in monthly installments of $2,397 including interest at 7.25% with a maturity date of
   May 1, 2001, secured by certain real property and personally guaranteed by a
   shareholder of the Company.                                                               298,319

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.5%, amortized over an eighteen-year period with a maturity date of October 31, 2002, secured by certain real property and
   personally guaranteed by a shareholder of the Company.                                    670,641
                                                                                        ------------

                                                                                          19,292,747
Less- Current maturities                                                                     441,587
                                                                                        ------------

                                                                                        $ 18,851,160
                                                                                        ============


Long-term debt matures as follows:

2000                                         $  441,587
2001                                            776,970
2002                                          3,144,489
2003                                         10,077,440
2004                                            671,755
Thereafter                                    4,180,506
                                     -------------------

                                            $19,292,747
                                     ===================

5. NOTE PAYABLE TO RELATED PARTY:
   ------------------------------

The Company has an unsecured note payable to the Chairman and Chief Executive Officer in the amount of $500,000 at December 31, 1999. The note is payable upon demand and bears interest at a variable rate which was 8.25% at December 31, 1999.

6. CAPITAL STOCK:
   --------------

Common Shares
-------------
Holders of Liberty's common shares are entitled to receive dividends, when, as and if declared by the Board of Directors, out of funds legally available therefor. The common shares possess ordinary voting rights, each share entitling the holder thereof to one vote. The holders of common shares, upon any liquidation, dissolution, or winding-up of Liberty, are entitled to share ratably in any assets remaining after payment in full of all liabilities of Liberty and all preferences of the holders of any outstanding preferred shares. Holders of common shares do not have cumulative voting rights in the election of directors and do not have preemptive rights.

Preferred Shares
----------------

The Board of Directors is authorized to provide for the issuance of one or more classes or series of preferred shares with such voting rights, full or limited, or without voting rights, and with certain designations, preferences and relative, participating, optional or special rights, and qualifications, limitations or restrictions.

7. EARNINGS PER SHARE:
   -------------------

Basic earnings per share of beneficial interest is determined by dividing net income (loss) by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for both 1999 and 1998.

During the years ended December 31, 1999 and 1998, Liberty paid no cash distributions to its shareholders.

8. INCOME TAXES:
   -------------

The Company has previously elected to be taxed as a REIT pursuant to Section 856
(c) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1999. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $4,000,000. These net operating loss carryforwards will expire at various dates through 2019. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

To qualify for REIT status, the Company must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year.

If the Company failed to qualify as a REIT, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. Also, if the Company failed to qualify as a REIT, distributions to shareholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. If the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

As a result of Meridian's sale of its last real estate property in August 1997, Meridian's status as a REIT for 1997 and 1998 was dependent, in part, upon tax rules regarding investments by REITS in certain types of non-real estate assets. In June 1999, Meridian entered into a closing agreement with the Internal Revenue Service (IRS) in which the IRS agreed to accept Meridian's tax status as a REIT regarding these investments for 1997 and 1998.

9. OTHER RELATED PARTY TRANSACTIONS:
   ---------------------------------

Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provided asset management and certain other administrative services to the Company. E&L received a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the year ended December 31, 1998, E&L received management fees of $100,000, all of which is included in property operating costs in the accompanying statements of operations. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's former President, Chief Executive Officer and a former Trustee) has an ownership interest. The agreement between the Company and E&L was terminated by the current Board of Trustees on September 22, 1998.

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was initially funded with $350,000 of Company funds, the remaining balance of which has been reflected as restricted cash in the accompanying balance sheet as of December 31, 1999. The majority of funds were disbursed in 1999.

In connection with the 1998 proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), a shareholder of the Company, incurred expenses of $102,613 which is included in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 1998. The Board of Trustees authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement is conditioned upon the authorization by the Company's shareholders of the conversion of the Company to a perpetual-life REIT through an amendment to the Declaration of Trust. On December 28, 1999, Meridian was converted into a perpetual-life REIT; however, amounts have not yet been paid to the Fund. Richard M. Osborne, the Company's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund.

At December 31, 1999, the Company has $406,308 of cash and cash equivalents at a financial institution which is partially owned by a group controlled by the Chairman and Chief Executive Officer of the Company.

For the year ended December 31, 1998, the Company incurred fees and expenses for services rendered by the former Trustees of the Company totaling $30,000. No expenses were incurred in 1999.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Richard M. Osborne, the Chairman and Chief Executive Officer of Liberty. The rent for the initial term is $4,000 per month. At December 31, 1999, $516 of related party rent expense is included in general and administrative expenses.

10. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, the Company was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by the Company for remediation costs through December 1999, and the Company does not believe that any additional costs will be incurred. However there can be no assurance to that effect. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

In the late 1980's, the San Francisco Bay Region of the RWQCB requested that the Company investigate and characterize soil and groundwater contamination at the Charleston property which was sold by Meridian in August, 1997. The Company engaged an environmental engineering firm that discovered the presence of trichloroethlylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give the Company time to complete the pending sale of the property. As part of the sale, the purchaser agreed to indemnify the Company broadly against the pending SCRs and other types of environmental claims. The indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RWQCB could still name the Company when it ultimately issues its SCRs order for the property based on the Company's former ownership. If that occurs, the Company would tender the SCRs order to the purchaser for compliance. Similarly, the Company would tender any other environmental claim brought against it to the purchaser pursuant to the indemnity.

11. EMPLOYEE BENEFITS:
    ------------------

Long-Term Incentive Plan
------------------------

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 1999, 155,000 options have been granted.

The Plan is administered by the Compensation Committee of the Board of Directors, which designated those persons to whom such options or restricted share awards are to be granted and shall determine the terms of such awards, including the exercise price of options, the number of shares subject to an option, the time of the exercise of an option and the number of shares of, and the restrictions placed on, a restricted share award.

Options granted under the Plan are subject to certain restrictions, including:
(1) the per share exercise price for ISOs must be equal to or greater than 100% of the fair market value of Liberty stock on the date of grant of the option, and (2) no option may be exercisable after the expiration of ten years from the date of its grant.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted. The impact of the grants on 1999 pro forma loss per share was not significant.

12. SUBSEQUENT EVENT:
    -----------------

Effective in March 2000, Liberty entered into an agreement to purchase a self-storage facility in Ohio for approximately $2.2 million. This acquisition is expected to close in mid-2000. The purchase price is expected to be funded with a mortgage against the property.