Form 10QSB
period 2000-03-31
LIBERTY SELF STOR INC
filed 2000-05-15
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                           Commission file no. 0-30502

                             LIBERTY SELF-STOR, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            MARYLAND                                    94-6542723
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

               8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
                    (Address of Principal Executive Offices)

         Issuer's Telephone Number, Including Area Code: (440) 974-3770

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] - ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 1, 2000:    3,031,618
                                                         ---------

     Transition Small Business Disclosure Format (check one): YES [_] NO [X]

                     Liberty Self-Stor, Inc. and Subsidiary

                         Quarterly Report on Form 10-QSB

                      For the Quarter Ended March 31, 2000

                                Table of Contents


PART I                                                                                           PAGE
                                                                                                 ----
Item 1.           Financial Statements                                                            3
Item 2.           Management's Discussion and Analysis or Plan of Operation                      16


PART II

Item 1.           Legal Proceedings                                                              21
Item 5.           Other Information                                                              21
Item 6.           Exhibits and Reports on Form 8-K                                               21


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-KSB for fiscal year ended December 31, 1999 of Liberty Self-Stor, Inc. (the "Company"). These statements have been prepared in accordance with the instructions for the Securities and Exchange Commission Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                     Liberty Self-Stor, Inc. and Subsidiary

                           Consolidated Balance Sheets

                      March 31, 2000 and December 31, 1999

                       ASSETS

                       ------

                                                                                 March 31,
                                                                                    2000         December 31,
                                                                                (UNAUDITED)          1999
                                                                                 ---------           ----
ASSETS:

  Cash and cash equivalents                                                     $ 1,084,311       $   450,512
  Accounts receivable                                                                54,070            55,642
  Investment in mortgage-related assets, at market value                             -0-            1,390,131
  Restricted cash                                                                     3,026             3,623
  Other current assets                                                               54,174            71,240
                                                                                -----------       -----------

         Total current assets                                                     1,195,581         1,971,148

PROPERTY AND EQUIPMENT:

  Land                                                                            2,528,966         2,528,966
  Buildings and improvements                                                     22,505,670        22,403,996
  Furniture and equipment                                                           175,445           171,721
                                                                                -----------       -----------
                                                                                 25,210,081        25,104,683
  Less - Accumulated depreciation                                                   244,770             7,643
                                                                                -----------       -----------
                                                                                 24,965,311        25,097,040

OTHER ASSETS:
  Goodwill, net                                                                      67,724            68,581
  Other assets                                                                       11,767            11,740
                                                                                -----------       -----------

         Total assets                                                           $26,240,383       $27,148,509
                                                                                -----------       -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:

  Current maturities of long-term debt                                 $     336,900       $    441,587
  Notes payable to related party                                             500,000            500,000
  Accounts payable                                                           129,474            614,743
  Accounts payable to related party                                          102,613            102,613
  Accrued expenses                                                           382,620            536,154
                                                                       -------------       ------------

         Total current liabilities                                         1,451,607          2,195,097

LONG-TERM DEBT, net of current maturities                                 19,043,759         18,851,160

OTHER LONG-TERM LIABILITIES                                                   38,239             41,620

MINORITY INTEREST LIABILITY                                                4,002,404          4,250,102

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 stated value: 2,000,000
     shares authorized, no shares issued and outstanding
  Common stock - $.001 stated value:  50,000,000 shares
     Authorized; 3,031,618 shares issued and outstanding                   3,031,618          3,031,618
  Paid-in capital                                                         22,755,694         22,755,694
  Distributions in excess of income                                      (24,082,938)       (23,976,782)
                                                                       -------------       ------------

         Total shareholders' equity                                        1,704,374          1,810,530
                                                                       -------------       ------------

         Total liability and shareholders' equity                        $26,240,383        $27,148,509
                                                                       =============       ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                        2000             1999
                                                                                        ----             ----
GROSS REVENUES:
  Revenues from real estate operations                                              $   893,468      $        -0-
  Interest and other                                                                      2,591             28,114
                                                                                    -----------      -------------

         Total Revenues                                                                 896,059             28,114

OPERATING EXPENSES:
  Interest expense                                                                      425,151               -0-
  Property taxes and insurance                                                          114,462               -0-
  Property operating expenses                                                           188,491               -0-
  Legal and professional fees                                                            67,086             10,580
  General and administrative, including amounts paid to
    related parties of $12,000 and $30,000, respectively                                218,066             32,686
  Depreciation, amortization and other                                                  236,657               -0-
                                                                                    -----------      -------------

         Total expenses                                                               1,249,913             43,266
                                                                                    -----------      -------------

Loss before minority interest                                                          (353,854)           (15,152)

Minority interest                                                                       247,698               -0-
                                                                                    -----------      -------------

         Net loss                                                                   $  (106,156)     $     (15,152)
                                                                                    ===========      =============


NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED                                                        $     (0.03)     $       (0.01)
                                                                                    -----------      -------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                  2000            1999
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (106,156)   $   (15,152)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Unrealized gain on mortgage-related assets                      -0-         (2,608)
     Depreciation and amortization                               237,984            -0-
     Minority interest liability                                (247,698)           -0-
Changes in operating assets and liabilities:

  Restricted cash                                                    597         (3,650)
  Accounts receivable                                              1,572            -0-
  Other current assets                                            17,066        (29,264)
  Other assets                                                       (27)           -0-
  Accounts payable                                              (485,269)         5,941
  Other liabilities                                               (3,381)           -0-
  Accrued expenses                                              (153,534)           -0-
                                                             -----------    -----------

         Net cash used in operating activities                  (738,846)       (44,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (105,398)           -0-
Proceeds (purchases) investment in mortgage-related assets     1,390,131       (601,124)
Return of principal from mortgage-related assets                     -0-        616,302
                                                             -----------    -----------

         Net cash provided by investing activities             1,284,733         15,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                             (104,688)           -0-
Borrowings on notes payable                                      192,600            -0-
                                                             -----------    -----------

         Net cash provided by financing activities                87,912            -0-

NET INCREASE (DECREASE) IN CASH                                  633,799        (29,555)
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS,
  beginning of period                                            450,512        600,173
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS,
  end of period                                              $ 1,084,311    $   570,618
                                                             -----------    -----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (Unaudited)

1. GENERAL

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption or a preferred return. At March 31, 2000, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $4,002,404 at March 31, 2000, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for March 31, 2000 includes the results of operations of LSS for the entire period.

ACQUISITION OF PROPERTIES

The consummation of the LSS formation transactions discussed in Note 1 were accounted for utilizing the purchase method of accounting, with LSS being the acquirer. As such, the historical net carrying values of the assets and liabilities of the Ohio LLC were adjusted to their estimated fair values. The purchase price allocation remains preliminary at March 31, 2000 and is subject to change based upon final determination of the fair values of assets acquired and liabilities assumed. No adjustments were made to the historical net carrying values of assets and liabilities of Meridian.

The following unaudited pro forma for the three months ended March 31, 2000 and 1999 is presented showing the effect of the reincorporation and reorganization as if they had been consummated on January 1, 1999.

                                      2000          1999
                                      ----          ----

Revenues                            $896,059      $820,276
Net Loss                            (106,156)     (101,476)
Net loss per share - basic
   and diluted                   $      (.03)     $   (.03)

CASH AND CASH EQUIVALENTS

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

Liberty reviews the properties for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operation and disposition of the properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property's estimated fair market value would be recorded and an impairment loss would be recognized. Liberty does not believe that there are any factors or circumstances indicating impairment of any of its investment in its properties.

GOODWILL

Goodwill associated with LSS's acquisition of the Ohio LLC of approximately $68,000 is being amortized on a straight-line basis over its estimated useful life of 20 years.

REVENUE RECOGNITION

Liberty's rental revenue is derived from monthly rentals of self-storage units.

Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

ESTIMATES, RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

From time to time, Liberty is subject to legal claims arising in the ordinary course of business in connection with Liberty's ownership of real estate and leasing of such real estate to tenants. Liberty maintains liability insurance, subject to customary deductibles and accordingly, management does not believe the ultimate resolution of such matter will have a material effect on Liberty's financial position or results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, investments in mortgage related assets, and the notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. Investments in mortgage related assets are recorded at fair value. The carrying values of notes payable at March 31, 2000 approximate fair value as such debt was recorded at fair value at December 29, 1999 in the application of purchase accounting.

3.    INVESTMENTS IN MORTGAGE-RELATED ASSETS

At December 31, 1999, Liberty held investments in Real Estate Mortgage Investment Conduits ("REMICs"). Liberty had classified these investments as trading securities under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the loss on these investments was $9,843 in 2000 and $7,351 in 1999. During the three months ended March 31, 2000, these investments were sold and the loss was included in interest and other in the consolidated statement of operations.

4.   LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                          3/31/00                12/31/99
                                                                                          -------                --------
Mortgage notes payable to a bank with monthly  installments of $84,367 including interest at 7.72%, amortized over a twenty-year period with a maturity date of
  June 1, 2003, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                              $   9,358,103             $  9,418,466

Mortgage note payable to a bank with monthly installments of $9,695 including interest at 6.76%, amortized over a twenty year period with a maturity date of
  May 20, 2002, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                  1,223,240                1,235,526

Mortgage note payable to a bank with monthly installments of $7,268 including interest at 8.02% amortized over a twenty-five year period with a maturity date of October 31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                    909,789                  913,402

Mortgage note payable to a bank with monthly installments of $2,035 including interest at 7.60% amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                    261,421                  262,544

Mortgage note payable to a bank with monthly installments of $4,287 including interest at 7.68% amortized over a twenty-three year period with a maturity date of October 31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                    547,119                  549,446

Note payable to a corporation, due 1,188 months after August 1996, monthly interest payments of $2,000, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                    250,000                  250,000


Mortgage note  payable to a bank for  construction  and term  financing  of real property, interest at 8.17% amortized over a twenty year period with a maturity date of July 1, 2002 secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                  2,632,631                2,647,246

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                  1,877,212                1,884,000

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty year amortization, due June 2004,
  secured by certain real property.                                                          590,119                  593,157

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 8.5% amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                         609,733                  570,000

Construction and permanent financing loan payable to a bank in monthly installments of $2,397 including interest at 7.25% with a maturity date of May
  1, 2001, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                    297,785                  298,319

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.5% amortized over an eighteen-year period with a maturity date of October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                         823,507                  670,641
                                                                                             -------                  -------

                                                                                         $19,380,659              $19,292,747
Less Current Maturities                                                                      336,900                  441,587
                                                                                         -----------              -----------
                                                                                         $19,043,759              $18,851,160

Long-term debt matures as follows:

2000                 $    336,900
2001                      776,970
2002                    3,297,355
2003                   10,117,173
2004                      671,755
Thereafter              4,180,506
                        ---------

                      $19,380,659

During the three months ended March 31, 2000, Liberty paid $424,590 of interest on its debt instruments.

5.   NOTE PAYABLE TO RELATED PARTY:

Liberty has an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $500,000 at March 31, 2000. The note is payable upon demand and bears interest at a variable rate which is 8.75% at March 31, 2000.

6.   EARNINGS PER SHARE:

Basic earnings per share of common stock for 2000 and beneficial interest for 1999 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for both 2000 and 1999.

During the quarters ended March 31, 2000 and 1999, Liberty paid no cash distributions to its shareholders.

7.   INCOME TAXES:

Liberty has previously elected to be taxed as a REIT pursuant to Section 856 (c)
(1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2000. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $4,000,000. These net operating loss carryforwards will expire at various dates through 2019. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

To quality for REIT status, Liberty must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at Liberty, no assurance can be given regarding Liberty's qualification as a REIT for any particular year.

If Liberty failed to quality as a REIT, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing Liberty's taxable income. Also, if Liberty failed to qualify as a REIT, distributions to stockholders would no longer be required. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty ceased to qualify as a REIT. If Liberty later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

8.   OTHER RELATED PARTY TRANSACTIONS:

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was initially funded with $350,000 of Meridian funds, the remaining balance which has been reflected as restricted cash in the accompanying balance sheet as of March 31, 2000 and December 31, 1999. The majority of the funds were disbursed in 1999.

In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613 which was included in general and administrative expenses in the statement of operations for the year ended December 31, 1998. The current board authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is shown as an accounts payable on Liberty's balance sheet because Mr. Osborne has informed Liberty's management that he is not requiring payment at this time.

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

At March 31, 2000, Liberty had cash and cash equivalents of $1,025,086 at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month.

At March 31, 2000, $12,000 of this related party expense is included in general and administrative expenses.

9.   COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through March 31, 2000, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

In the late 1980's, the San Francisco Bay Region of the RWQCB requested that Meridian investigate and characterize soil and groundwater contamination at the Charleston property which was sold by Meridian in August 1997. Meridian engaged an environmental engineering firm that discovered the presence of trichloroethlylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give Meridian time to complete the pending sale of the property. As part of the sale, the purchaser agreed to indemnify Meridian broadly against the pending SCRs and other types of environmental claims. The indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RWQCB could still name Meridian, or Liberty as successor to Meridian, when it ultimately issues its SCRs order for the property based on the Company's former ownership. If that occurs, Meridian or Liberty would tender the SCRs order to the purchaser for compliance. Similarly, Meridian or Liberty would tender any other environmental claims brought against it to the purchaser pursuant to the indemnity.

10.  EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of March 31, 2000, 180,000 options have been granted.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted.

11.  ACQUISITIONS:

Effective in March 2000, Liberty entered into an agreement to purchase a self-storage facility in Springfield, Ohio for approximately $2.2 million. This acquisition is expected to close in the second quarter of 2000. The purchase price is expected to be funded with mortgages against the property.

Effective in May 2000, Liberty purchased 1.8 acres of land in Cleveland, Ohio for $122,253. Construction of a self-storage facility on the property is expected to commence in the second quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION AND DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

On December 29, 1999, Liberty succeeded to the business of Meridian.
Meridian was formed and operated as a self-liquidating/finite-life REIT, meaning that Meridian was intended to have limited life through provisions of its declaration of trust which stated that the net proceeds from the sale of a property owned by Meridian could not be reinvested but had to be distributed to shareholders after payment of indebtedness relating to that property and other obligations. This limited life policy essentially precluded Meridian from acquiring new properties and reinvesting the proceeds from the disposition of future properties into new assets. Meridian sold its last remaining property in August 1997 and the limited life policy precluded it from acquiring new properties.

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

Also, at the special meeting, Meridian's shareholders approved the acquisition of Liberty Self-Stor, Ltd., an Ohio limited liability company owned by Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, which owned 15 self-storage facilities. The acquisition was accomplished through the reorganization of the company as an umbrella partnership real estate investment trust, or UPREIT. In an UPREIT structure, the publicly held REIT is the general partner of an operating partnership which owns the properties of the REIT.

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

     The operating partnership is the sole owner of Mr. Osborne's self-storage company which owns the 15 self-storage facilities. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially of its assets, either directly or through subsidiaries. Liberty's board of directors manages the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership.

RECENT EVENTS

     On March 8, 2000, Liberty entered into a Purchase and Sale Agreement with Springfield Mini Storage, an Ohio limited partnership, to purchase Springfield Mini Storage, located in Springfield Township, Ohio. The $2.2 million purchase price will be financed with a $1.7 million mortgage with a bank and $0.5 million from a note to the seller, each of which will be guaranteed by Mr. Osborne. The purchase is expected to close in the second quarter of 2000 and is subject to financing and other customary terms and conditions.

     In May 2000, Liberty purchased 1.8 acres of land in Ohio for $122,253. Construction of a self-storage facility on the property is expected to commence in the second quarter of 2000.

The following discussion of the "Material Changes in Results of Operations" should be read in conjunction with accompanying Balance Sheets and Statements of Operations and Cash Flows and the notes thereto. The discussion of the "Material Changes in Results of Operations" compares the results of operations of the quarter ended March 31, 1999, when Meridian had no operations and its assets consisted almost entirely of cash and cash equivalents, to the results of operations for the quarter ended March 31, 2000, after the December 29, 1999 acquisition of 15 self-storage facilities. Therefore, the discussion does not present a comparison of the results of 15 self-storage facilities from period to period.

Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either:
(a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Liberty's source of near-term liquidity is its unrestricted cash, which at March 31, 2000 totaled $1,084,311 as compared to $450,512 at December 31, 1999. These funds are expected to be adequate to satisfy Liberty's overhead and operating expenses in the short term. In addition, Liberty believes that its cash flows from operating activities, from the self-storage facilities, are sufficient to service its debt for the next 12 months. However, the self-storage company has a history of 11 consecutive quarters of losses. Liberty is currently seeking additional equity and debt financing. Liberty needs this additional equity and debt financing for long-term growth. There is no guarantee that Liberty will be able to obtain the necessary financing.

During the three months ended March 31, 2000 and 1999, Liberty had no cash distributions.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUES

Rentals from real estate properties totaled $893,468 and $0 for the three months ended March 31, 2000 and 1999, respectively. The rentals for 2000 consist of business generated by the self-storage facilities that were acquired on December 29, 1999.

Interest and other revenues were $2,591 and $28,114 for the three months ended March 31, 2000 and 1999, respectively. The totals for both periods consist mainly of interest income from investments in mortgage-related assets.

EXPENSES

Property taxes and insurance for the three months ended March 31, 2000 and 1999 were $114,462 and $0, respectively. The property taxes and insurance for 2000 consist of property taxes and insurance for the self-storage facilities acquired on December 29, 1999.

Property operating costs totaled $188,491 and $0 for the three months ended March 31, 2000 and 1999, respectively. The property operating costs for 2000 consist of operating costs for the self-storage facilities acquired on December 29, 1999.

Legal and professional fees for the three months ended March 31, 2000 and 1999 were $67,086 and $10,580, respectively. The 2000 expenditures include legal fees, accounting fees, and investor relations expenses. $43,980 of the March 31, 2000, legal and professional fees consist of accounting fees related to the audit and filing of financial statements for the year ended December 31, 1999.

General and administrative expenses were $218,066 and $32,686 for the three months ended March 31, 2000 and 1999, respectively. The general and administrative expenses for 2000 consist of general and administrative expenses for the self-storage facilities acquired on December 29, 1999.

For the three months ended March 31, 2000 and 1999, Depreciation, amortization and other totaled $236,657 and $0, respectively. The depreciation, amortization and other for 2000 consists of depreciation and amortization for the self-storage facilities acquired on December 29, 1999.

Interest expense was $425,151 and $0 for the three months ended March 31, 2000 and 1999, respectively. The 2000 expense consists of interest expense for mortgages and notes payable related to the self-storage facilities.

NET LOSS

As a result of the factors noted above, there was a net loss of $106,156 for the three months ended March 31, 2000 compared to a net loss of $15,152 for the same period of 1999.

FUNDS FROM OPERATIONS

Liberty believes that Funds From Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of Liberty to incur and service debt and to make capital expenditures. FFO is defined as net income (computed in accordance with generally accepted accounting principals), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO should not be considered a substitute for net income or cash flows, nor should it be considered an alternative to operating performance or liquidity. The following table sets forth the calculation of FFO:

                                                    Three Months
                                                        Ended

                                                       3/31/00

                                                       -------

Net loss                                             $(106,156)
Depreciation of real estate and amortization
     of intangible assets                              236,657
Minority interest                                     (247,698)
                                                       ---------

FFO available to common shareholders                 $(117,197)

INFLATION

Liberty does not believe that inflation has had or will have a direct or adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide Liberty with the opportunity to achieve increases in rental income as each lease matures.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

               -  Liberty's continued tax status as a REIT,
               -  the  failure  to  successfully  implement  Liberty's  business plans,
               - the failure to successfully integrate the self-storage company and other acquired facilities, including the recently acquired land in Cleveland, Ohio where Liberty plans to build a new self-storage facility, into Liberty,
               - the failure to complete the acquisition of Springfield Mini Storage, or, if the acquisition is completed, to successfully integrate the operations of Springfield Mini Storage into those of Liberty;
               - the failure to obtain additional funds necessary to execute Liberty's business plan,
               -  changes in general economic conditions,
               -  changes in local real estate conditions,
               -  the  inability  to  generate   sufficient   revenues  to  meet
                  operating expenses, and
               -  the failure to manage growth effectively.

            Any investor or potential investor in Liberty must consider these risks and others that are detailed in other filings by Liberty with the Securities and Exchange Commission, including Liberty's Registration Statement on Form S-4 and Form 10-KSB for the year ended December 31, 1999. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

ELECTION FOR REIT STATUS

         Meridian previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and Liberty intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2000. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing Liberty's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statement of Operations.

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

                                     Part II

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Liberty is a party or to which any of its assets are subject.

None.

ITEM 5.  OTHER INFORMATION.

Liberty has scheduled its 2000 annual meeting of stockholders for June 29, 2000 at 10:00 a.m. The meeting will be held at the offices of Kohrman Jackson and Krantz, P.L.L., One Cleveland Center, 1375 East Ninth Street, 20th Floor, Cleveland, Ohio 44114.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:   None.

(b)   Reports on Form 8-K:

         Current Report on Form 8-K dated December 29, 1999 announcing the results of Meridian's special meeting of shareholders on December 28, 1999 where Meridian's shareholders approved, among other matters, the reincorporation in which Meridian was merged with and into Liberty with Liberty as the surviving entity and the acquisition of Liberty Self-Stor, Ltd., which owned 15 self-storage facilities, filed January 12, 2000.

         Attached as exhibits were:

         2.1 Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust '83, Liberty Self-Stor, Inc. and Liberty Self-Stor Limited Partnership (Exhibits A and B to the Agreement and Plan of Merger are Attached hereto as Exhibits 3.1 and 3.2, respectively)

         3.1      Articles of Incorporation of Liberty Self-Stor, Inc.

         3.2      Bylaws of Liberty Self-Stor, Inc.

         10.1     1999 Stock Option and Award Plan of Liberty Self-Stor, Inc.

         10.2     Lease between OsAir, Inc. and Liberty Self-Stor, Inc.

         10.3 Agreement of Limited Partnership of LSS I Limited Partnership, dated December 29, 1999

         10.4 Employment Agreement, dated December 28, 1999, by and between Liberty Self-Stor, Inc. and Thomas J. Smith

         99.1     Press Release dated December 30, 1999

         Current Report on Form 8-K/A dated December 29, 1999 containing audited financial statements of Liberty Self-Stor, Ltd and unaudited pro forma financial information showing the effect of the acquisition, filed March 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Liberty Self-Stor, Inc.

Date:    May 15, 2000                  By:  /s/ Richard M. Osborne
                                            -------------------------------
                                            Richard M. Osborne
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date:    May 15, 2000                  By:  /s/ Sherry L. Kirchenbauer
                                            ----------------------------------
                                            Sherry L. Kirchenbauer,
                                            Chief Financial Officer and
                                            Assistant Secretary
                                            (Principal Financial and Accounting
                                            Officer)