Form 10QSB
period 2000-06-30
LIBERTY SELF STOR INC
filed 2000-08-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2000:    3,031,618
                                                            ---------

     Transition Small Business Disclosure Format (check one): YES [_] NO [X]

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2000



                                Table of Contents

PART I                                                                                           PAGE
                                                                                                 ----

Item 1.           Financial Statements                                                             3
Item 2.           Management's Discussion and Analysis or Plan of Operation                       17


PART II

Item 1.           Legal Proceedings                                                               23
Item 4.           Submission of Matters to a Vote of Security Holders                             23
Item 6.           Exhibits and Reports on Form 8-K                                                23

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

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999


                           ASSETS
                           ------                           June 30,
                                                              2000       December 31,
                                                           (UNAUDITED)      1999
                                                           -----------   ------------

ASSETS:
  Cash and cash equivalents                                $   466,940   $   450,512
  Accounts receivable                                           51,094        55,642
  Related party receivable                                     326,508          --
  Investment in mortgage-related assets, at market value          --       1,390,131
  Restricted cash                                                  217         3,623
  Other current assets                                          63,006        71,240
                                                           -----------   -----------

         Total current assets                                  907,765     1,971,148

PROPERTY AND EQUIPMENT:

  Land                                                       3,843,319     2,528,966
  Buildings and improvements                                24,353,807    22,403,996
  Furniture and equipment                                      186,138       171,721
                                                           -----------   -----------
                                                            28,383,264    25,104,683
  Less - Accumulated depreciation                              482,387         7,643
                                                           -----------   -----------
                                                            27,900,877    25,097,040

OTHER ASSETS:
  Goodwill, net                                                307,101        68,581
  Other assets                                                  47,498        11,740
                                                           -----------   -----------

         Total assets                                      $29,163,241   $27,148,509
                                                           ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
  Current maturities of long-term debt                     $    656,778    $    441,587
  Notes payable to related party                                500,000         500,000
  Accounts payable                                              489,999         614,743
  Accounts payable to related party                             102,613         102,613
  Accrued expenses                                              396,895         536,154
                                                           ------------    ------------

         Total current liabilities                            2,146,285       2,195,097

LONG-TERM DEBT, net of current maturities                    21,510,939      18,851,160

OTHER LONG-TERM LIABILITIES                                      36,243          41,620

MINORITY INTEREST LIABILITY                                   3,836,501       4,250,102

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 stated value: 2,000,000
     shares authorized, no shares issued and outstanding
  Common stock - $.001 stated value:  50,000,000 shares
     Authorized; 3,031,618 shares issued and outstanding      3,031,618       3,031,618
  Paid-in capital                                            22,755,694      22,755,694
  Distributions in excess of income                         (24,154,039)    (23,976,782)
                                                           ------------    ------------

         Total shareholders' equity                           1,633,273       1,810,530
                                                           ------------    ------------

         Total liability and shareholders' equity          $ 29,163,241    $ 27,148,509
                                                           ============    ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                             2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
GROSS REVENUES:
  Revenues from real estate operations   $   983,474    $      --      $ 1,876,942    $      --
  Interest and other                          12,175         16,538         14,766         44,652
                                         -----------    -----------    -----------    -----------

         Total Revenues                      995,649         16,538      1,891,708         44,652

OPERATING EXPENSES:
  Interest expense                           412,991           --          838,142           --
  Property taxes and insurance               105,294           --          219,756           --
  Property operating expenses                175,603           --          364,094           --
  Legal and professional fees                 59,249         44,022        126,335         54,602
  General and administrative,
    including amounts paid to
    related parties of $12,000 in
    2000 and $30,000 in 1999                 238,383         23,329        456,449         56,015
  Depreciation, amortization and other       241,133           --          477,790           --
                                         -----------    -----------    -----------    -----------

         Total expenses                    1,232,653         67,351      2,482,566        110,617
                                         -----------    -----------    -----------    -----------

Loss before minority interest               (237,004)       (50,813)      (590,858)       (65,965)

Minority interest                            165,903           --          413,601           --
                                         -----------    -----------    -----------    -----------


         Net loss                            (71,101)       (50,813)   $  (177,257)   $   (65,965)
                                         ===========    ===========    ===========    ===========


NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED             $     (0.02)   $     (0.02)   $     (0.06)   $     (0.02)
                                         ===========    ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                 2000           1999
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (177,257)   $   (65,965)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Unrealized gain on mortgage-related assets                     --            1,276
     Depreciation and amortization                               476,047           --
     Minority interest liability                                (413,601)          --
Changes in operating assets and liabilities:
  Restricted cash                                                  3,406         (3,680)
  Accounts receivable                                              4,548           --
  Related Party Receivable                                      (326,508)          --
  Other current assets                                             8,234       (206,507)
  Other assets                                                  (275,581)          --
  Accounts payable                                              (124,744)        11,293
  Other liabilities                                               (5,377)         7,600
  Accrued expenses                                              (139,259)          --
                                                             -----------    -----------

         Net cash used in operating activities                  (970,092)      (255,983)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                           (3,278,581)          --
Proceeds (purchases) investment in mortgage-related assets     1,390,131     (1,106,186)
Return of principal from mortgage-related assets                    --          997,320
                                                             -----------    -----------

         Net cash used in investing activities                (1,888,450)      (108,866)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                             (211,531)          --
Borrowings on notes payable                                    3,086,501           --
                                                             -----------    -----------

         Net cash provided by financing activities             2,874,970           --
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   16,428       (364,849)

CASH AND CASH EQUIVALENTS,
  beginning of period                                            450,512        600,173
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS,
  end of period                                              $   466,940    $   235,324
                                                             ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption or a preferred return. At June 30, 2000, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $3,836,501 at June 30, 2000, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At June 30, 2000, Liberty owned and operated 16 self-storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
---------------------------

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the six months ended June 30, 2000 includes the results of operations of LSS for the entire period.

Acquisition of Properties
-------------------------

The consummation of the LSS formation transactions discussed in Note 1 were accounted for utilizing the purchase method of accounting, with LSS being the acquirer. As such, the historical net carrying values of the assets and liabilities of the Ohio LLC were adjusted to their estimated fair values. The purchase price allocation remains preliminary at June 30, 2000 and is subject to change based upon final determination of the fair values of assets acquired and liabilities assumed. No adjustments were made to the historical net carrying values of assets and liabilities of Meridian.

The following unaudited pro forma for the six months ended June 30, 2000 and 1999 is presented showing the effect of the reincorporation and reorganization as if they had been consummated on January 1, 1999.

                                    2000           1999
                             -----------    -----------

Revenues                     $ 1,876,942    $ 1,845,486
Net Loss                        (177,257)      (106,716)
Net loss per share - basic
   and diluted               $      (.06)   $      (.04)

Cash and Cash Equivalents
-------------------------

Liberty considers all investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment acquired in connection with Liberty's acquisition of the Ohio LLC were valued based upon an appraisal done in 1999, while assets acquired since the reorganization are valued at cost. All property and equipment are depreciated using the straight-line method over estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment.

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

Goodwill
--------

Goodwill associated with LSS's acquisition of the Ohio LLC of approximately $68,000 is being amortized on a straight-line basis over its estimated useful life of 20 years. Goodwill associated with Liberty's acquisition of the self-storage facility in Springfield, Ohio is $240,000 and it is being amortized on a straight-line basis over its estimated useful life of 20 years.

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

Fair Value of Financial Instruments
-----------------------------------

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, investments in mortgage related assets, and the notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. Investments in mortgage related assets were recorded at fair value. In the opinion of management, the carrying values of notes payable at June 30, 2000 approximate their respective fair values as of such date.

3. RELATED PARTY RECEIVABLE

At June 30, 2000, a related party receivable existed in the amount of $326,508, which represented funds loaned to Liberty Self-Stor II, Ltd., a company controlled by Richard M. Osborne. The loan was repaid in July 2000.

4. INVESTMENTS IN MORTGAGE-RELATED ASSETS

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

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                6/30/00     12/31/99
                                                                                              ----------   ----------

Mortgage notes payable to a bank with monthly installments of $84,367 including interest at 7.72%, amortized over a twenty year period with a maturity date of
  June 1, 2003, secured by certain real property and personally guaranteed by a stockholder of
  Liberty                                                                                     $9,296,564   $9,418,466

Mortgage note payable to a bank with monthly installments of $9,695 including interest at 6.76%, amortized over a twenty year period with a maturity date of
  May 20, 2002, secured by certain real property and personally guaranteed by a stockholder of
  Liberty                                                                                      1,215,108    1,235,526

Mortgage note payable to a bank with monthly installments of $7,268 including interest at 8.02% amortized over a twenty-five year period with a maturity date of October 31, 2002, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                                         906,103      913,402

Mortgage note payable to a bank with monthly installments of $2,035 including interest at 7.60% amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally guaranteed by a stockholder
  of Liberty                                                                                     260,275      262,544

Mortgage note payable to a bank with monthly installments of $4,287 including interest at 7.68% amortized over a twenty-three year period with a maturity date of October 31, 2002, secured by certain real property and personally guaranteed by a stockholder
  of Liberty                                                                         544,747     549,446

Note payable to a corporation, due 1,188 months after August 1996, monthly interest payments of $2,000, secured by certain real property and personally
  guaranteed by a stockholder of Liberty                                             250,000     250,000

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.17% amortized over a twenty year period with a maturity date of July 1, 2002 secured by certain real property and personally guaranteed by a stockholder of
  Liberty                                                                          2,617,717   2,647,246

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a stockholder of
  Liberty                                                                          1,865,272   1,884,000

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty year amortization, due June 2004,
  secured by certain real property                                                   587,017     593,157

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 8.5% amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and personally guaranteed by a stockholder of
  Liberty                                                                            642,914     570,000

Construction and permanent financing loan payable to a bank in monthly installments of $2,397 including interest at 7.25% with a maturity date of May
  1, 2001, secured by certain real property and personally
  guaranteed by a stockholder of Liberty                                             297,785     298,319

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.5% amortized over an eighteen year period with a maturity date of October 31, 2002, secured by certain real property and personally guaranteed by a stockholder
  of Liberty                                                                          823,507       670,641

Mortgage note payable to a bank for term financing, interest at 9.1% amortized over a twenty year period with a maturity date of June 1, 2005, secured by certain real property and personally guaranteed by a stockholder
  of Liberty                                                                        1,600,000          --

Mortgage note payable to an individual with monthly installments of $3,777 including interest at 7.75% amortized over a twenty-five-year period with a maturity date of June 30, 2025, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                              499,453          --

Mortgage note payable to a bank for construction and term financing of real property, interest at 9.25% amortized over a twenty year period with a maturity date of November 18, 2010, secured by certain real property and personally guaranteed by a stockholder
  of Liberty                                                                          567,117          --

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.38% amortized over a twenty-four year period with a maturity date of December 1, 2005, secured by certain real property and personally guaranteed by a stockholder of Liberty. This note is classified as current due to
  certain provisions contained in the note                                            194,138          --
                                                                                  -----------   -----------


                                                                                  $22,167,717   $19,292,747
Less Current Maturities                                                               656,778       441,587
                                                                                  -----------   -----------
                                                                                  $21,510,939   $18,851,160

Long-term debt matures as follows:

2001                               $   621,266
2002                                 3,378,178
2003                                10,217,311
2004                                   759,085
2005                                   216,359
Thereafter                           6,318,740
                                   -----------

                                   $21,510,939

During the three and six months ended June 30, 2000, Liberty paid $412,991 and $838,142 of interest on its debt instruments, respectively.

6. NOTE PAYABLE TO RELATED PARTY:

Liberty has an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $500,000 at June 30, 2000. The note is payable upon demand and bears interest at a variable rate which was 9.50% at June 30, 2000.

7. EARNINGS PER SHARE:

Basic earnings per share of common stock for 2000 and beneficial interest for 1999 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for both 2000 and 1999.

During the quarters ended June 30, 2000 and 1999, Liberty paid no cash distributions to its shareholders.

8. INCOME TAXES:

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

9. OTHER RELATED PARTY TRANSACTIONS:

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was initially funded with $350,000 of Meridian funds, the remaining balance which has been reflected as restricted cash in the accompanying balance sheet as of June 30, 2000 and December 31, 1999. The majority of the funds were disbursed in 1999.

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

At June 30, 2000, Liberty had cash and cash equivalents of $318,265 at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month.

At June 30, 2000, $24,000 of this related party expense is included in general and administrative expenses.

In June 2000, Liberty purchased 4.4 acres of vacant land in Westlake, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne, for $784,385.

10. COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through June 30, 2000, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

11. EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of June 30, 2000, 180,000 options have been granted.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted.

12. ACQUISITIONS:

Effective in May 2000, Liberty completed the purchase of a 59,450 square foot self-storage facility in Springfield, Ohio for $2,251,570. The facility consists of 747 self-storage units on 4.6 acres. The purchase price was financed with a $1.6 million mortgage with a bank and $0.5 million from a note to the seller.

Effective in May 2000, Liberty purchased 1.8 acres of land in Cleveland, Ohio for $122,253 in cash. Construction of a 59,950 self-storage facility on the property commenced in June 2000 and is expected to be completed in the fourth quarter of 2000. Upon completion, the facility will consist of 619 self-storage units. Construction is being financed by a construction loan from a bank.

Effective in June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Richard M. Osborne. Construction of a 77,700 square foot self-storage facility on the property is expected to commence in the third quarter of 2000. Once completed, the facility will consist of 540 self-storage units. The land purchase and construction is being financed with a $1.5 million construction loan from a bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction and Discussion of Known Trends, Events and Uncertainties
---------------------------------------------------------------------

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

         The operating partnership is the sole owner of Mr. Osborne's self-storage company which owns the original 15 self-storage facilities plus the newly-acquired Springfield self-storage facility. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially of its assets, either directly or through subsidiaries. Liberty's board of directors manages the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership. At June 30, 2000, Liberty owned and operated 16 self-storage facilities.

Recent Events
-------------

         Effective in May 2000, Liberty completed the purchase of a 59,450 square foot self-storage facility in Springfield, Ohio for $2,251,570. The facility consists of 747 self-storage units on 4.6 acres. The purchase price was financed with a $1.6 million mortgage with a bank and $0.5 million from a note to the seller, each of which are guaranteed by Mr. Osborne.

         Effective in May 2000, Liberty purchased 1.8 acres of land in Cleveland, Ohio for $122,253 in cash. Construction of a 59,950 square foot self-storage facility on the property commenced in June 2000 and is expected to be completed in the fourth quarter of 2000. Upon completion, the facility will consist of 619 self-storage units. Construction is being financed by a construction loan from a bank.

         Effective in June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The purchase price was financed with a $1.5 million construction loan with a bank. Construction of a 77,700 square foot self-storage facility on the property is expected to commence in the third quarter of 2000. Once completed, the facility will consist of 540 self-storage units.

The following discussion of the "Material Changes in Results of Operations" should be read in conjunction with accompanying Balance Sheets and Statements of Operations and Cash Flows and the notes thereto. The discussion of the "Material Changes in Results of Operations" compares the results of operations of the quarter and six months ended June 30, 1999, when Meridian had no operations and its assets consisted almost entirely of cash and cash equivalents, to the results of operations for the quarter and six months ended June 30, 2000, after the December 29, 1999 acquisition of 15 self-storage facilities and the acquisition completed in 2000. Therefore, the discussion does not present a comparison of the results of the self-storage facilities from period to period.

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

Liquidity and Capital Resources
-------------------------------

Liberty's source of near-term liquidity is its unrestricted cash, which at June 30, 2000 totaled $466,940 as compared to $450,512 at December 31, 1999. These funds are expected to be adequate to satisfy Liberty's overhead and operating expenses in the short term. In addition, Liberty believes that its cash flows from the self-storage facilities will be sufficient to service its debt for the next 12 months. However, prior to acquisition by the operating partnership, Liberty Self-Stor, Ltd. had a history 10 consecutive quarters of losses, and Liberty has had losses in each of the two quarters of 2000. As Liberty continues to implement its business plan, present sources of financing will not be adequate to support Liberty's increased cash needs. Liberty is currently seeking additional equity and debt financing. Liberty needs this additional financing for long-term growth. There is no guarantee that Liberty will be able to obtain the necessary financing or that the terms of any financing will be satisfactory or favorable to Liberty. Long-term liquidity will depend on Liberty's ability to obtain financing and attain profitable operations.

During the six months ended June 30, 2000 and 1999, Liberty had no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

Rentals from real estate properties totaled $1,876,942 and $0 for the six months ended June 30, 2000 and 1999, respectively, and $983,474 and $0 for the three months ended June 30, 2000 and 1999, respectively. The rentals for 2000 consist of business generated by the self-storage facilities that were acquired on and after December 29, 1999.

Interest and other revenues were $14,766 and $44,652 for the six months ended June 30, 2000 and 1999, respectively, and $12,175 and $16,538 for the three months ended June 30, 2000 and 1999, respectively. The total for 2000 consists mainly of interest income from the savings account and reflect the sale of the mortgage-related assets during the first quarter of this year. The total for 1999 consists mainly of interest income from investments in mortgage-related assets.

Expenses
--------

Property taxes and insurance for the six months ended June 30, 2000 and 1999 were $219,756 and $0, respectively, and $105,294 and $0 for the three months ended June 30, 2000 and 1999, respectively. The property taxes and insurance for 2000 consist of property taxes and insurance for the self-storage facilities acquired on and after December 29, 1999.

Property operating costs totaled $364,094 and $0 for the six months ended June 30, 2000 and 1999, respectively, and $175,603 and $0 for the three months ended June 30,2000 and 1999, respectively. The property operating costs for 2000 consist of operating costs for the self-storage facilities acquired on and after December 29, 1999.

Legal and professional fees for the six months ended June 30, 2000 and 1999 were $126,335 and $54,602, respectively, and $59,249 and $44,022 for the three months ended June 30, 2000 and 1999, respectively. The 2000 expenditures include legal fees, accounting fees, and investor relations expenses. Legal and professional fees primarily increased due to higher levels of accounting fees related to Securities and Exchange Commission filing requirements.

General and administrative expenses were $456,449 and $56,015 for the six months ended June 30, 2000 and 1999, respectively, and $238,383 and $23,329 for the three months ended June 30, 2000 and 1999, respectively. The general and administrative expenses for 2000 consist of general and administrative expenses for the self-storage facilities acquired on and after December 29, 1999.

For the six months ended June 30, 2000 and 1999, depreciation, amortization and other totaled $477,790 and $0, respectively, and $241,133 and $0 for the three months ended June 30, 2000 and 1999, respectively. The depreciation, amortization and other for 2000 consists of depreciation and amortization for the self-storage facilities acquired on and after December 29, 1999.

Interest expense was $838,142 and $0 for the six months ended June 30, 2000 and 1999, respectively, and $412,991 and $0 for the three months ended June 30, 2000 and 1999, respectively. The 2000 expense consists of interest expense for mortgages and notes payable related to the self-storage facilities.

Net Loss
--------

As a result of the factors noted above, there was a net loss of $177,257 for the six months ended June 30, 2000 compared to a net loss of $65,965 for the same period of 1999 and a net loss of $71,101 for the three months ended June 30, 2000 compared to a net loss of $50,813 for the same period of 1999.

Funds From Operations
---------------------

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

                                                              Three Months                Six Months
                                                                 Ended                        Ended
                                                              JUNE 30, 2000             JUNE 30, 2000
                                                              -------------             -------------

Net loss                                                       $ (71,101)                 $(177,257)
Depreciation of real estate and amortization
     of intangible assets                                        241,133                    477,790

Minority interest                                               (165,903)                  (413,601)
                                                              ----------                  ----------

FFO available to common shareholders                           $   4,129                  $(113,068)

Inflation
---------

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

Forward-looking Statements
--------------------------

Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

                   o  Liberty's continued tax status as a REIT,
                   o the failure to successfully implement Liberty's business plans,
                   o the failure to successfully integrate the self-storage company and other acquired facilities, including the Springfield Mini Storage and the recently acquired land in Cleveland, Ohio and Westlake, Ohio where Liberty plans to build new self-storage facilities, into Liberty,
                   o the failure to obtain additional funds necessary to execute Liberty's business plan,
                   o  changes in general economic conditions,
                   o  changes in local real estate conditions,
                   o the inability to generate sufficient revenues to meet operating expenses, and
                   o  the failure to manage growth effectively.

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

ITEM 4. SUBMISSION  OF  MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The 2000 Annual Meeting of Stockholders of Liberty was held on June 29, 2000.

     (b) Proxies were solicited for the election of directors by Liberty's management pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitation in opposition to management's nominees as listed in the proxy statement was made. All of management's nominees were elected to hold office until the next annual meeting or until their successors are duly elected and qualified pursuant to the vote of Liberty's stockholders.

     (c)  The matters voted upon were the following:

          1.   Election of directors (Steven A. Calabrese, Mark D. Grossi, Marc
               C. Krantz, Richard M. Osborne and Thomas J. Smith), who will serve as directors until the next annual meeting or until their successors are duly elected and qualified pursuant to the vote of Liberty's stockholders.

                                  NAME                            FOR
                                  ----                            ---
                         Steven A. Calabrese                    1,770,724
                         Mark D. Grossi                         1,769,720
                         Marc C. Krantz                         1,770,724
                         Richard M. Osborne                     1,770,724
                         Thomas J. Smith                        1,770,220

          2. Ratification of Arthur Andersen LLP as Liberty's independent public accountants for the fiscal year ending December 31, 2000.

                                  For               1,770,544
                                  Against               6,628
                                  Withheld             17,459

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Liberty Self-Stor, Inc.

Date:    August 14, 2000     By: /s/ Richard M. Osborne
                                 -----------------------------------------------
                                 Richard M. Osborne
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)

Date:    August 14, 2000     By: /s/ Sherry L. Kirchenbauer
                                 -----------------------------------------------
                                 Sherry L. Kirchenbauer,
                                 Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)