Form 10QSB
period 2000-09-30
LIBERTY SELF STOR INC
filed 2000-11-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

SHARES OF COMMON STOCK OUTSTANDING AS OF November 1, 2000:    3,031,618
                                                              ---------

     Transition Small Business Disclosure Format (check one): YES [_] NO [X]

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2000



                                Table of Contents

PART I                                                                                          Page
                                                                                                ----
Item 1.           Financial Statements                                                            3
Item 2.           Management's Discussion and Analysis or Plan of Operation                      17

PART II

Item 1.           Legal Proceedings                                                              23
Item 6.           Exhibits and Reports on Form 8-K                                               23

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

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999

                           ASSETS
                           ------

                                                             September 30,
                                                                  2000         December 31,
                                                              (Unaudited)          1999
                                                             -------------     ------------
ASSETS:
  Cash and cash equivalents                                   $   270,778      $   450,512
  Accounts receivable                                              33,373           55,642
  Related party receivable                                        127,959             --
  Investment in mortgage-related assets, at market value             --          1,390,131
  Restricted cash                                                   3,049            3,623
  Other current assets                                             49,444           71,240
                                                              -----------      -----------
         Total current assets                                     484,603        1,971,148
PROPERTY AND EQUIPMENT:
  Land                                                          4,023,319        2,528,966
  Buildings and improvements                                   25,429,661       22,403,996
  Furniture and equipment                                         196,018          171,721
                                                              -----------      -----------
                                                               29,648,998       25,104,683
  Less - Accumulated depreciation                                 740,954            7,643
                                                              -----------      -----------
                                                               28,908,044       25,097,040
OTHER ASSETS:
  Goodwill, net                                                   302,744           68,581
  Other assets                                                     45,618           11,740
                                                              -----------      -----------
         Total assets                                         $29,741,009      $27,148,509
                                                              ===========      ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Current maturities of long-term debt                        $  2,007,263       $    441,587
  Notes payable to related party                                   500,000            500,000
  Accounts payable                                                 268,506            614,743
  Accounts payable to related party                                102,613            102,613
  Accrued expenses                                                 460,801            536,154
                                                              ------------       ------------
         Total current liabilities                               3,339,183          2,195,097

LONG-TERM DEBT, net of current maturities                       21,207,258         18,851,160

OTHER LONG-TERM LIABILITIES                                         34,468             41,620

MINORITY INTEREST LIABILITY                                      3,619,730          4,250,102

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 stated value: 2,000,000
     shares authorized, no shares issued and outstanding
  Common stock - $.001 stated value:  50,000,000 shares
     Authorized; 3,031,618 shares issued and outstanding         3,031,618          3,031,618
  Paid-in capital                                               22,755,694         22,755,694
  Distributions in excess of income                            (24,246,942)       (23,976,782)
                                                              ------------       ------------
         Total shareholders' equity                              1,540,370          1,810,530
                                                              ------------       ------------
         Total liability and shareholders' equity             $ 29,741,009       $ 27,148,509
                                                              ============       ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
[CAPTION]

                                                Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                               2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
GROSS REVENUES:
  Revenues from real estate operations      $ 1,058,801       $      --         $ 2,935,743       $      --
  Interest and other                             10,978            25,005            25,744            69,657
                                            -----------       -----------       -----------       -----------
         Total Revenues                       1,069,779            25,005         2,961,487            69,657

OPERATING EXPENSES:
  Interest expense                              501,952              --           1,340,094              --
  Property taxes and insurance                  118,860              --             338,616              --
  Property operating expenses                   243,959              --             608,053              --
  Legal and professional fees                    32,954            82,149           159,289           136,751
  General and administrative,
    including amounts paid to
    related parties of $36,000 in
    2000 and $30,000 in 1999                    216,923            20,397           673,372            76,412
  Depreciation, amortization and other          264,805              --             742,595              --
                                            -----------       -----------       -----------       -----------
         Total expenses                       1,379,453           102,546         3,862,019           213,163
                                            -----------       -----------       -----------       -----------
Loss before minority interest                  (309,674)          (77,541)         (900,532)         (143,506)

Minority interest                               216,771              --             630,372              --
                                            -----------       -----------       -----------       -----------
         Net loss                           $   (92,903)      $   (77,541)      $  (270,160)      $  (143,506)
                                            ===========       ===========       ===========       ===========
NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED                $     (0.03)      $     (0.03)      $     (0.09)      $     (0.05)
                                            ===========       ===========       ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                   2000              1999
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (270,160)      $  (143,506)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Unrealized gain on mortgage-related assets                        --                 333
     Depreciation and amortization                                  739,994              --
     Minority interest liability                                   (630,372)             --
Changes in operating assets and liabilities:
  Restricted cash                                                       574           351,328
  Accounts receivable                                                22,269              --
  Related party receivable                                         (127,959)             --
  Other current assets                                               21,796          (247,023)
  Other assets                                                     (274,724)             --
  Accounts payable                                                 (346,237)          (10,388)
  Other liabilities                                                 (75,353)            7,600
  Accrued expenses                                                   (7,152)             --
                                                                -----------       -----------
         Net cash used in operating activities                     (947,324)          (41,656)
                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                              (4,544,315)             --
Proceeds (purchases) investment in mortgage-related assets        1,390,131        (1,554,573)
Return of principal from mortgage-related assets                       --           1,290,551
                                                                -----------       -----------
         Net cash used in investing activities                   (3,154,184)         (264,022)
                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                                (328,819)             --
Borrowings on notes payable                                       4,250,593              --
                                                                -----------       -----------
         Net cash provided by financing activities                3,921,774              --
                                                                -----------       -----------
DECREASE IN CASH                                                   (179,734)         (305,678)

CASH AND CASH EQUIVALENTS,
  beginning of period                                               450,512           600,173
                                                                -----------       -----------
CASH AND CASH EQUIVALENTS,
  end of period                                                 $   270,778       $   294,495
                                                                ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption or a preferred return. At September 30, 2000, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $3,619,730 at September 30, 2000, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At

September 30, 2000, Liberty owned and operated 17 self-storage facilities and one additional facility was under construction.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
---------------------------

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the nine months ended September 30, 2000 includes the results of operations of LSS for the entire period.

Acquisition of Properties
-------------------------

The consummation of the LSS formation transactions discussed in Note 1 were accounted for utilizing the purchase method of accounting, with LSS being the acquirer. As such, the historical net carrying values of the assets and liabilities of the Ohio LLC were adjusted to their estimated fair values. The purchase price allocation remains preliminary at September 30, 2000 and is subject to change based upon final determination of the fair values of assets acquired and liabilities assumed. No adjustments were made to the historical net carrying values of assets and liabilities of Meridian.

The following unaudited pro forma for the nine months ended September 30, 2000 and 1999 is presented showing the effect of the reincorporation and reorganization as if they had been consummated on January 1, 1999.

                                    2000              1999
                                    ----              ----
Revenues                        $ 2,935,743       $ 2,678,406
Net Loss                           (270,160)         (175,074)
Net loss per share - basic
   and diluted                  $      (.09)      $      (.06)

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

Goodwill
--------

Goodwill associated with LSS's acquisition of the Ohio LLC (approximately $68,000) and the acquisition of the Springfield, Ohio self-storage facility (approximately $240,000) is being amortized on a straight-line basis over an estimated useful life of 20 years.

Asset Impairment
----------------

Liberty reviews the properties for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property's estimated fair market value would be recorded and an impairment loss would be recognized. Liberty does not believe that there are any factors or circumstances indicating impairment of any of its investment in its properties or goodwill.

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

Fair Value of Financial Instruments
-----------------------------------

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, investments in mortgage related assets, and the notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. Investments in mortgage related assets were recorded at fair value. In the opinion of management, the carrying values of notes payable at September 30, 2000 approximate their respective fair values as of such date.

3.       RELATED PARTY RECEIVABLE

At September 30, 2000, a related party receivable existed in the amount of $127,959, which represented funds loaned to Liberty Self-Stor II, Ltd., a company controlled by Mr. Osborne.

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

5.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       9/30/00        12/31/99
                                                                                      ----------      ----------
Mortgage notes payable to a bank with monthly installments of $84,367 including interest at 7.72%, amortized over a twenty year period with a maturity date of
  June 1, 2003, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                             $9,233,835      $9,418,466

Mortgage note payable to a bank with monthly installments of $9,695 including interest at 6.76%, amortized over a twenty year period with a maturity date of
  May 20, 2002, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                              1,210,905       1,235,526

Mortgage note payable to a bank with monthly installments of $7,268 including interest at 8.02% amortized over a twenty-five year period with a maturity date of October 31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                902,596         913,402

Mortgage note payable to a bank with monthly installments of $2,035 including interest at 7.60% amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                               259,107        262,544

Mortgage note payable to a bank with monthly installments of $4,287 including interest at 7.68% amortized over a twenty-three year period with a maturity date of October 31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                               542,329        549,446

Note payable to a corporation, due 1,188 months after August 1996, monthly interest payments of $2,000, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                               250,000        250,000

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.17% amortized over a twenty year period with a maturity date of July 1, 2002 secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                             2,602,495      2,647,246

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                             1,856,979      1,884,000

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty year amortization, due June 2004,
  secured by certain real property.                                                     583,847        593,157

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 8.5% amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                    650,723        570,000



Construction and permanent financing loan payable to a bank in monthly installments of $2,397 including interest at 7.25% with a maturity date of May
  1, 2001, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                 297,785          298,319

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.5% amortized over an eighteen year period with a maturity date of October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                      823,507          670,641

Mortgage note payable to a bank for term financing, interest at 9.1% amortized over a twenty year period with a maturity date of June 1, 2005, secured by certain real property and personally guaranteed by a stockholder
  of Liberty.                                                                           1,588,424             --

Mortgage note payable to an individual with monthly installments of $3,777 including interest at 7.75% amortized over a twenty-five-year period with a maturity date of June 30, 2025, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                      497,789             --

Mortgage note payable to a bank for construction and term financing of real property, interest at 9.25% amortized over a twenty year period with a maturity date of November 18, 2010, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                      737,789             --

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.38% amortized over a twenty-four year period with a maturity date of December 1, 2005, secured by certain real property and personally guaranteed by a stockholder of Liberty. This note is classified as
  current due to certain provisions contained in the note.                              1,176,411             --
                                                                                      -----------      -----------


                                                                                      $23,214,521      $19,292,747
Less Current Maturities                                                                 2,007,263          441,587
                                                                                      -----------      -----------
                                                                                      $21,207,258      $18,851,160

Long-term debt matures as follows:

2001                             $ 4,105,054
2002                              11,973,122
2003                                 758,650
2004                               1,639,993
2005                                 169,090
Thereafter                         2,561,349
                                 -----------
                                 $21,207,258


During the three and nine months ended September 30, 2000, Liberty paid $501,952 and $1,340,094 of interest on its debt instruments, respectively.

6. NOTE PAYABLE TO RELATED PARTY:

Liberty has an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $500,000 at September 30, 2000. The note is payable upon demand and bears interest at a variable rate which was 9.50% at September 30, 2000.

7. EARNINGS PER SHARE:

Basic earnings per share of common stock for 2000 and beneficial interest for 1999 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for both 2000 and 1999.

During the quarters ended September 30, 2000 and 1999, Liberty paid no cash distributions to its shareholders.

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

9. OTHER RELATED PARTY TRANSACTIONS:

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was initially funded with $350,000 of Meridian funds, the remaining balance which has been reflected as restricted cash in the accompanying balance sheet as of September 30, 2000 and December 31, 1999. The majority of the funds were disbursed in 1999.

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

At September 30, 2000, Liberty had cash and cash equivalents of $175,992 at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month.

At September 30, 2000, $36,000 of this related party expense is included in general and administrative expenses.

In June 2000, Liberty purchased 4.4 acres of vacant land in Westlake, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne, for $784,385.

In October 2000, Liberty will purchase a facility, that is primarily self-storage, located in Painesville, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The facility also has additional office and retail space. Liberty will receive the facility and cash totaling $3.3 million in exchange for Liberty's assumption of $3.3 million in debt from Liberty Self-Stor II, Ltd.

10. COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through September 30, 2000, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

11. EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of September 30, 2000, 180,000 options have been granted.

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

Effective in May 2000, Liberty purchased 1.8 acres of land in Cleveland, Ohio for $122,253 in cash. Construction of a 59,950 self-storage facility on the property commenced in June 2000 and is expected to be completed in the fourth quarter of 2000. Upon completion, the facility will consist of 619 self-storage units. Construction is being financed by a construction loan from a bank. Liberty began renting the completed units in September 2000.

Effective in June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Richard M. Osborne. Construction of a 77,700 square foot self-storage facility on the property commenced in August 2000 and is expected to be completed in the first quarter of 2001. Once completed, the facility will consist of 540 self-storage units. The land purchase and construction is being financed with a $1.5 million construction loan from a bank.

In October 2000, Liberty will purchase a 103,785 square foot facility, consisting of 77,500 square feet of self-storage space and the balance being office and retail space, in Painesville, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The facility consists of 368 self-storage units, as well as office and retail space on 3.2 acres. In exchange for the property, Liberty will assume $3.3 million in bank loans. Of the bank loans, $1.3 million consists of a personal loan by a bank to Mr. Osborne. Liberty will enter into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. Mr. Osborne will not receive any additional stock of Liberty or any units of LSS I in connection with this purchase.

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

         The reorganization as an UPREIT resulted in the acquisition of Mr. Osborne's self-storage company through the formation of an operating partnership by Liberty and Richard M. Osborne, Thomas J. Smith and Retirement Management Company, the members of Mr. Osborne's self-storage company. Mr. Osborne is the sole manager and owned prior to the reorganization with Retirement Management Company, of which Mr. Osborne is the sole shareholder, approximately 99.3% of the self-storage company. The 99.3% includes 0.7% interest that Mr. Osborne owned as successor to Diane M. Osborne's interest. The remaining 0.7% was owned by Thomas J. Smith, the President, Chief Operating Officer and a director of Liberty.

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

         The operating partnership is the sole owner of Mr. Osborne's self-storage company which owns the original 15 self-storage facilities plus the newly-acquired Springfield self-storage facility, and the Cleveland and Westlake facilities that are under construction. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially of its assets, either directly or through subsidiaries. Liberty's board of directors manages the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership. At September 30, 2000, Liberty owned and operated 17 self-storage facilities and one additional facility was under construction.

Recent Events
-------------

         Effective in May 2000, Liberty completed the purchase of a 59,450 square foot self-storage facility in Springfield, Ohio for $2,251,570. The facility consists of 747 self-storage units on 4.6 acres. The purchase price was financed with a $1.6 million mortgage with a bank and $0.5 million from a note to the seller, each of which are guaranteed by Mr. Osborne

         Effective in May 2000, Liberty purchased 1.8 acres of land in Cleveland, Ohio for $122,253 in cash. Construction of a 59,950 square foot self-storage facility on the property commenced in June 2000 and is expected to be completed in the fourth quarter of 2000. Upon completion, the facility will consist of 619 self-storage units. Construction is being financed by a construction loan from a bank.

         Effective in June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The purchase price was financed with a $1.5 million construction loan with a bank. Construction of a 77,700 square foot self-storage facility on the property commenced in August 2000 and is expected to be completed in the first quarter of 2001. Once completed, the facility will consist of 540 self-storage units.

         In October 2000, Liberty will purchase a 103,785 square foot facility, consisting of 77,500 square feet of self-storage space and the balance being office and retail space, in Painesville, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The facility consists of 368 self-storage units, as well as office and retail space on 3.2 acres. In exchange for the property, Liberty will assume $3.3 million in bank loans. Of the bank loans, $1.3 million consists of a personal loan by a bank to Mr. Osborne. Liberty will enter into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. Mr. Osborne will not receive any additional stock of Liberty or any units of LSS I in connection with this purchase.

The following discussion of the "Material Changes in Results of Operations" should be read in conjunction with accompanying Balance Sheets and Statements of Operations and Cash Flows and the notes thereto. The discussion of the "Material Changes in Results of Operations" compares the results of operations of the quarter and nine months ended September 30, 1999, when Meridian had no operations and its assets consisted almost entirely of cash and cash equivalents, to the results of operations for the quarter and nine months ended September 30, 2000, after the December 29, 1999 acquisition of 15 self-storage facilities and the acquisitions completed in 2000. Therefore, the discussion does not present a comparison of the results of the self-storage facilities from period to period.

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

Liquidity and Capital Resources
-------------------------------

Liberty's source of near-term liquidity is its unrestricted cash, which at September 30, 2000 totaled $270,778 as compared to $450,512 at December 31, 1999. These funds are expected to be adequate to satisfy Liberty's overhead and operating expenses in the short term. In addition, Liberty believes that its cash flows from the self-storage facilities will be sufficient to service its debt for the next 12 months. However, prior to acquisition by the operating partnership, Liberty Self-Stor, Ltd. had a history 10 consecutive quarters of losses, and Liberty has had losses in each of the three quarters of 2000. As Liberty continues to implement its business plan, present sources of financing will not be adequate to support Liberty's increased cash needs. Liberty is currently seeking additional equity financing. In the long-term, Liberty needs this additional financing to continue to meet its debt obligations and to finance its growth. There is no guarantee that Liberty will be able to obtain the necessary financing or that the terms of any financing will be satisfactory or favorable to Liberty. Long-term liquidity will depend on Liberty's ability to obtain financing and attain profitable operations.

During the nine months ended September 30, 2000 and 1999, Liberty had no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

Rentals from real estate properties totaled $2,935,743 and $0 for the nine months ended September 30, 2000 and 1999, respectively, and $1,058,801 and $0 for the three months ended September 30, 2000 and 1999, respectively. The rentals for 2000 consist of business generated by the self-storage facilities that were acquired on and after December 29, 1999. Rentals in the third quarter were lower than anticipated due to lower than expected occupancy rates and higher than expected bad debt from users of the self-storage facilities.

Interest and other revenues were $25,744 and $69,657 for the nine months ended September 30, 2000 and 1999, respectively, and $10,978 and $25,005 for the three months ended September 30, 2000 and 1999, respectively. The total for 2000 consists mainly of interest income from the savings account and reflect the sale of the mortgage-related assets during the first quarter of this year. The total for 1999 consists mainly of interest income from investments in mortgage-related assets.

Expenses
--------

Property taxes and insurance for the nine months ended September 30, 2000 and 1999 were $338,616 and $0, respectively, and $118,860 and $0 for the three months ended September 30, 2000 and 1999, respectively. The property taxes and insurance for 2000 consist of property taxes and insurance for the self-storage facilities acquired on and after December 29, 1999.

Property operating costs totaled $608,053 and $0 for the nine months ended September 30, 2000 and 1999, respectively, and $243,959 and $0 for the three months ended September 30,2000 and 1999, respectively. The property operating costs for 2000 consist of operating costs for the self-storage facilities acquired on and after December 29, 1999.

Legal and professional fees for the nine months ended September 30, 2000 and 1999 were $159,289 and $136,751 respectively, and $32,954 and $82,149 for the three months ended September 30, 2000 and 1999, respectively. The 2000 expenditures include legal fees, accounting fees, and investor relations expenses. Legal and professional fees primarily increased due to higher levels of accounting fees related to Securities and Exchange Commission filing requirements.

General and administrative expenses were $673,372 and $76,412 for the nine months ended September 30, 2000 and 1999, respectively, and $216,923 and $20,397 for the three months ended September 30, 2000 and 1999, respectively. The general and administrative expenses for 2000 consist of general and administrative expenses for the self-storage facilities acquired on and after December 29, 1999.

For the nine months ended September 30, 2000 and 1999, depreciation, amortization and other totaled $742,595 and $0, respectively, and $264,805 and $0 for the three months ended September 30, 2000 and 1999, respectively. The depreciation, amortization and other for 2000 consists of depreciation and amortization for the self-storage facilities acquired on and after December 29, 1999.

Interest expense was $1,340,094 and $0 for the nine months ended September 30, 2000 and 1999, respectively, and $501,952 and $0 for the three months ended September 30, 2000 and 1999, respectively. The 2000 expense consists of interest expense for mortgages and notes payable related to the self-storage facilities.

Net Loss
--------

As a result of the factors noted above, there was a net loss of $270,160 for the nine months ended September 30, 2000 compared to a net loss of $143,506 for the same period of 1999 and a net loss of $92,903 for the three months ended September 30, 2000 compared to a net loss of $77,541 for the same period of 1999.

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

                                                Three Months             Nine Months
                                                   Ended                     Ended
                                             September 30, 2000       September 30, 2000
                                             ------------------       ------------------
Net loss                                          $ (92,903)               $(270,160)
Depreciation of real estate and amortization
     of intangible assets                           264,805                  742,595

Minority interest                                  (216,771)                (630,372)
                                                  ---------                ---------

FFO available to common shareholders              $ (44,869)               $(157,937)

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

Forward-Looking Statements
--------------------------

Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

                  -        Liberty's continued tax status as a REIT,
                  - the failure to successfully implement Liberty's business plans,
                  - the failure to successfully integrate into Liberty recently acquired properties, including the Springfield Mini Storage, the Painesville facility, and the recently acquired land in Cleveland, Ohio and Westlake, Ohio where Liberty is building new self-storage facilities,
                  -        the failure to obtain additional equity,
                  -        changes in general economic conditions,
                  -        changes in local real estate conditions,
                  - the inability to generate sufficient revenues to meet operating expenses, and
                  -        the failure to manage growth effectively.

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

                                  Liberty Self-Stor, Inc.

Date:    November 13, 2000      By:    /s/ Richard M. Osborne
                                       ---------------------------------------
                                       Richard M. Osborne
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

Date:    November 13, 2000      By:    /s/ Sherry L. Kirchenbauer
                                       ---------------------------------------
                                       Sherry L. Kirchenbauer,
                                       Chief Financial Officer and Assistant
                                       Secretary (Principal Financial and
                                       Accounting Officer)