Form 10KSB
period 2000-12-31
LIBERTY SELF STOR INC
filed 2001-03-29
CIK 1086411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-30502

                            LIBERTY SELF-STOR, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                          94-6542723
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

      8500 STATION STREET, SUITE 100,                                 44060
                MENTOR, OHIO                                        (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (440) 974-3770

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  SHARES OF COMMON
STOCK

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $4,051,467.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $637,973

The Issuer had 3,031,618 shares of common stock outstanding on March 10, 2001.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            LIBERTY SELF-STOR, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                          PAGE
                                                                          ----
PART I
Item 1:   Business....................................................      1
Item 2:   Description of Property.....................................      3
Item 3:   Legal Proceedings...........................................      9
Item 4:   Submission of Matters to a Vote of Security Holders.........      9
PART II
Item 5:   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................      9
Item 6:   Management's Discussion and Analysis of Plan of Operation...      9
Item 7:   Financial Statements........................................     12
Item 8:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     12
PART III
Item 9:   Directors and Executive Officers............................     13
Item 10:  Executive Compensation......................................     14
Item 11:  Security Ownership of Certain Beneficial Owners and
          Management..................................................     15
Item 12:  Certain Relationships and Related Transactions..............     16
Item 13:  Exhibits and Reports on Form 8-K............................     18

                                     PART I

ITEM 1.  BUSINESS

     History. On December 29, 1999, Liberty Self-Stor, Inc., a Maryland corporation, succeeded to the business of Meridian Point Realty Trust '83. Meridian was a business trust organized under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as "Sierra Real Estate Equity Trust '83." On October 11, 1991, the company changed its name to "Meridian Point Realty Trust '83." The amended and restated declaration of trust of Meridian was filed on May 12, 1992 and amended on July 23, 1993 and February 14, 1995. Meridian was formed as a real estate investment trust to invest in income-producing commercial and industrial real estate located in selected areas of projected growth in the United States.

     Meridian was formed as a self-liquidating/finite-life REIT, meaning that Meridian was intended to have limited life through provisions of its declaration of trust, which stated that the net proceeds from the sale of a property owned by Meridian could not be reinvested but had to be distributed to shareholders after payment of indebtedness relating to that property and other obligations. This limited life policy essentially precluded Meridian from acquiring new properties and reinvesting the proceeds from the disposition of future properties into new assets. Meridian sold its last remaining property in August 1997 and the limited life policy precluded it from acquiring new properties.

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

     Also, at the special meeting, Meridian's shareholders approved the acquisition of Liberty Self-Stor, Ltd., an Ohio limited liability company owned by Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, which then owned 15 self-storage facilities. The acquisition was accomplished through the reorganization of the company as an umbrella partnership real estate investment trust, or UPREIT. In an UPREIT structure, the publicly-held REIT is the general partner of an operating partnership which owns the properties of the REIT.

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

     Management. The management of the self-storage company continued in that capacity as the management of Liberty. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially all of its assets, either directly or through subsidiaries. Liberty's board of directors manages the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership.

     Business. Liberty is a self-managed real estate investment trust which manages, acquires, develops, expands and operates self-storage facilities. As of March 12, 2001, Liberty owned and operated 18 self-storage facilities consisting of approximately 861,000 rentable square feet, situated in two states, Ohio and New York. In addition, Liberty had one facility under construction in Westlake, Ohio. As of December 31, 2000, the facilities had an average occupancy of 68.21% and an average annual rental rate per square foot of $4.95.

     Liberty seeks to increase cash flow and enhance shareholder value through efficient management and selective acquisitions of new self-storage facilities. In addition, Liberty intends to manage its facilities aggressively by increasing rents and occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving existing facilities and developing new facilities, if economic conditions warrant.

     Liberty owns an indirect interest in each of the self-storage facilities through LSS I Limited Partnership, the operating partnership. Liberty believes this UPREIT structure facilitates Liberty's ability to acquire properties by using limited partnership interests of the operating partnership as currency.

     Liberty was incorporated on May 12, 1999 under Maryland law. Liberty's principal executive offices are located at 8500 Station Street, Suite 100, Mentor, Ohio 44060 and its telephone number is 440-974-3770.

     Industry Overview. Liberty believes that self-storage facilities offer inexpensive storage space to residential and commercial users. Demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy rates. Liberty expects demand to remain strong because historically demand for self-storage facilities is slow to react to changing conditions and because of various other factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users.

     Federal Income Tax. Meridian made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 and Liberty intends to continue to operate in such a manner in the future. However, Liberty may be unable to operate in a manner so as to remain qualified as a REIT. Liberty's continued qualification as a REIT in current and future taxable years will depend upon whether Liberty and the operating partnership continue to meet the various qualification tests imposed under the Code.

     If Liberty continues to qualify for taxation as a REIT and distributes to its stockholders at least 95% of its taxable income, excluding net capital gains, it generally will not be subject to federal corporate income tax on the portion of its ordinary income or capital gain that is timely distributed to its stockholders. This treatment substantially eliminates the "double taxation" at the corporate and stockholder levels that generally results from an investment in a corporation. If Liberty were to fail to qualify as a REIT, it would be taxed at rates applicable to corporations on all of its income, whether or not distributed to its stockholders. Even if Liberty continually qualifies as a REIT, it may be subject to federal income or excise tax in some circumstances.

     Employees. Liberty currently employs 11 part-time and 33 full-time employees, including 21 on-site managers and 2 regional managers. None of Liberty's employees are covered by a collective bargaining agreement. Liberty considers its employee relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

THE SELF-STORAGE FACILITIES

     As of March 12, 2001, Liberty owned and operated 18 self-storage facilities containing an aggregate of 860,675 square feet. In addition, Liberty had one facility under construction in Westlake, Ohio. Fifteen of the self-storage facilities are located in Ohio and the other three are located in New York. Liberty owns 100% fee interest in each of the self-storage facilities. Liberty recently completed construction of the self-storage facility on Leuer Avenue in Cleveland, Ohio, and the transformation of a department store in Painesville, Ohio, into a self-storage facility and office and retail space. Both facilities became operational in the third quarter of 2000. In addition, Liberty is constructing a new self-storage facility in Westlake, Ohio, which is expected to be operational in the second quarter of 2001. When completed, the Westlake facility will consist of 540 self-storage units. The following table provides an overview of information regarding the self-storage facilities:

                                                    RENTABLE
                           DATE      YEAR BUILT/     SQUARE
       LOCATION          ACQUIRED     EXPANDED        FT.       ACRES     UNITS     CONSTRUCTION
       --------          --------    -----------    --------    ------    -----    ---------------
OHIO:
Avon...................  10/31/97      1981-         67,423       6.12      495    Masonry & Steel
                                     1986/1998*
Canton.................   4/22/97     1979-87        41,175      11.15      388    Concrete
Catawba................   6/30/97    1988/1998*      43,052       7.57      302    Steel
Cleveland..............   12/3/96    1997/1999*      46,400       3.68      353    Steel
Dayton.................   5/22/97    1989/2000*      47,250       5.00      368    Concrete
East Canton............   5/30/97       1997         26,700      12.63      177    Steel
East Liverpool.........  10/31/96    1986-1996       29,990      11.49      222    Steel
Leuer Avenue...........   5/22/00       2000         59,950       1.80      592    Steel
Louisville.............   5/30/97    1988-1990       53,060       6.83      364    Masonry
Mentor.................   3/20/98    1983/1999*      66,302       6.00      441    Masonry
Painesville (1)........  10/01/00    1940/2000*      77,500       3.20      368    Steel
Perry..................   1/10/97    1992/1997*      63,950       6.19      397    Steel
Ravenna................   3/31/97       1988         16,950       1.79      150    Steel
Springfield............   5/24/00    1986-1999       59,450       4.60      747    Steel
Willoughby.............   10/4/96       1997         33,998       2.37      276    Masonry

NEW YORK:
Endicott...............  11/20/96       1989         35,580       4.99      297    Concrete/Steel
                                                                                   Roof
Southold...............    6/1/97       1989         53,055       6.95      552    Steel
Riverhead..............   5/26/99    1985-1986/      38,890       3.05      336    Steel
                                       1999*
                                                    -------     ------    -----
TOTAL..................                             860,675     105.41    6,825
                                                    =======     ======    =====

---------------

* Year additional units were added by Liberty.

(1) In addition, Painesville has 26,285 square feet of office and retail space, with an occupancy rate of 76.1% and an annual rental rate of $6.46 per square foot at December 31, 2000.

     The following table shows the occupancy rates and annual rental rates per square foot for each of the 18 self-storage facilities for the year ended December 31, 2000:

                                                                                ANNUAL RENTAL
                                                                                  RATE PER
                          LOCATION                            OCCUPANCY RATE     SQUARE FOOT
                          --------                            --------------    -------------
OHIO:
Avon........................................................      89.33%           $ 4.30
Canton......................................................      69.86              3.21
Catawba.....................................................      62.95              1.80
Cleveland...................................................      96.77              9.15
Dayton......................................................      59.76              4.61
East Canton.................................................      87.46              4.06
East Liverpool..............................................      91.06              4.73
Leuer Avenue................................................       7.26               .75
Louisville..................................................      90.59              4.10
Mentor......................................................      59.16              3.79
Painesville.................................................      12.73              1.43
Perry.......................................................      12.73              1.43
Ravenna.....................................................      82.74              5.12
Springfield.................................................      74.45              4.09
Willoughby..................................................      72.09              6.24

NEW YORK:
Endicott....................................................      81.59              6.20
Southold....................................................      84.71             10.48
Riverhead...................................................      61.32              7.78
AVERAGE.....................................................      68.21%           $ 4.95

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

     Under various federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances violated a tenant's lease. The owner or operator is not in a position to know what a tenant stores at its self-storage facility. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property, may adversely affect the owner's or operator's ability to use the contaminated property as collateral in connection with borrowing money. In connection with the ownership of the self-storage facilities, Liberty may be potentially liable for any cleanup costs.

     In connection with Meridian's sale of its last property, the Charleston property, in August 1997, $1.35 million was held-back from the $13.0 million sale price for estimated remediation work. In the late 1980s, the San Francisco Bay Region of the California Regional Water Quality Control Board requested that Meridian investigate and characterize soil and groundwater contamination of the Charleston property. Meridian engaged an environmental engineering firm that discovered the presence of trichloroethylene and other solvent chemicals in the groundwater. The Regional Water Quality Control Board deferred issuing a Site Cleanup Requirements Order in order to give Meridian time to complete the pending sale of the Charleston property. As part of the sale, the purchaser agreed to indemnify Meridian broadly against the pending Site Cleanup Requirements Order and other types of environmental claims. Its indemnity is backed by an environmental insurance policy. It is possible that the Regional Water Quality Control Board could still name Liberty (as Meridian's successor) as a potentially responsible party when it ultimately issues its Site Cleanup Requirements Order for the property based on Meridian's former ownership.

     In the course of due diligence in connection with the reorganization, Liberty conducted Phase I environmental audits of each of these self-storage facilities. The Phase I environmental audits showed no environmental contamination, and, therefore, no need for remediation.

     Liberty's self-storage facilities are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. Liberty believes that the self-storage facilities are in substantial compliance with all such regulations.

     Property Management. All 18 self-storage facilities are operated under the "Liberty Self-Stor, Ltd." trade name and have on-site managers, eight of whom are resident managers. All managers report to Liberty's Vice President of Operations. The facilities are staffed six to nine hours per day, seven days a week, with access from 6 a.m. to 10 p.m. The facilities are located in a mix of urban, suburban and rural locations.

     Proposed Expansions. Liberty currently has no specific plans regarding expansion of the existing self-storage facilities.

     Liberty is currently constructing a self-storage facility in Westlake, Ohio, which will be operational in the second quarter of 2001.

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

     Leases. Space at each facility is leased on a monthly basis using a standard form lease agreement. Attached to each lease agreement is a lease addendum notifying lessees that they store goods at their own risk.

     Insurance. In the opinion of Liberty's management, the facilities are adequately covered by insurance. Each facility has a limit on coverage determined by management and the insurance company and each policy carries a $2,500 deductible. Liberty's responsibility for losses extends only to the actual property and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. Liberty's management will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on Liberty's investments at a reasonable cost and on suitable terms.

     In addition, Liberty maintains title insurance insuring fee title to the self-storage facilities in an aggregate amount believed to be adequate.

     Mortgages. The Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton, and Endicott facilities are all encumbered by mortgages which secure a $9,845,000 loan from Provident Bank to Liberty Self-Stor, Ltd. The loan is at a variable rate of interest equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. The rate for the initial three-years was fixed at 7.72% and will adjust on June 1, 2001 for the final two years with maturity to occur on June 1, 2003. The loan is amortized over 20 years. Current principal and interest payments are $84,367 per month. The loan is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $9,191,334.

     The Dayton facility is further encumbered by a mortgage securing an $802,000 construction and development loan from Provident Bank. As of December 31, 2000, the full $802,000 has been drawn on the loan for construction expenditures. Interest during the construction phase of the loan was at the prime rate of Provident Bank. Upon completion of the construction phase, which occurred in November 1999, the interest on the loan adjusted to 8.50%, which is a variable rate equal to 2.25% above the weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of two years with maturity to occur on October 31, 2002. Monthly principal payments are being amortized over an 18-year period. This note is personally guaranteed by Mr. Osborne.

     The Catawba facility is further encumbered by a mortgage securing a $265,087 construction and development loan from Provident Bank to the self-storage company. The loan had an initial interest rate equal to the prime rate. As of July 1, 1999, the interest rate converted to a rate equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of two years. The interest rate will be further re-adjusted as of June 1, 2001 for determining the payments during the last two years of the loan, which matures June 2003. Payments were interest only through May 31, 1999 and thereafter converted to the variable rate discussed above, using a 23-year amortization period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $258,316.

     The East Liverpool facility is also encumbered by a $250,000 mortgage with Rt. 11 Storage Park, Inc. Current monthly interest payments are $2,000. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $250,000.

     The Avon facility is encumbered by a mortgage securing a $549,446 construction and development loan from Provident Bank. The terms of this loan are identical to those for the loan encumbering the Catawba facility, except that the variable rate is 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. Monthly principal and interest payments are currently $4,287. The principal amount of the loan as of December 31, 2000 was $540,691. The Avon facility is also encumbered by a $945,000 loan, maturing October 31, 2002, from Provident Bank, guaranteed by Mr. Osborne. The loan has an interest rate of 8.02%. Current monthly principal and interest payments are $7,306 per month, with a 25-year amortization period. The principal amount of the loan as of December 31, 2000, was $900,168.

     The Mentor facility is encumbered by a mortgage securing a $1,884,000 construction and development loan from The Peoples Banking Company. Interest during the construction phase of the loan was 8.0%. The interest on the loan was adjusted, upon completion of the construction, to a variable rate equal to 2.75% above the then current weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of three years. The loan provided for interest only payments through December 31, 1999, and thereafter principal and interest payments of $15,769 amortized over a 20-year period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $1,855,494.

     The Southold facility is encumbered by a mortgage with Provident Bank in the amount of $2,675,000, which matures July 2002. Current monthly principal and interest payments are $22,862. The initial interest rate was prime which converted on June 30, 2000 to 2.50% over the average yield on U.S. Treasury Securities adjusted for a constant maturity of three years. The loan provided for interest only payments through June 30, 2000 and thereafter converted to the variable rate discussed above, using a 20-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $2,592,174.

     The Cleveland facility is encumbered by a mortgage with Shore Bank, Cleveland in the amount of $1,266,007, maturing on May 20, 2002. Current monthly principal and interest payments are $10,887 with an interest rate of 6.85%, using a 20-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000 was $1,212,872. The Cleveland facility is further encumbered by a $300,000 construction loan with Shore Bank. Interest is payable monthly at 7.25%. Current monthly principal and interest payments are $2,397 for 20 months until a balloon payment of $290,816 is due on May 1, 2001. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $293,230.

     The Riverhead facility is encumbered by a mortgage with James R. Stark and Patricia Stark in the amount of $600,000, maturing June 2004. Current monthly principal and interest payments are $5,207, with an interest rate of 8.50%, using a 20-year amortization. This note is personally guaranteed by Thomas J. Smith. The principal amount of the loan as of December 31, 2000 was $581,696. The Riverhead facility is encumbered by a second mortgage with Provident Bank in the amount of $674,000, maturing in June 2003. Current monthly payments are $2,260. Interest was at prime rate until June 1, 2000 when it converted to 2.50% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. The loan provides for interest only payments through December 31, 2000 and thereafter converts to the variable rate discussed above, using an 18-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $674,000.

     The Springfield facility is encumbered by a mortgage with National City Bank in the amount of $1,600,000, maturing June 2005. Current monthly principal and interest payments are $14,499, with an interest rate of 9.1%, using a 20-year amortization. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000 was $1,582,636. The Springfield facility is encumbered by a second mortgage with Earl Kittinger in the amount of $500,000, maturing June 2025. Current monthly principal and interest payments are $3,777, with an interest rate of 7.75%, using a 25-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $496,662.

     The Westlake facility is encumbered by a mortgage securing a $1,532,200 construction and development loan from Peoples Bank. As of December 31, 2000, $1,371,049 has been drawn on the loan for construction expenditures. The loan has an initial interest rate of 9.25%. In May 2003, the interest rate will be adjusted to a rate equal to 3.00% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. Payments were interest only through November 18, 2000 and thereafter monthly principal and interest payments are $14,169, using a 20-year amortization period, and maturing in November 2010. This note is personally guaranteed by Mr. Osborne.

     The Leuer Avenue facility is encumbered by a mortgage securing a $1,798,856 construction and development loan from Shore Bank, Cleveland. As of December 31, 2000, $1,527,258 has been drawn on the loan for construction expenditures. The loan has an interest rate of 8.375%, using a 24-year amortization period, and maturing December 2005. Payments were interest only through December 31, 2000, and thereafter monthly principal and interest payments are $14,480. This note is personally guaranteed by Mr. Osborne.

     The Painesville facility is encumbered by a mortgage with First Merit Bank in the amount of $2,062,128, maturing March 2009. Monthly principal and interest payments are $16,612, with an interest rate of 7.5%, using a 20-year amortization period. On April 30, 2005, the interest rate converts to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of five years. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2000, was $2,021,275. A second loan in the amount of $1,300,000 finance the Painesville facility. The loan is a personal loan by a bank to Mr. Osborne. Liberty entered into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. The loan has an interest rate of 9.5%, maturing August 2003. Monthly interest payments are $10,292. The principal amount of the loan as of December 31, 2000, was $1,300,000.

     Depreciation. Depreciation on the self-storage facilities is computed using the straight-line method and is based upon useful lives of 25 years for buildings and improvements and five years for personal property.

INVESTMENT POLICY

     Liberty was organized to acquire, succeed to, continue and expand the business of Meridian following the mergers and reincorporation. Liberty intends to operate and be taxed as a REIT. Liberty operates and manages its self-storage facilities as the general partner of the operating partnership. Although Liberty presently intends to focus its investment strategy on self-storage facilities, the board of directors, in its sole discretion, may change or modify Liberty's investment objective.

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

     Liberty could borrow money necessary to acquire properties, could offer interests of the operating partnership in exchange for properties, and will make annual reports with audited financials. Liberty has no current plans to engage in any of the other listed activities. During the last three years, Meridian did not engage in any of these activities with the exception of making annual reports and other reports to shareholders containing audited financial statements. During each of the last three years, the Company filed annual and quarterly reports with the SEC. Liberty's ability to engage in any of the above activities is subject to change without the approval of stockholders.

     Self-Storage Investment Strategy. Liberty will focus on the acquisition, expansion and development of a portfolio of self-storage facilities. Liberty seeks to capitalize on several types of opportunities it believes are present in the self-storage market.

     - ACQUISITIONS OF PROPERTIES -- Liberty will seek properties in locations with desirable supply and demand characteristics, with the potential for higher occupancy and rental rates and that currently have non-professional management/ownership. Liberty will seek to acquire properties at an attractive price where appropriate and expand the property to add additional rental units. Liberty will seek to acquire properties based on rents and expenses in place and then undertake a program of cost control and revenue enhancement. To reduce competition for its acquisitions, Liberty will primarily seek individual properties, versus bulk acquisitions, and facilities which do not meet the typical size requirements of the major national self-storage companies, generally below 45,000-50,000 square feet. Liberty believes opportunities exist to acquire such facilities, and is engaged in discussions with potential sellers.

     At this time, Liberty has no outstanding agreements to acquire any additional facilities.

     - DEVELOPMENT -- Liberty's management, Thomas J. Smith, Jeffrey J. Heidnik and Sherry L. Kirchenbauer, have had collectively 22 years of experience in the self-storage industry and in the real estate industry. In addition to the acquisition of 13 facilities and the development of two facilities in the last three years, the self-storage company has expanded approximately seven of its facilities in that period and is currently expanding three facilities. Through these individuals, Liberty has in-house development and expansion expertise and will selectively develop facilities in attractive markets.

     Liberty focuses in geographic areas where it has existing real estate relationships or has previously conducted business and owned self-storage facilities, including Ohio, New York, North Carolina, New Jersey, Florida, Indiana, Pennsylvania and Michigan. Management efficiency is sought by concentrating acquisitions into "regional clusters" where regional managers will be responsible for more than one facility and the individual location managers will report to the regional manager. These "regional clusters" promote economies of scale. Liberty plans to pay for acquisitions with cash, debt, the issuance of equity securities or funds from operations. Liberty will acquire additional self-storage facilities primarily for income.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which Liberty is a party or to which any of its assets are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares Prices. Until May 6, 1999, Meridian's shares of beneficial interest, $1.00 stated value, were traded on the SmallCap Market of the Nasdaq Stock Market under the symbol "MPTBS". From May 6, 1999 until January 4, 2000, Meridian's shares of beneficial interest traded on the Over-the-Counter Bulletin Board Market of Nasdaq under the symbol "MPTBS". On January 4, 2000, after approval of the reincorporation, Liberty's shares of common stock, $0.001 par value per share, began trading on the Over-the-Counter Bulletin Board Market of Nasdaq under the symbol "LSSI".

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

                                                              HIGH      LOW
                                                              -----    -----
1999
First Quarter...............................................  $0.75    $0.38
Second Quarter..............................................   1.03     0.38
Third Quarter...............................................   0.97     0.56
Fourth Quarter..............................................   0.69     0.38
2000
First Quarter...............................................  $0.56    $0.41
Second Quarter..............................................   0.47     0.31
Third Quarter...............................................   0.36     0.19
Fourth Quarter..............................................   0.28     0.19

     Record Holders. As of March 23, 2001, Liberty's shares of common stock were held by approximately 2,100 holders of record.

     Dividends. No dividends were paid to Liberty's stockholders in 1999 or 2000. Under the REIT tax rules, Liberty is required to make annual distributions to stockholders of at least 95% of its taxable income. Liberty did not have any taxable income in 1999 or 2000 and, thus, Liberty remains in compliance with this rule. In accordance with Liberty's organizational documents, dividend distributions are at the discretion of Liberty's directors. In addition, under the terms of the partnership agreement of the operating partnership, the operating partnership is required to make distributions to enable Liberty to comply with the REIT dividend rules, unless Liberty, acting as general partner of the operating partnership, determines that such a distribution would not be in the best interests of the operating partnership. There can be no assurance when or if dividends will resume.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

INTRODUCTION AND DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

     On December 29, 1999, Liberty Self-Stor, Inc., a Maryland corporation, succeeded to the business of Meridian Point Realty Trust '83.

     At a special meeting of Meridian's shareholders in lieu of an annual meeting of shareholders on December 28, 1999, Meridian's shareholders approved, among other matters, the reincorporation in which Meridian was merged with and into Liberty with Liberty as the surviving entity. Also, at the special meeting, Meridian's shareholders approved the acquisition of Liberty Self-Stor, Ltd., an Ohio limited liability company owned by Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, which then owned 15 self-storage facilities. The acquisition was accomplished through the reorganization of the company as an umbrella partnership real estate investment trust, or UPREIT. In an UPREIT structure, the publicly-held REIT is the general partner of an operating partnership which owns the properties of the REIT.

RECENT EVENTS

     Effective in June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The purchase price was financed with a $1,532,200 bank construction loan at an interest rate of 9.25%, with the interest adjusting in May 2003 to a rate equal to 3.00% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. Construction of a 77,700 square foot self-storage facility on the property commenced in August 2000 and is expected to be operational in the second quarter of 2001. Once completed, the facility will consist of 540 self-storage units.

     In October 2000, Liberty purchased a 103,785 square foot facility, consisting of 77,500 square feet of self-storage space and the balance being office and retail space, in Painesville, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The facility consists of 368 self-storage units, as well as office and retail space on 3.2 acres. In exchange for the property, Liberty assumed $3.3 million in bank loans. Of the bank loans, $2,062,128 is a bank construction loan at an interest rate of 7.5%, with the interest adjusting in April 2005 to a rate equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of five years. The remaining $1,300,000 consists of a personal loan by a bank to Mr. Osborne at an interest rate of 9.5%. Liberty entered into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. Mr. Osborne did not receive any additional stock of Liberty or any units of LSS I in connection with this purchase.

     The property acquisitions in 2000 and 1999 have been accounted for under the purchase method of accounting. Accordingly, operating results of the acquired properties have been included in Liberty's operating results since the dates of acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     Liberty's source of near-term liquidity is its unrestricted cash, which at December 31, 2000 totaled $689,290 as compared to $450,512 in 1999. The increase in cash was primarily due to certain expenses being accrued instead of paid at the end of 2000.

     Liberty believes that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements over the next twelve months. If additional funds become necessary, Liberty may be required to issue additional shares of common stock or incur additional debt to raise funds. If adequate funds are unavailable on acceptable terms, Liberty may be unable to continue to fund its growth or acquire additional properties. Liberty's inability to raise capital could adversely affect its business.

     An annual meeting of shareholders of Meridian was held on September 22, 1998, at which time a proposed plan of liquidation was defeated by shareholders and the current Board of Trustees was elected. The vote was declared official on September 28, 1998. Before leaving office, the previous Board purchased additional Directors' and Officers' indemnity insurance at a cost of $135,000, which was expensed in the third quarter of 1998. The former Trustees also created the Meridian Indemnity Trust to pay for the expenses of defending themselves against potential litigation. The Indemnity Trust was funded with $350,000 of Meridian funds. In September 1999, current management negotiated the release of all but $3,000 of these funds, which along with interest is reflected as "Restricted Cash" on the Balance Sheet as $3,082 at December 31, 2000.

     During the twelve months ended December 31, 2000 and 1999, Liberty had no cash distributions.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

  REVENUES

     Rental fees from real estate properties totaled $4,017,345 and $26,984 for the years ended December 31, 2000 and 1999, respectively. The rental fees for 1999 reflect only three days of operating the self-storage facilities that were acquired on December 29, 1999. The average annual rental rates per square foot were $4.95 and $4.56 as of December 31, 2000 and 1999, respectively. The occupancy rates were 68.21% and 77.95% as of December 31, 2000 and 1999, respectively. Occupancies for 2000 were lower due to recently built and expanded facilities, as well as overall decreased occupancy at existing facilities. The occupancy rate for existing facilities was 74.70%, compared to 77.95% in the prior year.

     Interest and Other Revenues were $34,122 and $92,677 for the years ended December 31, 2000 and 1999, respectively. The totals for both years consist mainly of interest income from investments in mortgage-related assets. The decrease is because Liberty sold its REMICs at the beginning of 2000, and the cash was used in operations and to acquire new facilities.

  EXPENSES

     Property taxes and insurance was $478,660 for the year ended December 31, 2000, compared to $2,327 in the prior year. The property taxes and insurance for 1999 consist of a pro-rata share, December 29, 1999 to December 31, 1999, of the total property taxes and insurance for the self-storage facilities in 1999. For the year ended December 31, 2000, $368,856 of the property taxes and insurance was for real estate taxes. The average tax rate for the properties was $61.85 per $1,000 in assessed property values.

     Property Operating Costs were $870,136 for the year ended December 31, 2000, compared to $9,433 in the prior year. The 1999 costs consist of only 3 days of operations of the self-storage facilities as compared to the full year for 2000.

     Legal and Professional Fees were $258,038 for the year ended December 31, 2000, compared to $228,368 in the prior year. The 2000 expenditures include $164,460 related to accounting fees and investor relations expenses. The 1999 expenditures include $115,585 related to accounting fees and investor relations expenses.

     General and Administrative Expenses were $854,229 for the year ended December 31, 2000, compared to $31,960 in the prior year. The 1999 expenditures consist of only 3 days of operations of the self-storage facilities as compared to the full year for 2000.

     Depreciation, Amortization and Other were $1,049,725 for the year ended December 31, 2000, compared to $15,022 in the prior year. The 1999 expense consists of $7,351 in an unrealized loss on investment in mortgage-related assets and the balance consists of only 3 days of operations of the self-storage facilities as compared to the full year for 2000.

     Interest Expense was $1,802,624 for the year ended December 31, 2000, compared to $14,530 in the prior year. The 1999 expense consists of only 3 days of operations of the self-storage facilities as compared to the full year for 2000. The interest expense relates to mortgages and notes payable for the self-storage facilities.

  NET INCOME (LOSS)

     As a result of the factors noted above, there was a net loss was $378,584 for the year ended December 31, 2000, compared to a net loss of $181,979 in the prior year.

  FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) Liberty's continued tax status as a REIT, (2) the failure to successfully implement Liberty's business plans, (3) the failure to successfully integrate acquired and newly-constructed facilities into Liberty, (4) the ability to refinance Liberty's debts as they come due, (5) changes in general economic conditions,
(6) changes in local real estate conditions, (7) the inability to generate sufficient revenues to meet operating expenses, and (8) the failure to manage growth effectively. Any investor or potential investor in Liberty must consider these risks and others that are detailed in other filings by Liberty with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

  ELECTION OF REIT STATUS

     Meridian previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and Liberty intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2000. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statements of Operations.

     To qualify for REIT status, Liberty must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with other permitted assets; that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at Liberty, no assurance can be given regarding Liberty's qualification as a REIT for any particular year. If Liberty failed to qualify as a REIT, distributions to stockholders would no longer be required. In addition, distributions originally treated as capital gain distributions could be re-characterized as ordinary dividend distributions to shareholders. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty or Meridian ceased to qualify as a REIT. If Liberty later re-qualified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of re-qualification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

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

     The following table sets forth as to each person who currently serves as a director or as an executive officer, his name, age, and position with Liberty:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
                                                   Chairman, Chief Executive Officer and a
Richard M. Osborne                          55     Director
                                                   President, Chief Operating Officer and a
Thomas J. Smith                             56     Director
                                                   Chief Financial Officer and Assistant
Sherry L. Kirchenbauer                      32     Secretary
Jeffrey J. Heidnik                          39     Vice President of Operations
Marc C. Krantz                              40     Secretary and a Director
Steven A. Calabrese                         39     Director
Mark D. Grossi                              47     Director

     Officers of Liberty hold office at the discretion of the directors. Each director and executive officer's principal occupations during the past five years or more are set forth below.

     Richard M. Osborne has been Chairman of the Board, Chief Executive Officer and a Director of Liberty since September 1998. Mr. Osborne is President and Chief Executive Officer of OsAir, Inc., a company he founded in 1963. Mr. Osborne is the sole manager of Turkey Vulture Fund XIII, Ltd., which began operations in January 1995. He is also a Director and Vice Chairman of the Board of GLB Bancorp, Inc., a publicly-held bank holding company.

     Thomas J. Smith has been President, Chief Operating Officer and a Director of Liberty since September 1998. From April 1, 1996 to December 29, 1999, Mr. Smith served as the Executive Operating Manager of Liberty Self-Stor, Ltd. Mr. Smith has been the President of Retirement Management Company since 1992. Mr. Smith also serves as a Director of GLB Bancorp, Inc.

     Sherry L. Kirchenbauer has been Chief Financial Officer and the Assistant Secretary of Liberty since December 1999. Prior to joining Liberty, Ms. Kirchenbauer was controller from 1997 to 1999 for Interpak, a plastics manufacturing company. In addition, Ms. Kirchenbauer served as accounting manager from 1992 to 1997 for LaRich Distributors, which has real estate interests in apartment buildings and shopping centers.

     Jeffrey J. Heidnik has been the Vice President of Operations of Liberty since December 1999. Mr. Heidnik has worked for Mr. Osborne since 1980. In 1986, he began building and managing self-storage projects for Mr. Osborne and gradually assumed total responsibility for managing the operations of the storage sites.

     Marc C. Krantz has been the Secretary and a Director of Liberty since September 1998. Mr. Krantz is the managing partner with the law firm of Kohrman Jackson & Krantz P.L.L. and has been with that firm since 1992.

     Steven A. Calabrese has been a Director of Liberty since September 1998. Mr. Calabrese has served as managing partner of Calabrese, Racek and Markos, Inc., CRM Construction, Inc. and CRM Environmental Services, Inc., firms which specialize in evaluation, management, construction and environmental assessment services for commercial and industrial real estate.

     Mark D. Grossi has been a Director of Liberty since September 1998. Mr. Grossi is Executive Vice President and a Director of Charter One Financial, Inc., a publicly-traded savings and loan holding company, and Executive Vice President and Chief Retail Banking Officer of its subsidiary, Charter One Bank. Mr. Grossi also serves as a director of Pacific Gateway and a director of JB Oxford Holdings, Inc., a publicly-held brokerage company. Since prior to 1993, Mr. Grossi has held various senior executive positions with Charter One Bank and its predecessor.

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

MEETINGS OF THE BOARD OF DIRECTORS

     The current board of directors met four times in 2000 and at least 75% of the directors participated in all meetings. The board also acted by unanimous written consent four times in 2000.

DIRECTOR COMPENSATION

     Liberty pays each director, other than Messrs. Osborne, Smith and Krantz, an annual fee of $5,000 in shares of Liberty. In addition, Liberty pays each such director, other than Messrs. Osborne, Smith and Krantz, $250 in cash for each board meeting that such director participates in. At the board meeting on June 29, 2000, the board approved a resolution that Mr. Calabrese's annual fee may be paid in cash in lieu of shares if the issuance of stock to Mr. Calabrese is prohibited by the Corporation's Articles of Incorporation.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes the annual compensation paid by Liberty to its President and Chief Operating Officer since December 29, 1999, when it succeeded to the business of Liberty:

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                                              ANNUAL COMPENSATION        AWARDS
                                                              --------------------     SECURITIES
                          NAME AND                            FISCAL                   UNDERLYING
                     PRINCIPAL POSITION                        YEAR       SALARY        OPTIONS
                     ------------------                       -------    ---------    ------------
Thomas J. Smith.............................................   2000      $125,000            --
  President and Chief Operating Officer                        1999            --       100,000(1)

---------------

(1) Granted in connection with Mr. Smith's employment agreement. Options have an exercise price of $.5625 per share and vest over three years beginning on the first anniversary of the date of grant.

EMPLOYMENT AGREEMENTS

     Liberty is a party to an employment agreement with Mr. Smith. The employment agreement provides for a two-year term commencing on December 28, 1999, with automatic one-year renewal periods. Mr. Smith will receive an annual salary of $125,000, bonuses at the discretion of Liberty's Board of Directors, and the use of a company car.

OPTION GRANTS IN 2000

     The following table summarizes information concerning options granted during Liberty's fiscal year ended December 31, 2000 to each of the executive officers.

                                          NUMBER OF      PERCENT OF
                                          SHARES OF        TOTAL
                                            COMMON        OPTIONS
                                            STOCK        GRANTED TO     EXERCISE
                                          UNDERLYING    EMPLOYEES IN    PRICE PER
                  NAME                    OPTIONS *     FISCAL 2000       SHARE      EXPIRATION DATE
                  ----                    ----------    ------------    ---------    ----------------
Sherry L. Kirchenbauer..................    25,000          100%          $0.45      January 31, 2010

---------------

* Options vest over three years beginning on the first anniversary of the date of grant.

OPTION VALUES AT YEAR-END 2000

     The following table summarizes information with respect to the number of unexercised options held by executive officers as of December 31, 2000. The exercise price of the options exceeded the last sale price of Liberty's common Stock on December 31, 2000. No executive officer exercised any options in 2000.

                                                                    NUMBER OF SHARES
                                                                 UNDERLYING UNEXERCISED
                                                              OPTIONS AT DECEMBER 31, 2000
                                                              ----------------------------
                            NAME                              EXERCISABLE    UNEXERCISABLE
                            ----                              -----------    -------------
Thomas J. Smith.............................................    33,333          66,667
Jeffrey J. Heidnik..........................................     8,333          16,667
Sherry L. Kirchenbauer......................................       -0-          25,000

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Liberty's directors and executive officers, and persons who own more than 10% of Liberty's shares, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the shares. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish Liberty with copies of all Section 16(a) forms they file.

     In 2000, Sherry Kirchenbauer inadvertently failed to file a form on a timely basis upon her purchase of 4,000 shares of Liberty common stock. The required form was subsequently filed. Based solely on its review of copies of reports furnished to Liberty or written representations that no reports were required, the Company believes that all other Section 16(a) filing requirements were met in 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the amount and nature of the beneficial ownership of Liberty's shares as of March 8, 2001 by (i) each person known by Liberty to own more than 5% of the outstanding shares (based upon filings made with the SEC), (ii) each director, (iii) each executive officer, and (iv) all the Directors and Executive Officers as a group.

                                                               AMOUNT OF SHARES
                      NAME AND ADDRESS                        BENEFICIALLY OWNED    PERCENTAGE
                      ----------------                        ------------------    ----------
Turkey Vulture Fund XIII, Ltd...............................       297,344(1)           9.8%
8500 Station Street, Suite 113
Mentor, Ohio 44060
Richard M. Osborne..........................................       297,344(1)           9.8%
8500 Station Street, Suite 113
Mentor, Ohio 44060
Steven A. Calabrese.........................................       290,265              9.6%
1110 Euclid Avenue, Suite 300
Cleveland, Ohio 44115
Marc C. Krantz..............................................         5,000                *
1375 E. Ninth Street, 20th Floor
Cleveland, Ohio 44114
Sherry L. Kirchenbauer......................................         4,000                *
8500 Station Street, Suite 100
Mentor, Ohio 44060
Mark D. Grossi..............................................           -0-              0.0%
1215 Superior Avenue, 7th Floor
Cleveland, Ohio 44114
Thomas J. Smith.............................................        33,333              1.0%
8500 Station Street, Suite 100
Mentor, Ohio 44060
Jeffrey J. Heidnik..........................................         8,333                *
8500 Station Street, Suite 100
Mentor, Ohio 44060
All Directors and Executive Officers as a group.............       638,275             21.1%

---------------

* less than 1%

(1) Richard M. Osborne is the sole manager of Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company, and may be deemed to be the beneficial owner of all 297,344 shares owned by the Fund.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the proxy solicitation by Meridian #83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. incurred expenses of $102,613. The current board authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Mr. Osborne is the sole Manager of the Fund. This reimbursement is a related party payable on Liberty's balance sheet because Mr. Osborne has not required payment as of December 31, 2000.

     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner a truck rental business. Liberty Self-Stor II, Ltd. makes trucks available for short-term rental to the general public, including tenants of Liberty's self-storage facilities, and sells locks, boxes, packing materials, propane gas and related merchandise at Liberty's self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies.

     Mr. Osborne, through Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company of which he is sole manager, owns 297,344 shares, or 9.8% of the Liberty's outstanding shares. Mr. Osborne and Retirement Management Company, of which he is the sole shareholder, owned 99.3% of the self-storage company and, in the reincorporation and reorganization in December 1999, received limited partnership interests in the operating partnership in exchange for the membership interests in the self-storage company. Mr. Osborne, Mr. Smith and Retirement Management Company received 7,107,573 Class A limited partnership interests in the operating partnership in exchange for their membership interests in the self-storage company. As a result, Mr. Osborne, with Retirement Management Company, received 99.3% of the Class A limited partnership interests, or 7,057,820 limited partnership interests. Mr. Osborne, Mr. Smith and Retirement Management Company own 70.1% of the operating partnership, with Liberty owning the remaining 29.9%. The Class A limited partnership interests are redeemable for cash equal to the number of limited partnership interests multiplied by the market price of Liberty's stock or, at the election of Liberty, convertible into common stock, on a one-for-one basis. Including 297,344 shares of common stock that will be held by Turkey Vulture Fund, of which Mr. Osborne is the sole manager, upon completion of the reorganization, Mr. Osborne would, upon conversion, own 7,355,164 shares of the common stock, or approximately 72% of the common stock then outstanding. No such conversion into common stock will be permitted if Liberty determines that such conversion would be likely to disqualify Liberty as a REIT.

     For each contributor to the operating partnership, the percentage interest in the operating partnership was determined by dividing the net asset value contributed by that contributor by the sum of the net asset value of the cash and other assets and liabilities contributed to the operating partnership by Liberty, and the net asset value of the assets and liabilities contributed to the operating partnership by the self-storage company. The self-storage company assumed the costs of the reincorporation and the acquisition through the reorganization of up to $725,000 through a deduction to its net asset value.

     As an officer and trustee of Meridian, as an officer and director of Liberty and as the significant member of the self-storage company, Mr. Osborne was a party to all sides of the negotiations regarding the reincorporation and the reorganization. Mr. Osborne received the benefit of the contribution of the self-storage facilities in a tax-free transaction and the opportunity to convert his privately-held self-storage company into a public entity through the reorganization. The agreements and arrangements in connection with the reincorporation and the acquisition of the self-storage company were not the result of arm's-length negotiations.

     Liberty's cash is primarily held at GLB Bancorp, a publicly-held bank holding company of which Mr. Osborne is a Director and Vice Chairman. At December 31, 2000, Liberty's cash and cash equivalents at GLB Bancorp were $609,283.

     Liberty's corporate offices are leased from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term of the lease is $4,000 per month. At December 31, 2000, the rent, which is included under General and Administrative Expenses, was $48,000.

     In June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The purchase price was based on Mr. Osborne's carrying cost. Construction of a 77,700 square foot self-storage facility on the property commmenced in August 2000 and is expected to be completed in the second quarter of 2001. Once completed, the facility will consist of 540 self-storage units.

     In October 2000, Liberty purchased a 103,785 square foot facility, consisting of 77,500 square feet of self-storage space and the balance being office and retail space, in Painesville, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The purchase price was based on Mr. Osborne's carrying cost. The facility consists of 368 self-storage units, as well as office and retail space on 3.2 acres. In exchange for the property, Liberty assumed $3.3 million in bank loans. Of the bank loans, $1.3 million consists of a personal loan by a bank to Mr. Osborne. Liberty entered into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. Mr. Osborne did not receive any additional stock of Liberty or any units of LSS I in connection with this purchase.

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

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(A) INDEX TO EXHIBITS

     (In accordance with Item 601 of Regulation S-B)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
    2.1      Purchase and Sale Agreement entered into August 4, 1997,
             together with First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase
             and Sale Agreement effective August 15, 1997, between
             Meridian Point Realty Trust '83 and 2400 Charleston
             Associates, LLC (successor to Rubin-Pachulski Properties,
             Inc.) (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
             September 5, 1997 and incorporated herein by reference.)
    2.2      Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust '83, Liberty
             Self-Stor, Inc. and Liberty Self-Stor Limited Partnership
             (Exhibits A and B to the Agreement and Plan of Merger are
             Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to
             Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
    3.1      Articles of Incorporation of Liberty Self-Stor, Inc. (Filed
             as Exhibit 3.1 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
    3.2      Bylaws of Liberty Self-Stor, Inc. (Filed as Exhibit 3.2 to
             Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
   10.1      Agreement between Meridian Point Realty Trust '83 and E&L
             Associates, dated February 23, 1996 (Filed as part of
             Registrant's Form 8-K dated February 10, 1995 and
             incorporated herein by reference.)
   10.2      Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust '83 and U.S. Trust
             Company, N.A. (Filed as Exhibit 10.2 to Registrant's Form
             10-KSB dated March 31, 1999 and incorporated herein by
             reference.)
   10.3      1999 Stock Option and Award Plan of Liberty Self-Stor, Inc.
             (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
             January 12, 2000 and incorporated herein by reference.)
   10.4      Lease between OsAir, Inc. and Liberty Self-Stor, Inc. (Filed as Exhibit 10.2 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
   10.5      Agreement of Limited Partnership of LSS I Limited
             Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
   10.6      Employment Agreement, dated December 28, 1999, by and
             between Liberty Self-Stor, Inc. and Thomas J. Smith (Filed as Exhibit 10.4 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
   10.7      Cost Sharing Agreement, by and between Liberty Self-Stor,
             Ltd. and Liberty Self-Stor II, Ltd., dated December 28, 1999
             (Filed as Exhibit 10.7 to Registrant's Form 10-KSB, dated
             March 15, 2000 and incorporated herein by reference.)

(B) REPORTS ON FORM 8-K

     No Form 8-K reports were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001                     LIBERTY SELF-STOR, INC.

                                          By: /s/ RICHARD M. OSBORNE
                                            ------------------------------------
                                               Richard M. Osborne
                                               Chairman and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ RICHARD M. OSBORNE                  Chairman and Chief Executive     March 28, 2001
-----------------------------------------------------  Officer (Principal Executive
                 Richard M. Osborne                    Officer)

                 /s/ THOMAS J. SMITH                   President, Chief Operating       March 28, 2001
-----------------------------------------------------  Officer and Director
                   Thomas J. Smith

                 /s/ MARC C. KRANTZ                    Secretary and Director           March 28, 2001
-----------------------------------------------------
                   Marc C. Krantz

             /s/ SHERRY L. KIRCHENBAUER                Chief Financial Officer and      March 28, 2001
-----------------------------------------------------  Assistant Secretary
               Sherry L. Kirchenbauer                  (Principal Financial and
                                                       Accounting Officer)

               /s/ JEFFREY J. HEIDNIK                  Vice President of Operations     March 28, 2001
-----------------------------------------------------
                 Jeffrey J. Heidnik

                 /s/ MARK D. GROSSI                    Director                         March 28, 2001
-----------------------------------------------------
                   Mark D. Grossi

               /s/ STEVEN A. CALABRESE                 Director                         March 28, 2001
-----------------------------------------------------
                 Steven A. Calabrese

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Shareholders and Board of Directors of Liberty Self-Stor, Inc.:

     We have audited the accompanying consolidated balance sheets of Liberty Self-Stor, Inc. (a Maryland corporation, formerly Meridian Point Realty Trust '83) and Subsidiary as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Self-Stor, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Cleveland, Ohio,
February 26, 2001.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................  $   689,290     $   450,512
  Accounts receivable.......................................       60,815          55,642
  Investment in mortgage-related assets, at market value....           --       1,390,131
  Restricted cash...........................................        3,082           3,623
  Other current assets......................................       26,090          71,240
                                                              -----------     -----------
          Total current assets..............................      779,277       1,971,148
PROPERTY AND EQUIPMENT:
  Land......................................................    4,189,306       2,528,966
  Buildings and improvements................................   29,647,653      22,403,996
  Furniture and equipment...................................      247,224         171,721
                                                              -----------     -----------
                                                               34,084,183      25,104,683
  Less -- Accumulated depreciation..........................    1,036,285           7,643
                                                              -----------     -----------
                                                               33,047,898      25,097,040
OTHER ASSETS:
  Goodwill, net.............................................      297,938          68,581
  Other assets..............................................       56,553          11,740
                                                              -----------     -----------
          Total assets......................................  $34,181,666     $27,148,509
                                                              ===========     ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Current maturities of long-term debt......................  $ 2,229,032     $   441,587
  Notes payable to related party............................      500,000         500,000
  Accounts payable..........................................      451,412         614,743
  Accounts payable to related party.........................      126,290         102,613
  Accrued expenses..........................................      786,146         536,154
                                                              -----------     -----------
          Total current liabilities.........................    4,092,880       2,195,097
LONG-TERM DEBT, net of current maturities...................   25,258,961      18,851,160
OTHER LONG-TERM LIABILITIES.................................       31,138          41,620
MINORITY INTEREST LIABILITY.................................    3,366,741       4,250,102
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
  Serial preferred stock -- $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding....           --              --
  Common stock -- $.001 par value: 50,000,000 shares
     authorized; 3,031,618 shares issued and outstanding,
     stated at:.............................................    3,031,618       3,031,618
  Paid-in capital...........................................   22,755,694      22,755,694
  Distributions in excess of income.........................  (24,355,366)    (23,976,782)
                                                              -----------     -----------
          Total shareholders' equity........................    1,431,946       1,810,530
                                                              -----------     -----------
          Total liability and shareholders' equity..........  $34,181,666     $27,148,509
                                                              ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000         1999
                                                              ----------    ---------
GROSS REVENUES:
     Revenues from real estate operations...................  $4,017,345    $  26,984
     Interest and other.....................................      34,122       92,677
                                                              ----------    ---------
          Total revenues....................................   4,051,467      119,661
OPERATING EXPENSES:
     Interest expense.......................................   1,802,624       14,530
     Property taxes and insurance...........................     478,660        2,327
     Property operating expenses............................     870,136        9,433
     Legal and professional fees............................     258,038      228,368
     General and administrative, including amounts paid to
      related parties of $48,000 in 2000 and $0 in 1999.....     854,229       31,960
     Depreciation, amortization and other...................   1,049,725       15,022
                                                              ----------    ---------
          Total expenses....................................   5,313,412      301,640
                                                              ----------    ---------
       Loss before minority interest........................  (1,261,945)    (181,979)
       Minority interest....................................     883,361           --
                                                              ----------    ---------
          Net loss..........................................  $ (378,584)   $(181,979)
                                                              ==========    =========
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED..............  $    (0.12)   $   (0.06)
                                                              ==========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                    DISTRIBUTIONS
                                                                       PAID-IN        IN EXCESS
                                           SHARES        AMOUNT        CAPITAL        OF INCOME
                                          ---------    ----------    -----------    -------------
BALANCE, December 31, 1998..............  3,031,618    $3,031,618    $22,755,694    $(23,794,803)
  Net loss..............................         --            --             --        (181,979)
                                          ---------    ----------    -----------    ------------
BALANCE, December 31, 1999..............  3,031,618    $3,031,618    $22,755,694    $(23,976,782)
  Net loss..............................         --            --             --        (378,584)
                                          ---------    ----------    -----------    ------------
BALANCE, December 31, 2000..............  3,031,618    $3,031,618    $22,755,694    $(24,355,366)
                                          =========    ==========    ===========    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $  (378,584)   $  (181,979)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
     Unrealized loss on mortgage-related assets.............           --          7,351
     Depreciation and amortization..........................    1,049,725          7,643
     Minority interest liability............................     (883,361)            --
Changes in operating assets and liabilities:
  Restricted cash...........................................          541        354,105
  Accounts receivable.......................................       (5,173)        26,858
  Other current assets......................................       45,150             --
  Other assets..............................................     (291,253)          (599)
  Accounts payable..........................................     (163,331)       268,475
  Other liabilities.........................................       13,195        (53,095)
  Accrued expenses..........................................      249,992             --
                                                              -----------    -----------
          Net cash (used in) provided by operating
             activities.....................................     (363,099)       428,759
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (8,983,500)            --
Net cash acquired with merger...............................           --        434,765
Merger transaction costs....................................           --       (793,581)
Proceeds (purchases) of investment in mortgage-related
  assets....................................................    1,390,131     (1,705,438)
Return of principal from mortgage-related assets............           --      1,513,678
                                                              -----------    -----------
          Net cash used in investing activities.............   (7,593,369)      (550,576)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable.........................     (437,829)       (27,844)
Borrowings on notes payable.................................    8,633,075             --
                                                              -----------    -----------
          Net cash provided by financing activities.........    8,195,246        (27,844)
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..........................................      238,778       (149,661)
CASH AND CASH EQUIVALENTS, beginning of period..............      450,512        600,173
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period....................  $   689,290    $   450,512
                                                              ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999
1. GENERAL:

     Liberty Self-Stor, Inc. (the "Company" or "Liberty") is a corporation organized under the laws of the State of Maryland for the purpose of operating, managing, developing, expanding and investing in self-storage facilities. The Company was formerly known as Meridian Point Realty Trust '83 ("Meridian"). On December 29, 1999, Meridian was merged with and reincorporated into Liberty.

     Meridian was formed as a self-liquidating/finite-life real estate investment trust ("REIT"). Under this self-liquidating policy, Meridian could not invest net proceeds from sales or refinancings in additional properties. Meridian was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, Meridian sold all of its real estate properties except for the Charleston Business Park ("Charleston"). On August 22, 1997, Meridian sold the Charleston property. Following the sale, Meridian's assets consisted almost entirely of cash and cash equivalents and investments in mortgage-related assets. An annual meeting of shareholders was held on September 22, 1998, for the purpose of electing trustees and approving and adopting a plan of liquidation. The proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998.

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

     All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2000, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $3,366,741 at December 31, 2000, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At December 31, 2000, Liberty owned and operated 18 self-storage facilities and one additional facility was under construction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statements of operations of Liberty include the results of operations of LSS from the December 29, 1999 acquisition date.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

  Acquisitions of Properties

     The consummation of the LSS formation transactions discussed in Note 1 was accounted for utilizing the purchase method of accounting, with LSS being the acquirer. As such, the historical net carrying values of the assets and liabilities of the Ohio LLC were adjusted to their estimated fair values. No adjustments were made to the historical net carrying values of assets and liabilities of Meridian.

     The following unaudited pro forma for the twelve months ended December 31, 1999 is presented showing the effect of the reincorporation and reorganization as if they had been consummated on January 1, 1999.

                                                                   1999
                                                                ----------
Revenues....................................................    $3,399,899
Net Loss....................................................      (325,586)
Net loss per share - basic and diluted......................    $     (.11)

     Effective in May 2000, Liberty purchased 1.8 acres of land in Cleveland, Ohio for $122,253 in cash. Construction of a 59,950 self-storage facility on the property commenced in June 2000 and is expected to be completed in the first quarter of 2001. Upon completion, the facility will consist of 619 self-storage units. Construction is being financed by a construction loan from a bank. Liberty began renting the completed units in September 2000.

     Effective in June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Richard M. Osborne. The purchase price was based on Mr. Osborne's carrying cost. Construction of a 77,700 square foot self-storage facility on the property commenced in August 2000 and is expected to be completed in the second quarter of 2001. Once completed, the facility will consist of 540 self-storage units. The land purchase and construction is being financed with a $1.5 million construction loan from a bank.

     In October 2000, Liberty purchased a 103,785 square foot facility, consisting of 77,500 square feet of self-storage space and the balance being office and retail space, in Painesville, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The facility consists of 368 self-storage units, as well as office and retail space on 3.2 acres. In exchange for the property, Liberty assumed $3.3 million in bank loans. Of the bank loans, $1.3 million consists of a personal loan by a bank to Mr. Osborne. Liberty will enter into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. Mr. Osborne did not receive any additional stock of Liberty or any units of LSS I in connection with this purchase. The purchase price was based on Mr. Osborne's carrying cost.

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

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

  Goodwill

     Goodwill associated with LSS's acquisitions of the Ohio LLC (approximately $68,000) in 1999 and of the Springfield, Ohio self-storage facility (approximately $240,000) in 2000 is being amortized on a straight-line basis over estimated useful lives of 20 years. Accumulated amortization of goodwill was $10,458 and $0 at December 31, 2000 and 1999, respectively.

  Asset Impairment

     Liberty reviews its properties for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property's estimated fair market value would be recorded and an impairment loss would be recognized. Liberty does not believe that there are any factors or circumstances indicating impairment of any of its investment in its properties or goodwill.

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

     From time to time, Liberty is subject to legal claims arising in the ordinary course of business in connection with its ownership of real estate and leasing of such real estate to tenants. Liberty maintains liability insurance, subject to customary deductibles and accordingly, management does not believe the ultimate resolution of such matters will have a material effect on Liberty's financial position or results of operations.

  Fair Value of Financial Instruments

     Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, investments in mortgage related assets, and notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. Investments in mortgage related assets at December 31, 1999 were recorded at fair value. In the opinion of management, the carrying values of notes payable at December 31, 2000 and 1999 approximate their respective fair values as of such date, due to the variable interest rates.

3. INVESTMENTS IN MORTGAGE-RELATED ASSETS:

     At December 31, 1999, Liberty held investments in Real Estate Mortgage Investment Conduits ("REMICs"). Liberty had classified these investments as trading securities under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, a loss on these investments of $7,351 was recognized in 1999. During 2000, these investments were sold and an additional loss of $9,843 was included in interest and other in the consolidated statements of operations.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

4. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                       2000           1999
                                                                    -----------    -----------
      Mortgage note payable to a bank with monthly installments of
        $84,367 including interest at 7.72%, amortized over a
        twenty year period with a maturity date of June 1, 2003,
        secured by certain real property and personally guaranteed
        by a stockholder of Liberty...............................  $ 9,191,334    $ 9,418,466
      Mortgage note payable to a bank with monthly installments of
        $10,887 including interest at 6.85%, amortized over a
        twenty year period with a maturity date of May 20, 2002,
        secured by certain real property and personally guaranteed
        by a stockholder of Liberty...............................    1,212,872      1,235,526
      Mortgage note payable to a bank with monthly installments of
        $7,306 including interest at 8.02% amortized over a
        twenty-five year period with a maturity date of October
        31, 2002, secured by certain real property and personally
        guaranteed by a stockholder of Liberty....................      900,168        913,402
      Mortgage note payable to a bank with monthly installments of
        $2,035 including interest at 7.60% amortized over a
        twenty-three year period with a maturity date of June 1,
        2003, secured by certain real property and personally
        guaranteed by a stockholder of Liberty....................      258,316        262,544
      Mortgage note payable to a bank with monthly installments of
        $4,287 including interest at 7.68% amortized over a
        twenty-three year period with a maturity date of October
        31, 2002, secured by certain real property and personally
        guaranteed by a stockholder of Liberty....................      540,691        549,446
      Note payable to a corporation, due in 2026, monthly interest payments of $2,000, secured by certain real property and
        personally guaranteed by a stockholder of Liberty.........      250,000        250,000
      Mortgage note payable to a bank for construction and term
        financing of real property, interest at 8.17% amortized
        over a twenty year period with a maturity date of July 1,
        2002 secured by certain real property and personally
        guaranteed by a stockholder of Liberty....................    2,592,174      2,647,246
      Mortgage note payable to a bank with monthly installments of
        $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of June 4, 2009, secured
        by certain real property and personally guaranteed by a
        stockholder of Liberty....................................    1,855,494      1,884,000
      Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty
        year amortization, due June 2004, secured by certain real
        property, and personally guaranteed by a stockholder of
        Liberty...................................................      581,696        593,157
      Mortgage note payable to a bank for construction and term
        financing of real property, interest currently at 9.1%,
        amortized over an eighteen year period with a maturity
        date of June 1, 2003, secured by certain real property and
        personally guaranteed by a stockholder of Liberty.........      674,000        570,000

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                                                       2000           1999
                                                                    -----------    -----------
      Construction and permanent financing loan payable to a bank in monthly installments of $2,397 including interest at
        7.25% with a maturity date of May 1, 2001, secured by
        certain real property and personally guaranteed by a
        stockholder of Liberty....................................      293,230        298,319
      Mortgage note payable to a bank for construction and term
        financing of real property, interest at 8.5% amortized
        over an eighteen year period with a maturity date of
        October 31, 2002, secured by certain real property and
        personally guaranteed by a stockholder of Liberty.........      802,000        670,641
      Mortgage note payable to a bank for term financing, interest at 9.1% amortized over a twenty year period with a
        maturity date of June 1, 2005, secured by certain real
        property and personally guaranteed by a stockholder of
        Liberty...................................................    1,582,636             --
      Mortgage note payable to an individual with monthly
        installments of $3,777 including interest at 7.75%
        amortized over a twenty-five-year period with a maturity
        date of June 30, 2025, secured by certain real property
        and personally guaranteed by a stockholder of Liberty.....      496,662             --
      Mortgage note payable to a bank for construction and term
        financing of real property, interest at 9.25% amortized
        over a twenty year period with a maturity date of November
        18, 2010, secured by certain real property and personally
        guaranteed by a stockholder of Liberty....................    1,371,049             --
      Mortgage note payable to a bank for construction and term
        financing of real property, interest at 8.38% amortized
        over a twenty-four year period with a maturity date of
        December 1, 2005, secured by certain real property and
        personally guaranteed by a stockholder of Liberty. Payment of interest only through December 31, 2000, and thereafter monthly payments of principal and interest in the amount
        of $14,480. This note is classified as current due to
        certain provisions contained in the note..................    1,527,258             --
      Unsecured note payable to Liberty's Chairman and Chief
        Executive Officer, with monthly interest payments of
        $10,292, at a rate of 9.5%, with a maturity date of August
        1, 2003...................................................    1,300,000             --
      Mortgage note payable to a bank for term financing of real property, interest at 7.5%, amortized over a twenty year
        period with a maturity date of March 30, 2009, secured by
        certain real property and personally guaranteed by a
        stockholder of Liberty....................................    2,021,275             --
      Loan payable to a bank for equipment, with monthly
        installments of $2,584, including interest at 6.5%
        amortized over a two year period with a maturity date of
        March 1, 2002, secured by certain equipment and personally
        guaranteed by a stockholder of Liberty....................       37,138             --
                                                                    -----------    -----------
                                                                    $27,487,993    $19,292,747
      Less Current Maturities.....................................    2,229,032        441,587
                                                                    -----------    -----------
                                                                    $25,258,961    $18,851,160

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

     Future maturities of debt are as follows:

2001........................................................    $ 2,229,032
2002........................................................      6,440,038
2003........................................................     11,027,897
2004........................................................        768,550
2005........................................................      1,910,922
2006 and thereafter.........................................      5,111,554
                                                                -----------
                                                                $27,487,993

     During the years ended December 31, 2000 and 1999, Liberty paid $1,802,624 and $14,530 of interest on its debt instruments.

5. NOTE PAYABLE TO RELATED PARTY:

     Liberty has an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $500,000 at December 31, 2000 and 1999. The note is payable upon demand and bears interest at a variable rate which was 9.50% and 8.25% at December 31, 2000 and 1999, respectively.

     Liberty has an additional unsecured note payable to its Chairman and Chief Executive Officer in the amount of $1,300,000 at December 31, 2000. The note is payable in full on August 1, 2003, and bears interest at a rate of 9.5%.

6. EARNINGS PER SHARE:

     Basic earnings per share of common stock for 2000 and 1999 is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for both 2000 and 1999. Liberty had no dilutive securities outstanding during 2000 and 1999.

     During the years ended December 31, 2000 and 1999, Liberty paid no cash distributions to its shareholders.

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

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

adverse changes in or interpretations of the law, administrative interpretations of the law and developments at Liberty, no assurance can be given regarding Liberty's qualification as a REIT for any particular year.

     If Liberty failed to qualify as a REIT for the fiscal year ended December 31, 2000, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing Liberty's taxable income. However, no current or deferred federal provision for income tax would be needed because Liberty's net operating loss carry-forwards could be used to offset any financial statement tax liability resulting from loss of REIT status. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty ceased to qualify as a REIT. If Liberty later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

8. OTHER RELATED PARTY TRANSACTIONS:

     In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613. The current board authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard
M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is shown as an accounts payable on Liberty's balance sheet because Mr. Osborne has informed Liberty's management that he is not requiring payment at this time.

     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of December 31, 2000 Liberty owes Liberty Self-Stor II, Ltd. $23,677 associated with these transactions, which is reflected in the balance sheet as an accounts payable.

     At December 31, 2000 and 1999, Liberty had cash and cash equivalents of $609,283 and $406,308, respectively at a financial institution which is partially owned by a group controlled by Mr. Osborne.

     On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. At December 31, 2000 and 1999, $48,000 and $0, respectively, of this related party expense is included in general and administrative expenses.

     In June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The purchase price was based on Mr. Osborne's carrying cost. Construction of a 77,700 square foot self-storage facility on the property commmenced in August 2000 and is expected to be completed in the second quarter of 2001. Once completed, the facility will consist of 540 self-storage units.

     In October 2000, Liberty purchased a 103,785 square foot facility, consisting of 77,500 square feet of self-storage space and the balance being office and retail space, in Painesville, Ohio from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The purchase price was based on Mr. Osborne's carrying cost. The facility consists of 368 self-storage units, as well as office and retail space on 3.2 acres. In exchange for the property, Liberty assumed $3.3 million in bank loans. Of the bank loans, $1.3 million consists of a personal loan by a bank to Mr. Osborne. Liberty entered into a loan agreement with Mr. Osborne with terms that are identical to the bank

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

loan. Mr. Osborne did not receive any additional stock of Liberty or any units of LSS I in connection with this purchase.

     Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

9. COMMITMENTS AND CONTINGENCIES:

     The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through December 31, 2000, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

10. EMPLOYEE BENEFITS:

     The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2000 and 1999, 180,000 and 155,000, respectively, options have been granted.

     Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted. The proforma compensation expense in 2000 and 1999 related to the stock options granted was immaterial.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

11. NEW ACCOUNTING PRONOUNCEMENTS:

     Effective January 1, 2001, Liberty will adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depend upon the qualification of the instrument as a hedge. The impact of adoption of SFAS No. 133 is expected to be immaterial to Liberty, as it currently has no derivative instruments.