Form 10QSB
period 2001-03-31
LIBERTY SELF STOR INC
filed 2001-05-15
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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

Issuer had 3,082,669 shares of common stock outstanding on May 10, 2001.

Transition Small Business Disclosure Format.  Yes [  ]     No [x]

Documents incorporated by reference:  None

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2001

                                Table of Contents


PART I                                                                                           Page
                                                                                                 ----

Item 1.           Financial Statements                                                            3
Item 2.           Management's Discussion and Analysis or Plan of Operation                      17


PART II

Item 1.           Legal Proceedings                                                              21
Item 6.           Exhibits and Reports on Form 8-K                                               21



                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-KSB for fiscal year ended December 31, 2000 of Liberty Self-Stor, Inc. (the "Company"). These statements have been prepared in accordance with the instructions for the Securities and Exchange Commission Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000


                           ASSETS
                                                                                March 31,
                                                                                   2001           December 31,
                                                                                (Unaudited)           2000
                                                                                -----------       -------------
ASSETS:

  Cash and cash equivalents                                                      $    182,878      $   689,290
  Accounts receivable                                                                  47,984           60,815
  Restricted cash                                                                       3,124            3,082
  Other current assets                                                                 75,437           26,090
                                                                                --------------   --------------
         Total current assets                                                         309,423          779,277

PROPERTY AND EQUIPMENT:

  Land                                                                              4,189,455        4,189,306
  Buildings and improvements                                                       30,394,107       29,647,653
  Furniture and equipment                                                             252,650          247,224
                                                                                -------------    -------------
                                                                                   34,836,212       34,084,183
  Less - Accumulated depreciation                                                   1,330,564        1,036,285
                                                                                -------------    -------------
                                                                                   33,505,648       33,047,898

OTHER ASSETS:
  Goodwill, net                                                                       294,080          297,938
  Other assets                                                                         63,680           56,553
                                                                                --------------   --------------

         Total assets                                                             $34,172,831      $34,181,666
                                                                                =============      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:

  Current maturities of long-term debt                                          $  2,615,221      $ 2,229,032
  Notes payable to related party                                                     500,000          500,000
  Accounts payable                                                                   312,798          451,412
  Accounts payable to related party                                                  130,047          126,290
  Accrued expenses                                                                   700,393          786,146
                                                                                --------------   -------------

         Total current liabilities                                                  4,258,45        4,092,880

LONG-TERM DEBT, net of current maturities                                         25,409,984       25,258,961

OTHER LONG-TERM LIABILITIES                                                           30,243           31,138

MINORITY INTEREST LIABILITY                                                        3,139,562        3,366,741

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,031,618 shares issued and outstanding,
     stated at:                                                                    3,031,618        3,031,618
  Paid-in capital                                                                 22,755,694       22,755,694
  Distributions in excess of income                                              (24,452,729)     (24,355,366)
                                                                                --------------   -------------

         Total shareholders' equity                                                1,334,583        1,431,946
                                                                                --------------   -------------

         Total liability and shareholders' equity                                $34,172,831      $34,181,666
                                                                                ============      ===========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                       2001              2000
                                                                                       ----              ----
GROSS REVENUES:
  Revenues from real estate operations                                              $1,101,427       $   893,468
  Interest and other                                                                     2,261             2,591
                                                                                    ----------        ----------

         Total Revenues                                                              1,103,688           896,059

OPERATING EXPENSES:
  Interest expense                                                                     526,323           425,151
  Property taxes and insurance                                                         102,787           114,462
  Property operating expenses                                                          245,417           188,491
  Legal and professional fees                                                           19,732            67,086
  General and administrative,
    including amounts paid to
    related parties of $12,000 in
    2001 and $12,000 in 2000                                                           233,952           218,066
  Depreciation, amortization and other                                                 300,019           236,657
                                                                                    ----------        ----------

         Total expenses                                                              1,428,230         1,249,913
                                                                                    ----------        ----------

Loss before minority interest                                                         (324,542)         (353,854)

Minority interest                                                                      227,179           247,698
                                                                                    ----------        ----------

         Net loss                                                                   $  (97,363)      $  (106,156)
                                                                                    ===========      ============


NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED                                                        $    (0.03)      $     (0.03)
                                                                                    ===========      ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                        2001            2000
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $   (97,363)     $ (106,156)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                                     300,019         237,984
     Minority interest liability                                                      (227,179)       (247,698)
Changes in operating assets and liabilities:

  Restricted cash                                                                          (42)            597
  Accounts receivable                                                                   12,831           1,572
  Other current assets                                                                 (49,347)         17,066
  Other assets                                                                          (9,009)            (27)
  Accounts payable                                                                    (138,614)       (485,269)
  Accrued expenses                                                                     (85,753)       (153,534)
  Other liabilities                                                                      2,862          (3,381)
                                                                                   ------------     -----------

         Net cash used in operating activities                                        (291,595)       (738,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                   (752,029)       (105,398)
Proceeds of investment in mortgage-related assets                                            -       1,390,131
                                                                                   ------------     -----------

         Net cash (used in) provided by investing activities                          (752,029)      1,284,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                                                   (204,875)       (104,688)
Borrowings on notes payable                                                            742,087         192,600
                                                                                   ------------     -----------

         Net cash provided by financing activities                                     537,212          87,912
                                                                                   ------------     -----------

(DECREASE) INCREASE IN CASH                                                           (506,412)        633,799

CASH AND CASH EQUIVALENTS,
  beginning of period                                                                  689,290         450,512
                                                                                   ------------     -----------

CASH AND CASH EQUIVALENTS,
  end of period                                                                       $182,878      $1,084,311
                                                                                   ===========      ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2001, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $3,139,562 at March 31, 2001, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At

March 31, 2001, Liberty owned and operated 18 self-storage facilities and one additional facility was under construction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the three months ended March 31, 2001 includes the results of operations of LSS for the entire period.

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

GOODWILL

Goodwill associated with Liberty's acquisition of the Ohio LLC (approximately $68,000) and the acquisition of the Springfield, Ohio self-storage facility (approximately $240,000) is being amortized on a straight-line basis over an estimated useful life of 20 years.

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

REVENUE RECOGNITION

Liberty's revenue from real estate operations is derived primarily from monthly rentals of self-storage units.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, and notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. In the opinion of management, the carrying values of notes payable at March 31, 2001 and December 31, 2000 approximate their respective fair values as of such date.

3. INVESTMENTS IN MORTGAGE-RELATED ASSETS

At December 31, 1999, Liberty held investments in Real Estate Mortgage Investment Conduits ("REMICs"). Liberty had classified these investments as trading securities under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the loss on these investments was $9,843 in 2000. During the three months ended March 31, 2000, these investments were sold and the loss was included in interest and other in the consolidated statement of operations.

4.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                          3/31/01                12/31/00
                                                                                          -------                --------

Mortgage notes payable to a bank with monthly installments of $84,367 including interest at 7.72%, amortized over a twenty year period with a maturity date of
  June 1, 2003, secured by certain real property and personally guaranteed by a
  stockholder of  Liberty.                                                             $   9,104,692          $  9,191,334

Mortgage note payable to a bank with monthly installments of $10,887 including interest at 8.38%, amortized over a twenty year period with a maturity date of
  May 20, 2002, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                  1,207,704             1,212,872

Mortgage note payable to a bank with monthly installments of $7,306 including interest at 8.02% amortized over a twenty-five year period with a maturity date of October 31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                    894,981               900,168

Mortgage note payable to a bank with monthly installments of $2,073 including interest at 7.60% amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                    256,704               258,316

Mortgage note payable to a bank with monthly installments of $4,287 including interest at 7.68% amortized over a twenty-three year period with a maturity date of October 31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                    537,353               540,691

Note payable to a corporation, due in 2026, monthly interest payments of $2,000, secured by certain real property and personally guaranteed by a stockholder
  of Liberty.                                                                                250,000               250,000



Mortgage note payable to a bank for construction and term financing of real property, interest at 8.17% amortized over a twenty year period with a maturity date of July 1, 2002 secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                  2,571,107            2,592,174

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                  1,844,305            1,855,494

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty year amortization, due June 2004, secured by certain real property, and personally guaranteed by a stockholder
  of Liberty.                                                                                577,304              581,696

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 9.1% amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                         667,676               674,000

Construction and permanent financing loan payable to a bank in monthly installments of $2,397 including interest at 8.38% with a maturity date of May
  1, 2001, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                    291,980               293,230

Mortgage note payable to a bank for construction and term financing of real property, interest at 7.72% amortized over an eighteen year period with a maturity date of October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                         794,163               802,000

Mortgage note payable to a bank for term financing, interest at 9.1% amortized over a twenty year period with a maturity date of June 1, 2005, secured by
  certain real property and personally guaranteed by a stockholder of Liberty.             1,571,060             1,582,636



Mortgage note payable to an individual with monthly installments of $3,777 including interest at 7.75% amortized over a twenty-five-year period with a maturity date of June 30, 2025, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                         494,363               496,662

Mortgage note payable to a bank for construction and term financing of real property, interest at 9.25% amortized over a twenty year period with a maturity date of August 1, 2011, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                       1,981,252             1,371,049

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.38% amortized over a twenty-four year period with a maturity date of December 1, 2005, secured by certain real property and personally guaranteed by a stockholder of Liberty. Payment of interest only through December 31, 2000, and thereafter, monthly payments Of principal and interest in the amount of $14,480. This note is classified as current due to
  certain provisions contained in the note.                                                1,645,921             1,527,258

Unsecured note payable to Liberty's Chairman and Chief Executive Officer, with monthly interest payments of $10,292, at a rate of 9.5%, with a maturity date
  of August 1, 2003.                                                                       1,300,000             1,300,000

Mortgage note payable to a bank for term financing of real property, interest at
  7.5%, amortized over a twenty year period with a maturity date of March 30,
  2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                  2,004,688             2,021,275

Loan payable to a related party for equipment, with monthly installments of
  $2,584, including interest at 6.5% amortized over a two year period with a maturity date of March 1, 2002, secured by certain equipment and
  personally guaranteed by a stockholder of Liberty.                                          29,952                37,138
                                                                                     ---------------      ---------------

                                                                                         $28,025,205           $27,487,993
Less Current Maturities                                                                    2,615,221             2,229,032
                                                                                     ---------------       ---------------
                                                                                         $25,409,984           $25,258,961


Future matures of debt are as follows:

2001                             $ 2,615,221
2002                               6,445,653
2003                              10,997,661
2004                                 827,830
2005                               1,699,649
Thereafter                         5,439,191
                                 -----------

                                 $28,025,205

During the three months ended March 31, 2001, Liberty paid $526,323 of interest on its debt instruments, compared to $425,151 for the three months ended March 31, 2000.

5. NOTE PAYABLE TO RELATED PARTY:

Liberty has an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $500,000 at March 31, 2001. The note is payable upon demand and bears interest at a variable rate which was 8% at March 31, 2001.

6. EARNINGS PER SHARE:

Basic earnings per share of common stock for 2001 and 2000 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for both 2001 and 2000.

During the quarters ended March 31, 2001 and 2000, Liberty paid no cash distributions to its shareholders.

7. INCOME TAXES:

Liberty has previously elected to be taxed as a REIT pursuant to Section 856 (c)
(1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2001. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $4,000,000. These net operating loss carryforwards will expire at various dates through 2019. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

If Liberty failed to qualify as a REIT, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing Liberty's taxable income. Also, if Liberty failed to qualify as a REIT, distributions to stockholders would no longer be required. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty ceased to qualify as a REIT. If Liberty later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

8. OTHER RELATED PARTY TRANSACTIONS:

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was initially funded with $350,000 of Meridian funds, the remaining balance which has been reflected as restricted cash in the accompanying balance sheet as of March 31, 2001 and December 31, 2000. The majority of the funds were disbursed in 1999.

In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613. The current board authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard
M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is shown as an accounts payable to related party on Liberty's balance sheet because Mr. Osborne has informed Liberty's management that he is not requiring payment at this time.

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of March 31, 2001 Liberty owes Liberty Self-Stor II, Ltd. $27,434 associated with these transactions, which is reflected in the balance sheet as an accounts payable to related party.

At March 31, 2001 and December 31, 2000, Liberty had cash and cash equivalents of $101,381 and $609,283, respectively, at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month.

At March 31, 2001 and 2000, respectively, $12,000 of this related party expense is included in general and administrative expenses.

Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

9. COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through March 31, 2001, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

10. EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of March 31, 2001, 180,000 options have been granted.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted.

11. ACQUISITIONS:

Effective June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Richard M. Osborne. Construction of a 77,700 square foot self-storage facility on the property commenced in August 2000 and is expected to be completed in the second quarter of 2001. Once completed, the facility will consist of 540 self-storage units. The land purchase and construction is being financed with a $1.5 million construction loan from a bank.

12. SUBSEQUENT EVENT:

In April 2001, Liberty issued approximately 51,000 shares of stock to a director of the company in accordance with payment terms set forth in Liberty's Deferred Compensation Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION AND DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

        On December 29, 1999, Liberty Self-Stor, Inc., a Maryland corporation, succeeded to the business of Meridian Point Realty Trust `83.

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

LIQUIDITY AND CAPITAL RESOURCES

        Liberty's source of near-term liquidity is its unrestricted cash, which at March 31, 2001 totaled $182,878 as compared to $689,290 at December 31, 2000, a decrease of 73.5%. The decline in unrestricted cash was caused primarily by the purchase of a self-storage facility and real property in 2000, as well as the use of cash for operating expenses.

            Prior to acquisition by the operating partnership, Liberty Self-Stor, Ltd. had a history of 10 consecutive quarters of losses, and Liberty has had losses in all four quarters of 2000 and in the first quarter of 2001. As Liberty continues to implement its business plan, present sources of financing will not be adequate to support Liberty's increased cash needs. Liberty is currently seeking additional equity financing and is in the process of refinancing some of its mortgages. In the next 12 months, Liberty needs this additional financing to continue to meet its debt obligations and to finance its growth. There is no guarantee that Liberty will be able to obtain the necessary financing or that the terms of any financing will be satisfactory or favorable to Liberty. Long-term liquidity will depend on Liberty's ability to obtain financing and attain profitable operations.

            During the three months ended March 31, 2001 and 2000, Liberty had no cash distributions.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUES

            Revenues from real estate operations increased $0.2 million, or 23.3%, to $1.1 million in the first quarter of 2001 from $0.9 million in the comparable quarter of 2000. $0.1 million, or 50%, of the increase was attributable to the addition of three new self-storage facilities since March 31, 2000, and the remainder of the increase was primarily attributable to increased rental rates. The occupancy rate at our self-storage facilities decreased to 69.2% in the first quarter of 2001 from 77.5% in the comparable quarter of 2000. The reduction in the occupancy rate was attributable to the addition of the three new self-storage facilities, the expansion of previously existing self-storage facilities and a decrease in occupancy rates at our previously existing self-storage facilities. The occupancy rates at our self-storage facilities, other than the three new self-storage facilities, decreased 1.6% to 75.9% in the first quarter of 2001 from 77.5% in the comparable quarter of 2001.

            Interest and other revenues decreased $400, or 15.4%, to $2,200 in the first quarter of 2001 from $2,600 in the comparable quarter of 2000.

EXPENSES

             Interest expense increased $0.1 million, or 23.5%, to $0.5 million in the first quarter of 2001 from $0.4 million in the comparable quarter of 2000. $0.1 million, or 100%, of the increase in interest expenses was attributable to higher debt levels in the first quarter of 2001 that were associated with mortgages for the three new self-storage facilities, and interest incurred in connection with a construction loan utilized to develop our Westlake, Ohio, self-storage facility

            Property taxes and insurance expenses decreased $12,000, or 10.4%, to $103,000 in the first quarter of 2001 from $115,000 in the comparable quarter of 2000. The decrease in property taxes and insurance expenses was attributable to the acquisition of insurance in the first quarter of 2001 that has lower premiums than the insurance maintained in 2000.

            Property operating expenses increased $57,000, or 30.3%, to $245,000 in the first quarter of 2001 from $188,000 in the comparable quarter of 2000. The increase in property operating expenses was attributable to the operation of the three new self-storage facilities.

           Legal and professional fees decreased $47,000, or 70.1%, to $20,000 in the first quarter of 2001 from $67,000 in the comparable quarter of 2000. Legal and professional fees include all legal fees, accounting fees and investor relations expenses. The decrease in legal and professional fees was attributable to the non-recurring legal fees that arose in 2000 in connection with Meridian merging with and reincorporating as Liberty Self-Stor, Inc.

           General and administrative expenses increased $16,000, or 7.3%, to $234,000 in the first quarter of 2001 from $218,000 in the comparable quarter of 2000. The increase in general and administrative expenses was attributable to the operation of the three new self-storage facilities.

           Depreciation, amortization and other expenses increased $63.000, or 26.6%, to $300,000 in the first quarter of 2001 from $237,000 in the comparable quarter of 2000. The increase in depreciation, amortization, and other expenses was attributable to the operation of the three new self-storage facilities.

NET LOSS

           As a result of the factors noted above, net loss decreased $9,000, or 8.5%, to $97,000 in the first quarter of 2001 from $106,000 in the comparable quarter of 2000.

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



                                                          Three Months          Three Months
                                                             Ended                   Ended
                                                        March 31, 2001           March 31, 2000
                                                        --------------           --------------

Net loss                                                 $  (97,363)               $(106,156)
Depreciation of real estate and amortization
     of intangible assets                                   300,019                  236,657
Minority interest                                          (227,179)                (247,698)
                                                         -----------               ----------

FFO available to common shareholders                     $  (24,523)               $(117,197)

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

FORWARD-LOOKING STATEMENTS

             Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

                -  Liberty's continued tax status as a REIT;
                - the failure to successfully implement Liberty's business plans;
                - the failure to successfully integrate acquired and newly-constructed facilities into Liberty;
                -  the ability to refinance Liberty's debts as they come due;
                -  changes in general economic conditions;
                -  changes in local real estate conditions;
                - the inability to generate sufficient revenues to meet operating expenses, and
                -  the failure to manage growth effectively.

            Any investor or potential investor in Liberty must consider these risks and others that are detailed in other filings by Liberty with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

ELECTION FOR REIT STATUS

         Meridian previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and Liberty intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2001 The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing Liberty's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statement of Operations.

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

         (a)     Exhibits:  None

         (b)     Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Liberty Self-Stor, Inc.

Date:    May 14, 2001           By:    /s/ Richard M. Osborne
                                       -------------------------------
                                       Richard M. Osborne
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

Date:    May 14, 2001           By:    /s/ Sherry L. Kirchenbauer
                                       ----------------------------------
                                       Sherry L. Kirchenbauer,
                                       Chief Financial Officer and Assistant
                                       Secretary
                                       (Principal Financial and Accounting
                                       Officer)