Form 10QSB
period 2001-06-30
LIBERTY SELF STOR INC
filed 2001-08-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Issuer had 3,082,668 shares of common stock outstanding on August 10, 2001.

Transition Small Business Disclosure Format. Yes [  ]     No [x]

Documents incorporated by reference:  None

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2001



                                Table of Contents

PART I                                                                                           Page
                                                                                                 ----

Item 1.           Financial Statements                                                             3
Item 2.           Management's Discussion and Analysis or Plan of Operation                       17


PART II

Item 1.           Legal Proceedings                                                               22
Item 4.           Submission of Matters to a Vote of Security Holders                             22
Item 6.           Exhibits and Reports on Form 8-K                                                22

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-KSB for fiscal year ended December 31, 2000, of Liberty Self-Stor, Inc. (the "Company"). These statements have been prepared in accordance with the instructions for the Securities and Exchange Commission Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000


                       ASSETS
                       ------
                                       June 30,
                                          2001          December 31,
                                       (Unaudited)         2000
                                       -----------         ----
ASSETS:
  Cash and cash equivalents            $   339,025      $   689,290
  Accounts receivable                       55,599           60,815
  Restricted cash                            2,159            3,082
  Other current assets                      81,808           26,090
                                       -----------      -----------

         Total current assets              478,591          779,277

PROPERTY AND EQUIPMENT:

  Land                                   4,189,455        4,189,306
  Buildings and improvements            30,855,879       29,647,653
  Furniture and equipment                  253,495          247,224
                                       -----------      -----------
                                        35,298,829       34,084,183
  Less - Accumulated depreciation        1,638,297        1,036,285
                                       -----------      -----------
                                        33,660,532       33,047,898

OTHER ASSETS:
  Goodwill, net                            290,223          297,938
  Other assets                              73,202           56,553
                                       -----------      -----------

         Total assets                  $34,502,548      $34,181,666
                                       ===========      ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

LIABILITIES:
  Current maturities of long-term debt                      $    726,797    $  2,229,032
  Notes payable to related party                                 500,000         500,000
  Accounts payable                                               365,573         451,412
  Accounts payable to related party                              129,185         126,290
  Accrued expenses                                               561,254         786,146
                                                            ------------    ------------

         Total current liabilities                             2,282,809       4,092,880

LONG-TERM DEBT, net of current maturities                     28,087,397      25,258,961

OTHER LONG-TERM LIABILITIES                                       28,209          31,138

MINORITY INTEREST LIABILITY                                    2,870,053       3,366,741

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:                                                3,082,668       3,031,618
  Paid-in capital                                             22,719,644      22,755,694
  Distributions in excess of income                          (24,568,232)    (24,355,366)
                                                            ------------    ------------

         Total shareholders' equity                            1,234,080       1,431,946
                                                            ------------    ------------

         Total liability and shareholders' equity           $ 34,502,548    $ 34,181,666
                                                            ============    ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)




                                              Three Months Ended            Six Months Ended
                                                   June 30,                      June 30,
                                             2001           2000           2001           2000
                                             ----           ----           ----           ----
GROSS REVENUES:
  Revenues from real estate operations   $ 1,161,727    $   983,474    $ 2,263,154    $ 1,876,942
  Interest and other                           3,352         12,175          5,613         14,766
                                         -----------    -----------    -----------    -----------

         Total Revenues                    1,165,079        995,649      2,268,767      1,891,708

OPERATING EXPENSES:
  Interest expense                           582,657        412,991      1,108,980        838,142
  Property taxes and insurance               129,583        105,294        232,370        219,756
  Property operating expenses                247,287        175,603        492,704        364,094
  Legal and professional fees                 41,228         59,249         60,960        126,335
  General and administrative,
    including amounts paid to
    related parties of $24,000 in
    2001 and in 2000                         234,400        238,383        468,352        456,449
  Depreciation, amortization and other       314,936        241,133        614,955        477,790
                                         -----------    -----------    -----------    -----------

         Total expenses                    1,550,091      1,232,653      2,978,321      2,482,566
                                         -----------    -----------    -----------    -----------

Loss before minority interest               (385,012)      (237,004)      (709,554)      (590,858)

Minority interest                            269,509        165,903        496,688        413,601
                                         -----------    -----------    -----------    -----------

         Net loss                        $  (115,503)   $   (71,101)   $  (212,866)   $  (177,257)
                                         ===========    ===========    ===========    ===========


NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED             $     (0.04)   $     (0.02)   $     (0.07)   $     (0.06)
                                         ===========    ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                   2001           2000
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ ( 212,866)   $  (177,257)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                 614,955        476,047
     Stock compensation expense                                     15,000           --
     Minority interest liability                                  (496,688)      (413,601)
Changes in operating assets and liabilities:
  Restricted cash                                                      923          3,406
  Accounts receivable                                                5,216          4,548
  Related party receivable                                            --         (326,508)
  Other current assets                                             (55,718)         8,234
  Other assets                                                     (21,877)      (275,581)
  Accounts payable                                                 (85,839)      (124,744)
  Accrued expenses                                                (224,892)        (5,377)
  Other liabilities                                                    (34)      (139,259)
                                                               -----------    -----------

         Net cash used in operating activities                    (461,820)      (970,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (1,214,646)    (3,278,581)
Proceeds of investment in mortgage-related assets                     --        1,390,131
                                                               -----------    -----------

         Net cash (used in) provided by investing activities    (1,214,646)    (1,888,450)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                             (3,523,158)      (211,531)
Borrowings on notes payable                                      4,849,359      3,086,501
                                                               -----------    -----------

         Net cash provided by financing activities               1,326,201      2,874,970
                                                               -----------    -----------

(DECREASE) INCREASE IN CASH                                       (350,265)        16,428

CASH AND CASH EQUIVALENTS,
  beginning of period                                              689,290        450,512
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS,
  end of period                                                $   339,025    $   466,940
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE:
     Non-cash transaction - Issuance of stock                  $    15,000           --


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1. GENERAL

Liberty Self-Stor, Inc. (the "Company" or "Liberty") is a corporation organized under the laws of the State of Maryland for the purpose of operating, managing, developing, expanding and investing in self-storage facilities. The Company was formerly known as Meridian Point Realty Trust '83 ("Meridian"). On December 29, 1999, Meridian was merged with and reincorporated into Liberty.

Meridian was formed as a self-liquidating/finite-life real estate investment trust ("REIT"). Under this self-liquidating policy, Meridian could not invest net proceeds from sales or refinancings in additional properties. Meridian was formed on June 24, 1982, and commenced operations on April 12, 1983. On February 23, 1996, Meridian sold all of its real estate properties except for the Charleston Business Park ("Charleston"). On August 22, 1997, Meridian sold the Charleston property. Following the sale, Meridian's assets had consisted almost entirely of cash and cash equivalents and investments in mortgage-related assets. An annual meeting of shareholders was held on September 22, 1998, for the purpose of electing trustees and approving and adopting a plan of liquidation. The proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998.

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At June 30, 2001, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $2,870,053 at June 30, 2001, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At June 30, 2001, Liberty owned and operated 19 self-storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
---------------------------

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the six months ended June 30, 2001 includes the results of operations of LSS for the entire period.

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

From time to time, Liberty is subject to legal claims arising in the ordinary course of business in connection with Liberty's ownership of real estate and leasing of such real estate to tenants. Liberty maintains liability insurance, subject to customary deductibles, and accordingly, management does not believe the ultimate resolution of such matter will have a material effect on Liberty's financial condition or results of operations.

Fair Value of Financial Instruments
-----------------------------------

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, and notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. In the opinion of management, the carrying values of notes payable at June 30, 2001 and December 31, 2000 approximate their respective fair values as of such date.

Accounting Pronouncements
-------------------------

         In July 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 will have no effect on Liberty's financial statements.

         Also in July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. Liberty will discontinue amortization of goodwill and will be subject to annual impairment tests. Annual amortization for 2001 is expected to be approximately $15,000. Liberty has not yet completed its analysis of impairment of goodwill under SFAS No. 142.

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

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      6/30/01      12/31/00
                                                                                      -------      --------

Mortgage notes payable to a bank with monthly installments of $80,607 including interest at 7.72%, amortized over a twenty year period with a maturity date of
  June 1, 2003, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                             $9,036,806   $9,191,334

Mortgage note payable to a bank with monthly installments of $10,887 including interest at 8.38%, amortized over a twenty year period with a maturity date of
  May 20, 2002, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                                    -0-    1,212,872

Mortgage note payable to a bank with monthly installments of $7,306 including interest at 8.02% amortized over a twenty-five year period with a maturity date of October 31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty                                                891,048      900,168

Mortgage note payable to a bank with monthly installments of $2,073 including interest at 7.60% amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty                                                255,467      258,316

Mortgage note payable to a bank with monthly installments of $4,287 including interest at 7.68% amortized over a twenty-three year period with a maturity date of October 31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty                                                534,793      540,691

Note payable to a corporation, due in 2026, monthly interest payments of $2,000, secured by certain real property and personally guaranteed by
   a stockholder of Liberty                                                    250,000      250,000


Mortgage note payable to a bank for construction and term financing of real property, interest at 8.17% amortized over a twenty year period with a maturity date of July 1, 2002 secured by certain real property and personally
  guaranteed by a stockholder of Liberty                                             2,554,927     2,592,174

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                             1,834,229     1,855,494

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty year amortization, due June 2004, secured
  by certain real property, and personally guaranteed by a stockholder of Liberty      573,927       581,696

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 9.1% amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and
  personally guaranteed by a stockholder of Liberty                                    663,597       674,000

Construction and permanent financing loan payable to a bank in monthly installments of $2,397 including interest at 8.38% with a maturity date of May
  1, 2001, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                                   -0-       293,230

Mortgage note payable to a bank for construction and term financing of real property, interest at 7.72% amortized over an eighteen year period with a maturity date of October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty                                    787,802       802,000

Mortgage note payable to a bank for term financing, interest at 9.1% amortized over a twenty year period with a maturity date of June 1, 2005, secured by
  certain real property and personally guaranteed by a stockholder of Liberty        1,562,677     1,582,636

Mortgage note payable to an individual with monthly installments of $3,777 including interest at 7.75% amortized over a twenty-five-year period with a maturity date of June 30, 2025, secured by certain real property and
  personally guaranteed by a stockholder of Liberty                                    492,600       496,662

Mortgage note payable to a bank for construction and term financing of real property, interest at 9.25% amortized over a twenty year period with a maturity date of August 1, 2011, secured by certain real property and
  personally guaranteed by a stockholder of Liberty                                  2,413,777     1,371,049

Mortgage note payable to a bank for construction and term financing of real property, interest at 8.38% amortized over a twenty-four year period with a maturity date of December 1, 2005, secured by certain real property and personally guaranteed by a stockholder of Liberty. Payment of interest only through December 31, 2000, and thereafter, monthly payments Of principal and interest in the amount of $14,480. This note is classified as current due to
  certain provisions contained in the note                                                 -0-    1,527,258

Unsecured note payable to Liberty's Chairman and Chief Executive Officer, with monthly interest payments of $10,292, at a rate of 9.5%, with a maturity date
  of August 1, 2003                                                                  1,300,000     1,300,000

Mortgage note payable to a bank for term financing of real property, interest at
  7.5%, amortized over a twenty year period with a maturity date of March 30,
  2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                             1,992,796     2,021,275

Loan payable to a related party for equipment, with monthly installments of
  $2,584, including interest at 6.5% amortized over a two year period with a maturity date of March 1, 2002, secured by certain equipment and personally
  guaranteed by a stockholder of Liberty                                                29,952        37,138

Mortgage note payable to a bank for term financing of real property, interest at
  7.5% amortized over a twenty year period with a maturity date of April 24,
  2021, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                             3,639,796            -0-
                                                                                   -----------   -----------

                                                                                   $28,814,194   $27,487,993
Less Current Maturities                                                                726,797     2,229,032
                                                                                   -----------   -----------
                                                                                   $28,087,397   $25,258,961

Future matures of debt are as follows:

2001                             $    726,797
2002                               14,626,923
2003                                2,172,555
2004                                1,768,344
2005                                  337,422
Thereafter                          9,182,153
                                 ------------
                                  $28,814,194

During the three and six months ended June 30, 2001, Liberty paid $582,657 and $1,108,980 of interest on its debt instruments, compared to $412,991 and $838,142 for the three and six months ended June 30, 2000.

5. NOTE PAYABLE TO RELATED PARTY:

Liberty had an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $500,000 at June 30, 2001. The note is payable upon demand and bears interest at a variable rate which was 7% at June 30, 2001.

6. EARNINGS PER SHARE:

Basic earnings per share of common stock for 2001 and 2000 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,082,668 and 3,057,284 for the three and six months ended June 30, 2001, respectively, compared to 3,031,618 for the three and six months ended June 30, 2000.

There were no dilutive securities outstanding in 2000 or 2001.

During the quarters ended June 30, 2001 and 2000, Liberty paid no cash distributions to its shareholders.

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

8. OTHER RELATED PARTY TRANSACTIONS:

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was initially funded with $350,000 of Meridian funds, the remaining balance which has been reflected as restricted cash in the accompanying balance sheet as of June 30, 2001 and December 31, 2000. The majority of the funds were disbursed in 1999.

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of June 30, 2001 Liberty owes Liberty Self-Stor II, Ltd. $26,572 associated with these transactions, which is reflected in the balance sheet as an accounts payable to related party.

At June 30, 2001 and December 31, 2000, Liberty had cash and cash equivalents of $276,562 and $609,283, respectively, at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. At June 30, 2001 and 2000, respectively, $24,000 of this related party expense is included in general and administrative expenses.

Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

9. COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through June 30, 2001, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

10. EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of June 30, 2001, 180,000 options have been granted.

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

Liquidity and Capital Resources
-------------------------------

         Liberty's source of near-term liquidity is its unrestricted cash, which at June 30, 2001 totaled $339,025 as compared to $689,290 at December 31, 2000, a decrease of 50.7%. The decline in unrestricted cash was caused primarily by development activities at certain self-storage facilities in 2001, as well as the use of cash for operating expenses.

         Prior to acquisition by the operating partnership, Liberty Self-Stor, Ltd. had a history of 10 consecutive quarters of losses, and Liberty has had losses in all four quarters of 2000 and in the first and second quarters of 2001. As Liberty continues to implement its business plan, present sources of financing will not be adequate to support Liberty's increased cash needs. Liberty is currently seeking additional equity financing and is in the process of refinancing some of its mortgages. In the next 12 months, Liberty needs this additional financing to continue to meet its debt obligations and to finance its growth. There is no guarantee that Liberty will be able to obtain the necessary financing or that the terms of any financing will be satisfactory or favorable to Liberty. Long-term liquidity will depend on Liberty's ability to obtain financing and attain profitable operations.

         During the six months ended June 30, 2001 and 2000, Liberty had no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

         Revenues from real estate operations increased $0.2 million, or 18.1%, to $1.2 million in the second quarter of 2001 from $0.98 million in the comparable quarter of 2000. $0.1 million, or 50%, of the increase was attributable to the addition of three new self-storage facilities since June 30, 2000, and the remainder of the increase was primarily attributable to increased rental rates. For the six months ended June 30, 2001, revenues from real estate operations increased $0.4 million, or 20.6%, to $2.3 million from $1.9 million in the comparable six months ended June 30, 2000. $.3 million, or 75%, of the increase was attributable to the addition of three new self-storage facilities since June 30, 2000, and the remainder of the increase was primarily attributable to increased rental rates. The occupancy rate at our self-storage facilities decreased to 63.9% in the second quarter of 2001 from 75.1% in the comparable quarter of 2000. The reduction in the occupancy rate was attributable to the addition of the three new self-storage facilities and the expansion of previously existing self-storage facilities. The occupancy rates at our self-storage facilities, other than the three new self-storage facilities, increased to 76.3% in the second quarter of 2001 from 75.1% in the comparable quarter of 2000.

         Interest and other revenues decreased $8,800, or 72.5%, to $3,400 in the second quarter of 2001 from $12,200 in the comparable quarter of 2000. For the six months ended June 30, 2001, interest and other revenues decreased $9,200, or 62%, to $5,600 from $14,800 in the comparable six months ended June 30, 2000. The decrease was due to the fact that the cash balance had declined in 2001, so less interest was earned.

Expenses
--------

         Interest expense increased $0.2 million, or 41.1%, to $0.6 million in the second quarter of 2001 from $0.4 million in the comparable quarter of 2000. For the six months ended June 30, 2001, interest expense increased $.3 million, or 32.3%, to $1.1 million from $.8 million in the comparable six months ended June 30, 2000. The increase in interest expenses was attributable to higher debt levels in 2001 that were associated with mortgages for the three new self-storage facilities, and interest incurred in connection with a construction loan utilized to develop our Westlake, Ohio, self-storage facility

         Property taxes and insurance expenses increased $25,000, or 23.1%, to $130,000 in the second quarter of 2001 from $105,000 in the comparable quarter of 2000. For the six months ended June 30, 2001, property taxes and insurance expenses increased $12,000, or 5.7%, to

$232,000 from $220,000 in the comparable six months ended June 30, 2000. The increase in property taxes and insurance expenses was attributable to the operation of the three new self-storage facilities.

         Property operating expenses increased $71,000, or 40.8%, to $247,000 in the second quarter of 2001 from $176,000 in the comparable quarter of 2000. For the six months ended June 30, 2001, property operating expenses increased $129,000, or 35.3%, to $493,000 from $364,000 in the comparable six months ended June 30, 2000. The increase in property operating expenses was attributable to the operation of the three new self-storage facilities.

         Legal and professional fees decreased $18,000, or 30.4%, to $41,000 in the second quarter of 2001 from $59,000 in the comparable quarter of 2000. For the six months ended June 30, 2001, legal and professional fees decreased $65,000, or 51.7%, to $61,000 from $126,000 in the comparable six months ended June 30, 2000. Legal and professional fees include all legal fees, accounting fees and investor relations expenses. The decrease in legal and professional fees was attributable to the non-recurring legal fees that arose in 2000 in connection with Meridian merging with and reincorporating as Liberty Self-Stor, Inc.

         General and administrative expenses decreased $4,000, or 1.7%, to $234,000 in the second quarter of 2001 from $238,000 in the comparable quarter of 2000. For the six months ended June 30, 2001, general and administrative expenses increased $12,000, or 2.6%, to $468,000 from $456,000 in the comparable six months ended June 30, 2000.

         Depreciation, amortization and other expenses increased $74,000, or 30.6%, to $315,000 in the second quarter of 2001 from $241,000 in the comparable quarter of 2000. For the six months ended June 30, 2001, depreciation, amortization and other expenses increased $137,000, or 28.7%, to $615,000 from $478,000 in the comparable six months ended June 30, 2000. The increase in depreciation, amortization, and other expenses was attributable to the operation of the three new self-storage facilities.

Net Loss
--------

         As a result of the factors noted above, net loss increased $44,000, or 62.4%, to $115,000 in the second quarter of 2001 from $71,000 in the comparable quarter of 2000. For the six months ended June 30, 2001, the net loss increased $36,000, or 20.1%, to $213,000 from $177,000 in the comparable quarter of 2000.

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

                                               Six Months        Six Months
                                                 Ended             Ended
                                             June 30, 2001     June 30, 2000
                                             -------------     -------------

Net loss                                       $(212,866)        $(177,257)
Depreciation of real estate and amortization
     of intangible assets                        614,955           477,790
Minority interest                               (496,688)         (413,601)
                                               ---------         ---------

FFO available to common shareholders           $ (94,599)        $(113,068)

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

         (a) The 2001 Annual Meeting of Stockholders of Liberty was held on June 28, 2001.

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

                                            Name                        For
                                            ----                        ---

                                       Steven A. Calabrese           1,834,507
                                       Mark D. Grossi                1,834,003
                                       Marc C. Krantz                1,834,507
                                       Richard M. Osborne            1,834,170
                                       Thomas J. Smith               1,834,507

                  2. Ratification of Arthur Andersen LLP as Liberty's independent public accountants for the fiscal year ending December 31, 2001.

                                               For              1,833,145
                                               Against             24,667
                                               Withheld            11,456

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits: None

         (b)     Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Liberty Self-Stor, Inc.

Date: August 14, 2001      By: /s/ Richard M. Osborne
                               -------------------------------
                               Richard M. Osborne
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)

Date: August 14, 2001      By: /s/ Sherry L. Kirchenbauer
                               ----------------------------------
                               Sherry L. Kirchenbauer,
                               Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)