Form 10QSB
period 2001-09-30
LIBERTY SELF STOR INC
filed 2001-11-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Issuer had 3,082,668 shares of common stock outstanding on November 10, 2001.

Transition Small Business Disclosure Format.  Yes [  ]     No [x]

Documents incorporated by reference:  None

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2001



                                Table of Contents

PART I                                                                     Page
                                                                           ----

Item 1.    Financial Statements                                              3
Item 2.    Management's Discussion and Analysis or Plan of Operation        17


PART II

Item 1.    Legal Proceedings                                                22
Item 6.    Exhibits and Reports on Form 8-K                                 22

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

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000


                           ASSETS
                           ------
                                                                              September 30,
                                                                                  2001            December 31,
                                                                              (Unaudited)            2000
                                                                              -----------         -----------
ASSETS:
  Cash and cash equivalents                                                   $   178,115         $   689,290
  Accounts receivable                                                              72,906              60,815
  Restricted cash                                                                   2,178               3,082
  Other current assets                                                             68,811              26,090
                                                                              -----------         -----------

         Total current assets                                                     322,010             779,277

PROPERTY AND EQUIPMENT:

  Land                                                                          4,189,455           4,189,306
  Buildings and improvements                                                   30,918,034          29,647,653
  Furniture and equipment                                                         254,451             247,224
                                                                              -----------         -----------
                                                                               35,361,940          34,084,183
  Less - Accumulated depreciation                                               1,946,031           1,036,285
                                                                              -----------         -----------
                                                                               33,415,909          33,047,898

OTHER ASSETS:
  Goodwill, net                                                                   286,365             297,938
  Other assets                                                                     77,807              56,553
                                                                              -----------         -----------

         Total assets                                                         $34,102,091         $34,181,666
                                                                              ===========         ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES:
  Current maturities of long-term debt                                            $  3,233,246             $  2,229,032
  Notes payable to related party                                                       495,000                  500,000
  Accounts payable                                                                     409,471                  451,412
  Accounts payable to related party                                                    135,973                  126,290
  Accrued expenses                                                                     430,436                  786,146
                                                                                  ------------             ------------

         Total current liabilities                                                   4,704,126                4,092,880

LONG-TERM DEBT, net of current maturities                                           25,528,082               25,258,961

OTHER LONG-TERM LIABILITIES                                                             26,814                   31,138

MINORITY INTEREST LIABILITY                                                          2,687,308                3,366,741

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:                                                                      3,082,668                3,031,618
  Paid-in capital                                                                   22,719,644               22,755,694
  Distributions in excess of income                                                (24,646,551)             (24,355,366)
                                                                                  ------------             ------------

         Total shareholders' equity                                                  1,155,761                1,431,946
                                                                                  ------------             ------------

         Total liability and shareholders' equity                                 $ 34,102,091             $ 34,181,666
                                                                                  ============             ============


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)




                                                           Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                         2001             2000             2001            2000
                                                         ----             ----             ----            ----
GROSS REVENUES:
  Revenues from real estate operations                $ 1,266,132      $ 1,058,474      $ 3,529,286      $ 2,935,743
  Interest and other                                        2,544           10,978            8,157           25,744
                                                      -----------      -----------      -----------      -----------

         Total Revenues                                 1,268,676        1,069,779        3,537,443        2,961,487

OPERATING EXPENSES:
  Interest expense                                        568,853          501,952        1,677,833        1,340,094
  Property taxes and insurance                            134,132          118,860          366,502          338,616
  Property operating expenses                             250,765          243,959          743,469          608,053
  Legal and professional fees                              31,481           32,954           92,441          159,289
  General and administrative,
    including amounts paid to
    related parties of $36,000 in
    2001 and in 2000                                      230,523          216,923          698,875          673,372
  Depreciation, amortization and other                    313,986          264,805          928,941          742,595
                                                      -----------      -----------      -----------      -----------

         Total expenses                                 1,529,740        1,379,453        4,508,061        3,862,019
                                                      -----------      -----------      -----------      -----------

Loss before minority interest                            (261,064)        (309,674)        (970,618)        (900,532)

Minority interest                                         182,745          216,771          679,433          630,372
                                                      -----------      -----------      -----------      -----------

         Net loss                                     $   (78,319)     $   (92,903)     $  (291,185)     $  (270,160)
                                                      ===========      ===========      ===========      ===========


NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED                          $     (0.03)     $     (0.03)     $     (0.09)     $     (0.09)
                                                      ===========      ===========      ===========      ===========






                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                    2001               2000
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ ( 291,185)       $  (270,160)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                                 928,941            739,994
     Stock compensation expense                                                     15,000               --
     Minority interest liability                                                  (679,433)          (630,372)
Changes in operating assets and liabilities:
  Restricted cash                                                                      904                574
  Accounts receivable                                                              (12,091)            22,269
  Related party receivable                                                            --             (127,959)
  Other current assets                                                             (42,721)            21,796
  Other assets                                                                     (28,876)          (274,724)
  Accounts payable                                                                 (41,941)          (346,237)
  Accrued expenses                                                                (355,710)            (7,152)
  Other liabilities                                                                  5,359            (75,353)
                                                                               -----------        -----------


         Net cash used in operating activities                                    (501,753)          (947,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (1,277,757)        (4,544,315)
Proceeds of investment in mortgage-related assets                                     --            1,390,131
                                                                               -----------        -----------

         Net cash (used in) provided by investing activities                    (1,277,757)        (3,154,184)


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                                             (3,699,428)          (328,819)
Borrowings on notes payable                                                      4,967,763          4,250,593
                                                                               -----------        -----------

         Net cash provided by financing activities                               1,268,335          3,921,974
                                                                               -----------        -----------

(DECREASE) INCREASE IN CASH                                                       (511,175)          (179,734)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                              689,290            450,512
                                                                               -----------        -----------

CASH AND CASH EQUIVALENTS,
  end of period                                                                $   178,115        $   270,778
                                                                               ===========        ===========

SUPPLEMENTAL DISCLOSURE:
     Non-cash transaction - Issuance of stock                                  $    15,000               --

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At September 30, 2001, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $2,687,308 at September 30, 2001, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At September 30, 2001, Liberty owned and operated 19 self-storage facilities.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
---------------------------

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the nine months ended September 30, 2001 includes the results of operations of LSS for the entire period.

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

Fair Value of Financial Instruments
-----------------------------------

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, and notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. In the opinion of management, the carrying values of notes payable at September 30, 2001 and December 31, 2000 approximate their respective fair values as of such dates.

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

         Also in July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. On January 1, 2002, Liberty will discontinue amortization of goodwill and will assess impairment of goodwill on at least an annual basis.

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

4.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                9/30/01          12/31/00
                                                                                -------          --------

Mortgage notes payable to a bank with monthly
  installments of $80,607 including interest at 6.74%,
  amortized over a twenty year period with a maturity
  date of June 1, 2003, secured by certain real property
  and personally guaranteed by a stockholder of
  Liberty.                                                                     $8,964,838       $9,191,334

Mortgage note payable to a bank with monthly
  installments of $10,887 including interest at 8.38%,
  retired April 24, 2001.                                                          -0-           1,212,872

Mortgage note payable to a bank with monthly
  installments of $7,306 including interest at 8.02%
  amortized over a twenty-five year period with a
  maturity date of October 31, 2002, secured by certain
  real property and personally guaranteed by a
  stockholder of Liberty.                                                         887,231          900,168

Mortgage note payable to a bank with monthly
  installments of $2,073 including interest at 7.60%
  amortized over a twenty-three year period with a
  maturity date of June 1, 2003, secured by certain real
  property and personally guaranteed by a stockholder
  of Liberty.                                                                     254,208          258,316


Mortgage note payable to a bank with monthly
  installments of $4,287 including interest at 7.68%
  amortized over a twenty-three year period with a
  maturity date of October 31, 2002, secured by certain
  real property and personally guaranteed by a stockholder
  of Liberty.                                                                         532,183           540,691

Note payable to a corporation, due in 2026, monthly
   interest payments of $2,000, secured by certain
   real property and personally guaranteed by
   a stockholder of Liberty.                                                          250,000           250,000

Mortgage note payable to a bank for construction and
  term financing of real property, interest at 8.17%
  amortized over a twenty year period with a maturity
  date of July 1, 2002 secured by certain real property
  and personally guaranteed by a stockholder of
  Liberty.                                                                          2,538,415         2,592,174

Mortgage note payable to a bank with monthly
  installments of $15,769 including interest at 8.0%
  amortized over a twenty year period with a maturity
  date of June 4, 2009, secured by certain real property
  and personally guaranteed by a stockholder of
  Liberty.                                                                          1,824,347         1,855,494

Mortgage note payable to individuals in monthly
  installments of $5,207 including interest at 8.5%
  payable on a twenty year amortization, due June 2004,
  secured by certain real property, and personally
  guaranteed by a stockholder of Liberty.                                             570,478           581,696

Mortgage note payable to a bank for construction and
  term financing of real property, interest currently at
  9.1% amortized over an eighteen year period with a
  maturity date of June 1, 2003, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty.                                                                            659,424           674,000

Construction and permanent financing loan payable to a
  bank in monthly installments of $2,397 including
  interest at 8.38%, retired April 24, 2001.                                             -0-            293,230

Mortgage note payable to a bank for construction and
  term financing of real property, interest at 5.93%
  amortized over an eighteen year period with a maturity
  date of October 31, 2002, secured by certain real property and personally guaranteed by a stockholder
  of Liberty.                                                                         779,003           802,000

Mortgage note payable to a bank for term
  financing, interest at 9.1% amortized over
  a twenty year period with a maturity date of
  June 1, 2005, secured by certain real property
  and personally guaranteed by a stockholder
  of Liberty.                                                                       1,554,892         1,582,636

Mortgage note payable to an individual with monthly
  installments of $3,777 including interest at 7.75%
  amortized over a twenty-five-year period with a
  maturity date of June 30, 2025, secured by certain
  real property and personally guaranteed by a
  stockholder of Liberty.                                                             490,803           496,662

Mortgage note payable to a bank for construction
  and term financing of real property, interest at 9.25%
  amortized over a twenty year period with a maturity
  date of August 1, 2011, secured by certain real
  property and personally guaranteed by a stockholder
  of Liberty.                                                                       2,524,450         1,371,049

Mortgage note payable to a bank for construction
  and term financing of real property, interest at 8.38%,
  retired April 24, 2001.                                                              -0-            1,527,258

Unsecured note payable to Liberty's Chairman and
  Chief Executive Officer, with monthly interest
  payments of $8,667, at a rate of 8.0%, with a
  maturity date of August 1, 2003.                                                  1,300,000         1,300,000

Mortgage note payable to a bank for term financing
  of real property, interest at 7.5%, amortized over a
  twenty year period with a maturity date of March 30,
  2009, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                1,980,667         2,021,275

Loan payable to a related party for equipment, with
  monthly installments of $2,584, including interest at 6.5%
  amortized over a two year period with a maturity
  date of March 1, 2002, secured by certain equipment
  and personally guaranteed by a stockholder of Liberty.                               29,952            37,138


Mortgage note payable to a bank for term financing
  of real property, interest at 7.5% amortized over a
  twenty year period with a maturity date of April 24,
  2021, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                           3,620,437           -0-
                                                                                  -----------       -----------

                                                                                  $28,761,328       $27,487,993
Less Current Maturities                                                             3,233,246         2,229,032
                                                                                  -----------       -----------
                                                                                  $25,528,082       $25,258,961


Future matures of debt are as follows:

2001                             $ 3,233,246
2002                              13,347,165
2003                                 875,200
2004                               1,764,197
2005                                 344,233
Thereafter                         9,197,287
                                 -----------

                                 $28,761,328

During the three and nine months ended September 30, 2001, Liberty paid $568,853 and $1,677,833 of interest on its debt instruments, compared to $501,952 and $1,340,094 for the three and nine months ended September 30, 2000.

5.       NOTE PAYABLE TO RELATED PARTY:

Liberty had an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $495,000 at September 30, 2001. The note is payable upon demand and bears interest at a variable rate which was 6.00% at September 30, 2001.

6.       EARNINGS PER SHARE:

Basic earnings per share of common stock for 2001 and 2000 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,082,668 and 3,065,822 for the three and nine months ended September 30, 2001, respectively, compared to 3,031,618 for the three and nine months ended September 30, 2000.

There were no dilutive securities outstanding in 2000 or 2001.

During the quarters ended September 30, 2001 and 2000, Liberty paid no cash distributions to its shareholders.

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

8.       OTHER RELATED PARTY TRANSACTIONS:

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was initially funded with $350,000 of Meridian funds, the remaining balance which has been reflected as restricted cash in the accompanying balance sheet as of September 30, 2001 and December 31, 2000. The majority of the funds were disbursed in 1999.

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of September 30, 2001 Liberty owes Liberty Self-Stor II, Ltd. $33,360 associated with these transactions, which is reflected in the balance sheet as an accounts payable to related party.

At September 30, 2001 and December 31, 2000, Liberty had cash and cash equivalents of $93,759 and $609,283, respectively, at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. At September 30, 2001 and 2000, respectively, $36,000 of this related party expense is included in general and administrative expenses.

Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

9.       COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through September 30, 2001, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

10.      EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of September 30, 2001, 180,000 options have been granted.

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

Liquidity and Capital Resources
-------------------------------

         Liberty's source of near-term liquidity is its unrestricted cash, which at September 30, 2001 totaled $178,115 as compared to $689,290 at December 31, 2000, a decrease of 74.2%. The decline in unrestricted cash was caused primarily by development activities at certain self-storage facilities in 2001, as well as the use of cash for operating expenses.

            Prior to acquisition by the operating partnership, Liberty Self-Stor, Ltd. had a history of 10 consecutive quarters of losses, and Liberty has had losses in all four quarters of 2000 and in the first, second, and third quarters of 2001. As Liberty continues to implement its business plan, present sources of financing will not be adequate to support Liberty's increased cash needs. Liberty is currently seeking additional equity financing and is in the process of refinancing some of its mortgages. In the next 12 months, Liberty needs this additional financing to continue to meet its debt obligations and to finance its growth. There is no guarantee that Liberty will be able to obtain the necessary financing or that the terms of any financing will be satisfactory or favorable to Liberty. Long-term liquidity will depend on Liberty's ability to obtain financing and attain profitable operations.

            During the nine months ended September 30, 2001 and 2000, Liberty had no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

            Revenues from real estate operations increased $0.2 million, or 19.6%, to $1.27 million in the third quarter of 2001 from $1.06 million in the comparable quarter of 2000. $0.1 million, or 50%, of the increase was attributable to the addition of three new self-storage facilities since September 30, 2000, and the remainder of the increase was primarily attributable to increased rental rates. For the nine months ended September 30, 2001, revenues from real estate operations increased $0.6 million, or 20.2%, to $3.5 million from $2.9 million in the comparable nine months ended September 30, 2000. $.3 million, or 50.9%, of the increase was attributable to the addition of three new self-storage facilities since September 30, 2000, and the remainder of the increase was primarily attributable to increased rental rates. The occupancy rate at our self-storage facilities decreased to 66.1% in the third quarter of 2001 from 75.4% in the comparable quarter of 2000. The reduction in the occupancy rate was attributable to the addition of the three new self-storage facilities and the expansion of previously existing self-storage facilities. The occupancy rates at the self-storage facilities, excluding the three new self-storage facilities, increased to 76.4% in the second quarter of 2001 from 75.4% in the comparable quarter of 2000.

            Interest and other revenues decreased $8,500, or 77.3%, to $2,500 in the third quarter of 2001 from $11,000 in the comparable quarter of 2000. For the nine months ended September 30, 2001, interest and other revenues decreased $17,500, or 68.1%, to $8,200 from $25,700 in the comparable nine months ended September 30, 2000. The decrease was due to the fact that the cash balance had declined in 2001, so less interest was earned.

Expenses
--------

             Interest expense increased $0.1 million, or 13.3%, to $0.6 million in the third quarter of 2001 from $0.5 million in the comparable quarter of 2000. For the nine months ended September 30, 2001, interest expense increased $.4 million, or 25.2%, to $1.7 million from $1.3 million in the comparable nine months ended September 30, 2000. The increase in interest expenses was attributable to higher debt levels in 2001 that were associated with mortgages for the three new self-storage facilities, and interest incurred in connection with a construction loan utilized to develop our Westlake, Ohio, self-storage facility

            Property taxes and insurance expenses increased $15,000, or 12.8%, to $134,000 in the third quarter of 2001 from $119,000 in the comparable quarter of 2000. For the nine months ended September 30, 2001, property taxes and insurance expenses increased $28,000, or 8.2%, to $367,000 from $339,000 in the comparable nine months ended September 30, 2000. The increase in property taxes and insurance expenses was attributable to the operation of the three new self-storage facilities.

            Property operating expenses increased $7,000, or 2.8%, to $251,000 in the third quarter of 2001 from $244,000 in the comparable quarter of 2000. For the nine months ended September 30, 2001, property operating expenses increased $135,000, or 22.3%, to $743,000 from $608,000 in the comparable nine months ended September 30, 2000. The increase in property operating expenses was attributable to the operation of the three new self-storage facilities.

           Legal and professional fees decreased $1,000, or 4.5%, to $32,000 in the third quarter of 2001 from $33,000 in the comparable quarter of 2000. For the nine months ended September 30, 2001, legal and professional fees decreased $67,000, or 42.0%, to $92,000 from $159,000 in the comparable nine months ended September 30, 2000. Legal and professional fees include all legal fees, accounting fees and investor relations expenses. The decrease in legal and professional fees was attributable to the non-recurring legal fees that arose in 2000 in connection with Meridian merging with and reincorporating as Liberty Self-Stor, Inc.

           General and administrative expenses increased $14,000, or 6.5%, to $231,000 in the third quarter of 2001 from $217,000 in the comparable quarter of 2000. For the nine months ended September 30, 2001, general and administrative expenses increased $26,000, or 3.8%, to $699,000 from $673,000 in the comparable nine months ended September 30, 2000.

           Depreciation, amortization and other expenses increased $49,000, or 18.6%, to $314,000 in the third quarter of 2001 from $265,000 in the comparable quarter of 2000. For the nine months ended September 30, 2001, depreciation, amortization and other expenses increased $187,000, or 25.1%, to $929,000 from $742,000 in the comparable nine months ended September 30, 2000. The increase in depreciation, amortization, and other expenses was attributable to the operation of the three new self-storage facilities.

Net Loss
--------

           As a result of the factors noted above, net loss decreased $15,000, or 15.7%, to $78,000 in the third quarter of 2001 from $93,000 in the comparable quarter of 2000. For the nine months ended September 30, 2001, the net loss increased $21,000, or 7.8%, to $291,000 from $270,000 in the comparable nine months of 2000.

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

                                                          Nine Months                Nine Months
                                                            Ended                       Ended
                                                      September 30, 2001          September 30, 2000
                                                      ------------------          ------------------

Net loss                                                  $  (291,185)               $  (270,160)
Depreciation of real estate and amortization
     of intangible assets                                     940,252                    742,595
Minority interest                                            (679,433)                  (630,372)
                                                          -----------                -----------

FFO available to common shareholders                      $   (30,366)               $  (157,937)

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

         Also in July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. On January 1, 2002, Liberty will discontinue amortization of goodwill and will assess impairment of goodwill on at least an annual basis. Annual amortization for 2001 is expected to be approximately $15,000. Liberty has not yet completed its analysis of impairment of goodwill under SFAS No. 142.

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

                             Liberty Self-Stor, Inc.

Date:    November 14, 2001                  By:    /s/ Richard M. Osborne
                                                     ----------------------------------
                                                    Richard M. Osborne
                                                    Chairman and Chief Executive Officer
                                                    (Principal Executive Officer)

Date:    November 14, 2001                  By:    /s/ Sherry L. Kirchenbauer
                                                     ----------------------------------
                                                     Sherry L. Kirchenbauer,
                                                     Chief Financial Officer and Assistant Secretary
                                                     (Principal Financial and Accounting Officer)