Form 10KSB
period 2001-12-31
LIBERTY SELF STOR INC
filed 2002-03-29
CIK 1086411

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-30502

                            LIBERTY SELF-STOR, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                  MARYLAND                                          94-6542723
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

      8500 STATION STREET, SUITE 100,
                MENTOR, OHIO                                          44060
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (440) 974-3770

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  SHARES OF COMMON
STOCK

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $4,804,017

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $400,747

The Issuer had 3,082,668 shares of common stock outstanding on March 8, 2002.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

Documents incorporated by reference: Portions of the 2002 Proxy Statement of Liberty Self-Stor, Inc. are incorporated by reference into Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            LIBERTY SELF-STOR, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                         PAGE
                                                                         ----
PART I

Item 1:   Business....................................................     3
Item 2:   Description of Property.....................................     4
Item 3:   Legal Proceedings...........................................    12
Item 4:   Submission of Matters to a Vote of Security Holders.........    12

PART II

Item 5:   Market for the Registrant's Common Equity and Related
          Matters.....................................................    13
Item 6:   Management's Discussion and Analysis of Plan of Operation...    14
Item 7:   Financial Statements........................................    19
Item 8:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    19

PART III

Item 9:   Directors and Executive Officers............................    20
Item 10:  Executive Compensation......................................    20
Item 11:  Security Ownership of Certain Beneficial Owners and
          Management..................................................    20
Item 12:  Certain Relationships and Related Transactions..............    20
Item 13:  Exhibits, List, and Reports on Form 8-K.....................    20

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

     Upon the reorganization, Liberty became the general partner owning approximately 1% of the operating partnership and a limited partner owning approximately 28.9%, and Mr. Osborne, Thomas J. Smith, President and Chief Operating Officer of Liberty, and Retirement Management Company, a company controlled by Mr. Osborne, are the limited partners, owning approximately 70.1% of the operating partnership. The limited partnership interests of the operating partnership are divided into two classes: Class A and Class B. Mr. Osborne, Mr. Smith and Retirement Management Company received Class A limited partnership interests and Liberty received Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into common stock on a one-for-one basis. The Class B limited partnership interests are identical to the Class A interests in all material respects except that the Class B interests are not redeemable or convertible.

     Unless the context indicates otherwise, Liberty as used herein refers to Liberty Self-Stor, Inc., as successor-in-interest to Meridian, the operating partnership and the self-storage company.

     Management. The management of the self-storage company continued in that capacity as the management of Liberty. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially all of its assets, either directly or through subsidiaries. Liberty's board of directors manages the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership or other partnerships or entities that may be formed as subsidiaries of Liberty.

     Business. Liberty is a self-managed real estate investment trust which manages, acquires, develops, expands and operates self-storage facilities. As of December 31, 2001, Liberty owned and operated 19 self-storage facilities consisting of approximately 924,000 rentable square feet, situated in two states, Ohio and New York. As of December 31, 2001, the facilities had an average occupancy of 69.91% and an average annual rental rate per square foot of $5.40.

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

     Liberty is incorporated under Maryland law. Liberty's principal executive offices are located at 8500 Station Street, Suite 100, Mentor, Ohio 44060 and its telephone number is 440-974-3770.

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

     Federal Income Tax. Meridian made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 and Liberty intends to continue to operate as a REIT. However, Liberty may be unable to operate in a manner so as to remain qualified as a REIT. Liberty's continued qualification as a REIT in current and future taxable years will depend upon whether Liberty and the operating partnership continue to meet the various qualification tests imposed under the Code.

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

     Employees. Liberty currently employs 33 full-time and 8 part-time employees, including 23 on-site managers and 2 regional managers. None of Liberty's employees are covered by a collective bargaining agreement. Liberty considers its employee relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

THE SELF-STORAGE FACILITIES

     As of December 31, 2001, Liberty owned and operated 19 self-storage facilities containing an aggregate of 924,175 square feet. Sixteen of the self-storage facilities are located in Ohio and the other three are located in New York. Liberty owns 100% fee interest in each of the self-storage facilities. The following table provides an overview of information regarding the self-storage facilities:

                                                       RENTABLE
                               DATE     YEAR BUILT/     SQUARE
LOCATION                     ACQUIRED    EXPANDED        FT.       ACRES    UNITS    CONSTRUCTION
--------                     --------   -----------   ----------   ------   -----   ---------------
OHIO:
Avon.......................  10/31/97     1981-         67,423       6.12     495   Masonry & Steel
                                        1986/1998*
Canton.....................   4/22/97    1979-87        41,175      11.15     388   Concrete
Catawba....................   6/30/97   1988/1998*      43,052       7.57     302   Steel
Cleveland..................   12/3/96   1997/1999*      46,400       3.68     353   Steel
Dayton.....................   5/22/97   1989/2000*      47,250       5.00     368   Concrete
East Canton................   5/30/97      1997         26,700      12.63     177   Steel
East Liverpool.............  10/31/96   1986-1996       29,990      11.49     222   Steel
Leuer Avenue...............   5/22/00      2000         59,950       1.80     592   Steel
Louisville.................   5/30/97   1988-1990       53,060       6.83     364   Masonry
Mentor.....................   3/20/98   1983/1999*      66,302       6.00     441   Masonry
Painesville (1)............  10/01/00   1940/2000*      77,500       3.20     368   Steel
Perry......................   1/10/97   1992/1997*      63,950       6.19     397   Steel
Ravenna....................   3/31/97      1988         16,950       1.79     150   Steel
Springfield................   5/24/00   1986-1999       59,450       4.60     747   Steel
Westlake...................    6/1/00      2001         63,500       4.40     475   Masonry/Steel
Willoughby.................   10/4/96      1997         33,998       2.37     276   Masonry

NEW YORK:
Endicott...................  11/20/96      1989         35,580       4.99     297   Concrete/Steel
                                                                                    Roof
Southold...................    6/1/97      1989         53,055       6.95     552   Steel
Riverhead..................   5/26/99   1985-1986/      38,890       3.05     336   Steel
                                          1999*
                                                       -------     ------   -----
TOTAL..............................................    924,175     109.81   7,300
                                                       =======     ======   =====

---------------

 * Year additional units were added by Liberty.

(1) In addition, Painesville has 26,285 square feet of office and retail space, with an occupancy rate of 68.3% and an annual rental rate of $10.64 per square foot at December 31, 2001.

     The following table shows the occupancy rates and annual rental rates per square foot for each of the 19 self-storage facilities for the year ended December 31, 2001:

                                                                               ANNUAL RENTAL
                                                                                 RATE PER
LOCATION                                                      OCCUPANCY RATE    SQUARE FOOT
--------                                                      --------------   -------------
OHIO:
Avon........................................................       89.51%         $ 4.57
Canton......................................................       65.13            3.10
Catawba.....................................................       65.81            1.87
Cleveland...................................................      100.00           10.07
Dayton......................................................       63.70            5.15
East Canton.................................................       72.47            3.51
East Liverpool..............................................       92.58            4.88
Leuer Avenue................................................       34.23            3.60
Louisville..................................................       85.68            4.06
Mentor......................................................       56.37            4.19
Painesville.................................................       20.11            1.67
Perry.......................................................       70.42            3.93
Ravenna.....................................................       82.01            5.27
Springfield.................................................       72.18            4.38
Westlake....................................................       47.17            4.02
Willoughby..................................................       76.40            6.37

NEW YORK:
Endicott....................................................       88.27            6.98
Southold....................................................       87.05           11.29
Riverhead...................................................       73.11            9.41
                                                                  ------          ------
AVERAGE.....................................................       69.91%         $ 5.40

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

     In the course of due diligence in connection with the reorganization, Liberty conducted Phase I environmental audits of each of the self-storage facilities owned at the time of the reorganization. The Phase I environmental audits showed no environmental contamination, and, therefore, no need for remediation. Liberty has also conducted Phase I environmental audits for each subsequently acquired facility, none of which revealed any need for remediation.

     Liberty's self-storage facilities are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. Liberty believes that the self-storage facilities are in substantial compliance with all such regulations.

     Property Management. All 19 self-storage facilities are operated under the "Liberty Self-Stor, Ltd." trade name and have on-site managers, ten of whom are resident managers. All managers report to Liberty's Vice President of Operations. The facilities are staffed six to nine hours per day, seven days a week, with access from 6 a.m. to 10 p.m. The facilities are located in a mix of urban, suburban and rural locations.

     Proposed Expansions. Currently, Liberty has no specific plans regarding expansion of the existing self-storage facilities.

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

     Insurance. In the opinion of Liberty's management, the facilities are adequately covered by insurance. Each facility has a limit on coverage determined by management and the insurance company and each policy carries a $2,500 deductible. Liberty's responsibility for losses extends only to the actual property and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. Liberty's management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on Liberty's investments at a reasonable cost and on suitable terms.

     In addition, Liberty maintains title insurance insuring fee title to the self-storage facilities in an aggregate amount believed to be adequate.

     Mortgages. The Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton, and Endicott facilities are all encumbered by mortgages which secure a $9,845,000 loan. The loan had a fixed interest rate for the initial three years equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. As of June 1, 2001, the interest rate adjusted to 6.74% for the final two years with maturity to occur on June 1, 2003. The loan is amortized over 20 years. Current principal and interest payments are $78,243 per month. The loan is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $8,916,181.

     The Dayton facility is further encumbered by a mortgage securing an $802,000 construction and development loan. As of December 31, 2000, the full $802,000 had been drawn on the loan for construction expenditures. Interest during the construction phase of the loan was at the lending bank's prime rate. Upon completion of the construction phase, which occurred in November 1999, the interest on the loan became a variable rate equal to 2.25% above the weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of two years with maturity to occur on October 31, 2002. Currently, the interest rate is 4.88%. Monthly principal payments are being amortized over an 18-year period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $771,568.

     The Catawba facility is further encumbered by a mortgage securing a $265,087 construction and development loan. The loan had an initial interest rate equal to the prime rate. As of July 1, 1999, the interest rate converted to a rate equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of two years. The interest rate was further adjusted to 7.6% as of June 1, 2001 for determining the payments during the last two years of the loan, which matures June 2003. Payments were interest only through May 31, 1999 and thereafter converted to principal and interest payments, using a 23-year amortization period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $253,355.

     The East Liverpool facility is also encumbered by a $250,000 mortgage. Current monthly interest payments are $2,000 and the principal amount is due on maturity. This note is guaranteed by Mr. Osborne and matures in 2026. The principal amount of the loan as of December 31, 2001, was $250,000.

     The Avon facility is encumbered by a mortgage securing a $549,446 construction and development loan, which is guaranteed by Mr. Osborne and matures on October 31, 2002. The terms of this loan are identical to those for the loan encumbering the Catawba facility, except that the variable rate is 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. Monthly principal and interest payments are currently $4,287. The principal amount of the loan as of December 31, 2001, was $530,415. The Avon facility is also encumbered by a $945,000 loan, maturing October 31, 2002, guaranteed by Mr. Osborne. The loan has an interest rate of 8.02%. Current monthly principal and interest payments are $7,306 per month, with a 25-year amortization period. The principal amount of the loan as of December 31, 2001, was $884,582.

     The Mentor facility is encumbered by a mortgage securing a $1,884,000 construction and development loan, maturing June 4, 2009. Interest during the construction phase of the loan was 8.0%. The interest on the loan was adjusted, upon completion of the construction, to a variable rate equal to 2.75% above the then current weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of three years. The loan provided for interest only payments through December 31, 1999, and thereafter principal and interest payments of $15,769 amortized over a 20-year period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $1,810,167.

     The Southold facility is encumbered by a mortgage in the amount of $2,675,000, which matures July 2002. Current monthly principal and interest payments are $22,862. The initial interest rate was the lending bank's prime rate, which converted on June 30, 2000 to 2.50% over the average yield on U.S. Treasury Securities adjusted for a constant maturity of three years. The loan provided for interest only payments through June 30, 2000 and thereafter converted to principal and interest using a 20-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $2,527,218.

     The Cleveland and Leuer Avenue facilities are encumbered by a mortgage in the amount of $3,652,000, maturing on April 24, 2021. Current monthly principal and interest payments are $29,672 with an interest rate of 7.5%, using a 20-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001 was $3,607,076.

     The Riverhead facility is encumbered by a mortgage in the amount of $600,000, maturing June 2004. Current monthly principal and interest payments are $5,207, with an interest rate of 8.50%, using a 20-year amortization. This note is personally guaranteed by Thomas J. Smith. The principal amount of the loan as of December 31, 2001 was $568,137. The Riverhead facility is encumbered by a second mortgage with in the amount of $674,000, maturing in June 2003. Current monthly payments are $2,260. Interest was at the lending bank's prime rate until June 1, 2000 when it converted to 2.50% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. The loan provides for interest only payments through December 31, 2000 and thereafter converts to the variable rate discussed above, using an 18-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $656,595.

     The Springfield facility is encumbered by a mortgage in the amount of $1,600,000, maturing June 2005. Current monthly principal and interest payments are $14,499, with an interest rate of 9.1%, using a 20-year amortization. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $1,549,702. The Springfield facility is encumbered by a second mortgage in the amount of $500,000, maturing June 2025. Current monthly principal and interest payments are $3,777, with an interest rate of 7.75%, using a 25-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $489,585.

     The Westlake facility is encumbered by a mortgage securing a $2,532,200 construction and development loan. The loan had an initial interest rate of 9.25%. On October 24, 2001, a Loan Modification Agreement was signed and the interest rate was adjusted to 6.25%. In May 2003, the interest rate will be adjusted to a rate equal to .75% over the lending bank's prime rate. Payments were interest only through November 18, 2000. Current monthly principal and interest payments are $17,388, using a 10-year amortization period, and maturing in August 2011. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $2,515,433.

     The Painesville facility is encumbered by a mortgage in the amount of $2,062,128, maturing March 2009. Monthly principal and interest payments are $16,612, with an interest rate of 7.5%, using a 20-year amortization period. On April 30, 2005, the interest rate converts to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of five years. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2001, was $1,972,324. A second loan in the amount of $1,300,000 also finances the Painesville facility. The loan is a personal loan by a bank to Mr. Osborne. Liberty entered into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. The loan has an interest rate equal to the lending bank's prime rate, maturing October 2003. Current monthly interest payments are $5,146. The principal amount of the loan as of December 31, 2000, was $1,300,000.

     Depreciation. Depreciation on the self-storage facilities is computed using the straight-line method and is based upon useful lives of 25 years for buildings and improvements and five years for personal property.

INVESTMENT POLICY

     Liberty was organized to acquire, succeed to, continue and expand the business of Meridian. Liberty intends to operate and be taxed as a REIT. Liberty operates and manages its self-storage facilities as the general partner of the operating partnership. Although Liberty presently intends to focus its investment strategy on self-storage facilities, the board of directors, in its sole discretion, may change or modify Liberty's investment objective.

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

     Liberty could borrow money necessary to acquire properties, could offer interests of the operating partnership in exchange for properties, and will make annual reports with audited financial statements. Liberty has no current plans to engage in any of the other listed activities. During each of the last three years, the Company filed annual and quarterly reports with the SEC. Liberty's ability to engage in any of the above activities is subject to change without the approval of stockholders.

     Self-Storage Investment Strategy. Liberty focuses on the acquisition, expansion and development of a portfolio of self-storage facilities. Liberty seeks to capitalize on several types of opportunities it believes are present in the self-storage market.

     - ACQUISITIONS OF PROPERTIES -- Liberty seeks properties in locations with desirable supply and demand characteristics, with the potential for higher occupancy and rental rates and that currently have non-professional management/ownership. Liberty seeks to acquire properties at an attractive price where appropriate and expand the property to add additional rental units. Liberty seeks to acquire properties based on rents and expenses in place and then undertake a program of cost control and revenue enhancement. To reduce competition for its acquisitions, Liberty primarily seeks individual properties, versus bulk acquisitions, and facilities which do not meet the typical size requirements of the major national self-storage companies, generally below 45,000-50,000 square feet. Liberty believes opportunities exist to acquire such facilities, and is engaged from time to time in discussions with potential sellers.

     At this time, Liberty has no outstanding agreements to acquire any additional facilities.

     - DEVELOPMENT -- Liberty's management, Thomas J. Smith, Jeffrey J. Heidnik and Sherry L. Kirchenbauer, have had collectively 25 years of experience in the self-storage industry and in the real estate industry. In addition to the acquisition of 13 facilities and the development of three facilities in the last three years, the self-storage company has expanded approximately seven of its facilities in that period. Through these individuals, Liberty has in-house development and expansion expertise and will selectively develop facilities in attractive markets.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Shares Prices. On January 4, 2000, after approval of the reincorporation, Liberty's shares of common stock, $0.001 par value per share, began trading on the Over-the-Counter Bulletin Board Market of Nasdaq under the symbol "LSSI".

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

                                                              HIGH     LOW
                                                              -----   -----
2000
First Quarter...............................................  $0.56   $0.41
Second Quarter..............................................   0.47    0.31
Third Quarter...............................................   0.36    0.19
Fourth Quarter..............................................   0.28    0.19

2001
First Quarter...............................................  $0.25   $0.16
Second Quarter..............................................   0.22    0.16
Third Quarter...............................................   0.17    0.14
Fourth Quarter..............................................   0.23    0.13

     Record Holders. As of March 8, 2002, Liberty's shares of common stock were held by approximately 2,100 holders of record.

     Dividends. No dividends were paid to Liberty's stockholders in 2000 or 2001. Under the REIT tax rules, Liberty is required to make annual distributions to stockholders of at least 95% of its taxable income. Liberty did not have any taxable income in 2000 or 2001 and, thus, Liberty remains in compliance with this rule. In accordance with Liberty's organizational documents, dividend distributions are at the discretion of Liberty's directors. In addition, under the terms of the partnership agreement of the operating partnership, the operating partnership is required to make distributions to enable Liberty to comply with the REIT dividend rules, unless Liberty, acting as general partner of the operating partnership, determines that such a distribution would not be in the best interests of the operating partnership. There can be no assurance when or if dividends will resume.

     Issuance of Common Stock. Liberty did not issue any shares of its common stock in the fourth quarter of 2001.

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

     The self-storage facility acquisitions in 2000 have been accounted for under the purchase method of accounting. Accordingly, operating results of the acquired properties have been included in Liberty's operating results since the dates of acquisition.

     In connection with the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," Liberty had a $221,000 expense in the first quarter of 2002 in connection with writing off the goodwill, net of amortization, associated with the Springfield facility.

     The following discussion should be read in conjunction with accompanying Consolidated Balance Sheets, Statements of Operations, Statements of Shareholders' Equity, and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or
(b) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. In 2001, Liberty's operating activities produced a net loss equal to $467,351 as compared to a net loss from operating activities of $378,584 in 2000. Cash and cash equivalents were $114,476 at the end of 2001, as compared to $689,290 at the end of 2000. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

     Liberty uses cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt. In 2002, $5,337,578 of Liberty's long-term debt will mature. Sources of liquidity over the next 12-month period include available cash and cash generated from rental charges at Liberty's self-storage facilities. As an additional source of liquidity, Liberty intends to refinance some or all of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments.

     Liberty believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term and long-term basis. However, there can be no assurance that Liberty will be able to refinance any or all of its maturing debt. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage or incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing shareholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms.

     During the twelve months ended December 31, 2001 and 2000, Liberty had no cash distributions. Liberty does not anticipate making any cash distributions in 2002.

     The following table sets forth the maturity dates and the total of Liberty's long-term debt. Liberty has no other long-term obligations or commitments.

                                                    PAYMENTS DUE BY PERIOD
                           ------------------------------------------------------------------------
CONTRACTUAL                 LESS THAN                                     AFTER
OBLIGATIONS                   1 YEAR        1-3 YEARS     4-5 YEARS      5 YEARS          TOTAL
-----------                ------------   -------------   ----------   ------------   -------------
Long-Term Debt...........  5,426,118.00   13,923,633.00   425,677.00   8,826,910.00   28,602,338.00
                           ------------   -------------   ----------   ------------   -------------
Total Contractual Cash
  Obligations............  5,426,118.00   13,923,633.00   425,677.00   8,826,910.00   28,602,338.00
                           ============   =============   ==========   ============   =============

MATERIAL CHANGES IN RESULTS OF OPERATIONS

  REVENUES

     Revenues from real estate operations increased $0.8 million, or 19.4%, to $4.8 million for the year ended December 31, 2001, from $4.0 million in the prior year. $0.48 million, or 60% of the increase was attributable to the addition of four new self-storage facilities, consisting of Springfield, Painesville, and Leuer Avenue in 2000 and Westlake in the second quarter of 2001, and the remainder of the increase was primarily attributable to increased rental rates. The occupancy rates were 69.91% and 68.21% as of December 31, 2001 and 2000, respectively. The increase was primarily due to the increased occupancy at the four new self-storage facilities. The occupancy rates at the self-storage facilities, excluding the four new self-storage facilities, increased to 74.74% as of December 31, 2001, from 74.70% as of December 31, 2000.

     Interest and other revenues decreased approximately $25,900, or 75.81%, to $8,200 for the year ended December 31, 2001, from $34,100 in the prior year. The decrease is primarily the result of the reduction in unrestricted cash in 2001.

  EXPENSES

     Interest expense increased $0.4 million, or 23.3%, to $2.2 million for the year ended December 31, 2001, from $1.8 million in the prior year. The increase in interest expense was attributable to higher debt levels in 2001 that were associated with mortgages for the four new self-storage facilities, recently offset by a decline in interest rates.

     Property taxes and insurance expenses increased $0.2 million, or 48.6%, to $0.7 million for the year ended December 31, 2001, from $0.5 million in the prior year. $0.1 million, or 50%, of the increase was attributable to an increase in the real estate taxes assessed at the Painesville self-storage facility. The increased assessment is being disputed because the property value on the tax bill is much greater than the historical cost and market value of the property. The remainder of the increase was attributable to increased property taxes and insurance associated with the operation of the four new self-storage facilities, consisting of Springfield, Painesville, Leuer Avenue, and Westlake.

     Property operating expenses increased $0.2 million, or 20.6%, to $1.05 million for the year ended December 31, 2001, from $0.9 million in the prior year. The increase in property operating expenses was attributable to the operation of the four new self-storage facilities, consisting of Springfield, Painesville, Leuer Avenue, and Westlake.

     Legal and professional fees decreased $0.1 million, or 38.7%, to $0.16 million for the year ended December 31, 2001, from $0.26 million in the prior year. Legal and professional fees include all legal fees, accounting fees and investor relations expenses. The decrease in legal and professional fees was attributable to the non-recurring legal fees that arose in 2000 in connection with Meridian merging with and reincorporating as Liberty Self-Stor, Inc.

     General and administrative expenses increased approximately $70,000, or 8.1%, to $924,000 for the year ended December 31, 2001, from approximately $854,000 in the prior year. The increase is primarily due to Liberty's increased use of temporary employment services to obtain employees for the self-storage facilities.

     Depreciation, amortization and other expenses increased $0.25 million, or 23.6%, to $1.3 million for the year ended December 31, 2001, from $1.05 million in the prior year. The increase in depreciation, amortization and other expenses was attributable to the operation of the four new self-storage facilities, consisting of Springfield, Painesville, Leuer Avenue, and Westlake.

  NET LOSS

     As a result of the factors noted above, there was a net loss of approximately $467,000 for the year ended December 31, 2001, compared to a net loss of approximately $379,000 in the prior year, an increased loss of $88,000, or 23.4%.

  FUNDS FROM OPERATIONS

     Liberty believes that Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of Liberty to incur and service debt and to make capital expenditures. FFO is defined as net income (loss) (computed in accordance with generally accepted accounting principals), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO should not be considered a substitute for net income or cash flows, nor should it be considered an alternative to operating performance or liquidity. The following table sets forth the calculation of FFO:

                                                        TWELVE MONTHS       TWELVE MONTHS
                                                            ENDED               ENDED
                                                      DECEMBER 31, 2001   DECEMBER 31, 2000
                                                      -----------------   -----------------
Net loss............................................     $  (467,351)         $(378,584)
Depreciation of real estate and amortization of
  intangible assets.................................       1,297,749          1,049,725
Minority interest...................................      (1,090,486)          (883,361)
                                                         -----------          ---------
FFO available to common shareholders................     $  (260,088)         $(212,220)

  FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) Liberty's continued tax status as a REIT, (2) the failure to successfully implement Liberty's business plans, (3) the failure to successfully integrate acquired and newly-constructed facilities into Liberty, (4) the ability of Liberty to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms, (5) the ability to refinance Liberty's debts as they come due, including without limitation, Liberty's maturing long-term debt, (6) changes in general economic conditions, (7) changes in local real estate conditions, (8) the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, rising property insurance costs, (9) the failure to manage growth effectively, (10) changes in borrowing interest rates, and (11) decreases in occupancy rates. Any investor or potential investor in Liberty must consider these risks and others that are detailed in other filings by Liberty with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

  ELECTION OF REIT STATUS

     Liberty intends to be taxed as a REIT under Section 856(c)(1) of the Internal Revenue Code for the fiscal year ending December 31, 2001. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT's taxable income. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.

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

  ACCOUNTING POLICIES

     Liberty's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires Liberty to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, Liberty evaluates all of these estimates and assumptions. Actual results could differ from these estimates. Liberty believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

     Revenue recognition: Liberty recognizes revenues monthly when they are earned, based on the rental rates of the occupied self-storage units.

     Property and equipment: Property and equipment acquired in connection with Liberty's acquisition of the Ohio LLC were valued based upon the appraisal done in 1999, while assets acquired since the reorganization are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment.

     Goodwill: Goodwill recorded in connection with purchase transactions is being amortized on a straight-line basis over 20 years.

     Impairment of long-lived assets: Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

  NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets," and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" will be effective January 1, 2002.

     Among other things, SFAS No. 141 requires all future business combinations to be accounted for as purchases rather than as "pooling of interests." SFAS No. 142 requires amortization of goodwill to be discontinued and requires annual tests for impairment in the value of goodwill. SFAS No. 144 revises the guidance provided by SFAS No. 121 for determining the impairment of long-lived assets, other than goodwill.

     The impact of implementing SFAS Nos. 141 and 144 is expected to be immaterial to Liberty. Implementation of SFAS No. 142 is expected to increase Liberty's net income by $15,000, the anticipated current year goodwill depreciation expense. Liberty has completed its impairment test under SFAS No. 142, and determined that the goodwill associated with the Springfield facility, which consists of $221,000 net of amortization, will be written off in the year 2002.

ITEM 7.  FINANCIAL STATEMENTS

     Liberty's Report of Independent Accountants and Consolidated Financial Statements are incorporated herein by reference and filed as part of this report.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item 9 is incorporated herein by reference to the Registrant's definitive Proxy Statement, relating to its 2002 Annual Meeting ("Proxy Statement"), under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed with the SEC prior to April 28, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by Item 10 is contained under the caption "Executive Compensation and Other Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is contained under the caption "Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS

NO. DESCRIPTION

     (In accordance with Item 601 of Regulation S-B)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
     2.1     Purchase and Sale Agreement entered into August 4, 1997,
             together with First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase
             and Sale Agreement effective August 15, 1997, between
             Meridian Point Realty Trust '83 and 2400 Charleston
             Associates, LLC (successor to Rubin-Pachulski Properties,
             Inc.) (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
             September 5, 1997 and incorporated herein by reference.)
     2.2     Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust '83, Liberty
             Self-Stor, Inc. and Liberty Self-Stor Limited Partnership
             (Exhibits A and B to the Agreement and Plan of Merger are
             Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to
             Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
     3.1     Articles of Incorporation of Liberty Self-Stor, Inc. (Filed
             as Exhibit 3.1 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
     3.2     Bylaws of Liberty Self-Stor, Inc. (Filed as Exhibit 3.2 to
             Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
    10.1     Agreement between Meridian Point Realty Trust '83 and E&L
             Associates, dated February 23, 1996 (Filed as part of
             Registrant's Form 8-K dated February 10, 1995 and
             incorporated herein by reference.)
    10.2     Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust '83 and U.S. Trust
             Company, N.A. (Filed as Exhibit 10.2 to Registrant's Form
             10-KSB dated March 31, 1999 and incorporated herein by
             reference.)
    10.3     1999 Stock Option and Award Plan of Liberty Self-Stor, Inc.
             (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
             January 12, 2000 and incorporated herein by reference.)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
    10.4     Lease between OsAir, Inc. and Liberty Self-Stor, Inc. (Filed as Exhibit 10.2 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
    10.5     Agreement of Limited Partnership of LSS I Limited
             Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
    10.6     Employment Agreement, dated December 28, 1999, by and
             between Liberty Self-Stor, Inc. and Thomas J. Smith (Filed as Exhibit 10.4 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
    10.7     Cost Sharing Agreement, by and between Liberty Self-Stor,
             Ltd. and Liberty Self-Stor II, Ltd. dated December 28, 1999
             (Filed as Exhibit 10.7 to Registrant's Form 10-KSB, dated
             March 15, 2000 and incorporated herein by reference.)
    99.1*    Assurance letter of Arthur Andersen LLP

---------------

* Filed herewith

(b) REPORTS ON FORM 8-K

     No Form 8-K reports were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002                          LIBERTY SELF-STOR, INC.

                                               By: /s/ RICHARD M. OSBORNE
                                               --------------------------------------------------------
                                                   Richard M. Osborne
                                                   Chairman and Chief Executive Officer (Principal
                                                   Executive Officer)

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----


/s/ RICHARD M. OSBORNE                            Chairman, Chief Executive Officer     March 29, 2002
------------------------------------------------  and Director (Principal Executive
Richard M. Osborne                                Officer)


/s/ THOMAS J. SMITH                               President, Chief Operating Officer    March 29, 2002
------------------------------------------------  and Director
Thomas J. Smith


/s/ MARC C. KRANTZ                                Secretary and Director                March 29, 2002
------------------------------------------------
Marc C. Krantz


/s/ SHERRY L. KIRCHENBAUER                        Chief Financial Officer and           March 29, 2002
------------------------------------------------  Assistant Secretary (Principal
Sherry L. Kirchenbauer                            Financial and Accounting Officer)


/s/ MARK D. GROSSI                                Director                              March 29, 2002
------------------------------------------------
Mark D. Grossi


/s/ STEVEN A. CALABRESE                           Director                              March 29, 2002
------------------------------------------------
Steven A. Calabrese

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Liberty Self-Stor, Inc.:

     We have audited the accompanying consolidated balance sheets of Liberty Self-Stor, Inc. (a Maryland corporation, formerly Meridian Point Realty Trust '83) and Subsidiary as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Self-Stor, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Cleveland, Ohio,
February 28, 2002.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                                  2001           2000
                                                              ------------   ------------
                           ASSETS
ASSETS:
  Cash and cash equivalents.................................  $    114,476   $    689,290
  Accounts receivable.......................................        82,769         60,815
  Restricted cash...........................................         2,192          3,082
  Other current assets......................................        24,501         26,090
                                                              ------------   ------------
          Total current assets..............................       223,938        779,277
PROPERTY AND EQUIPMENT:
  Land......................................................     4,189,306      4,189,306
  Buildings and improvements................................    30,931,978     29,647,653
  Furniture and equipment...................................       210,242        247,224
                                                              ------------   ------------
                                                                35,331,526     34,084,183
  Less -- Accumulated depreciation..........................     2,295,627      1,036,285
                                                              ------------   ------------
                                                                33,035,899     33,047,898
OTHER ASSETS:
  Goodwill, net.............................................       282,507        297,938
  Other assets..............................................       117,517         56,553
                                                              ------------   ------------
          Total assets......................................  $ 33,659,861   $ 34,181,666
                                                              ============   ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Current maturities of long-term debt......................  $  5,426,118   $  2,229,032
  Notes payable to related party............................       480,000        500,000
  Accounts payable..........................................       172,465        451,412
  Accounts payable to related parties.......................       120,211        126,290
  Accrued expenses..........................................     1,003,536        786,146
                                                              ------------   ------------
          Total current liabilities.........................     7,202,330      4,092,880
LONG-TERM DEBT, net of current maturities...................    23,176,220     25,258,961
OTHER LONG-TERM LIABILITIES.................................        25,461         31,138
MINORITY INTEREST LIABILITY.................................     2,276,255      3,366,741
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
  Serial preferred stock -- $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding....            --             --
  Common stock -- $.001 par value: 50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:.............................................     3,082,668      3,031,618
  Paid-in capital...........................................    22,719,644     22,755,694
  Distributions in excess of income.........................   (24,822,717)   (24,355,366)
                                                              ------------   ------------
          Total shareholders' equity........................       979,595      1,431,946
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $ 33,659,861   $ 34,181,666
                                                              ============   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                              ----------   ----------
GROSS REVENUES:
  Revenues from real estate operations......................  $4,795,764   $4,017,345
  Interest and other........................................       8,253       34,122
                                                              ----------   ----------
     Total revenues.........................................   4,804,017    4,051,467
OPERATING EXPENSES:
  Interest expense..........................................   2,222,228    1,802,624
  Property taxes and insurance..............................     711,093      478,660
  Property operating expenses...............................   1,049,185      870,136
  Legal and professional fees...............................     158,073      258,038
  General and administrative, including amounts paid to
     related parties of $48,000 in 2001 and 2000............     923,526      854,229
  Depreciation, amortization and other......................   1,297,749    1,049,725
                                                              ----------   ----------
          Total expenses....................................   6,361,854    5,313,412
                                                              ----------   ----------
     Loss before minority interest..........................  (1,557,837)  (1,261,945)
     Minority interest......................................   1,090,486      883,361
                                                              ----------   ----------
          Net loss..........................................  $ (467,351)  $ (378,584)
                                                              ==========   ==========
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED..............  $    (0.15)  $    (0.12)
                                                              ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                    DISTRIBUTIONS
                                                                        PAID-IN       IN EXCESS
                                              SHARES       AMOUNT       CAPITAL       OF INCOME
                                             ---------   ----------   -----------   -------------
BALANCE, December 31, 1999.................  3,031,618   $3,031,618   $22,755,694   $(23,976,782)
  Net loss.................................         --           --            --       (378,584)
                                             ---------   ----------   -----------   ------------
BALANCE, December 31, 2000.................  3,031,618   $3,031,618   $22,755,694   $(24,355,366)
  Net loss.................................         --           --            --       (467,351)
  Issuance of stock........................     51,050       51,050       (36,050)            --
                                             ---------   ----------   -----------   ------------
BALANCE, December 31, 2001.................  3,082,668   $3,082,668   $22,719,644   $(24,822,717)
                                             =========   ==========   ===========   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $  (467,351)  $  (378,584)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization..........................    1,285,224     1,049,725
     Stock compensation expense.............................       15,000            --
     Minority interest liability............................   (1,090,486)     (883,361)
Changes in operating assets and liabilities:
  Restricted cash...........................................          890           541
  Accounts receivable.......................................      (21,954)       (5,173)
  Other current assets......................................        1,589        45,150
  Other assets..............................................      (71,415)     (291,253)
  Accounts payable..........................................     (278,947)     (163,331)
  Accrued expenses..........................................      217,390       249,992
  Other liabilities.........................................      (11,756)       13,195
                                                              -----------   -----------
       Net cash used in operating activities................     (421,816)     (363,099)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (1,247,343)   (8,983,500)
Proceeds of investment in mortgage-related assets...........           --     1,390,131
                                                              -----------   -----------
       Net cash used in investing activities................   (1,247,343)   (7,593,369)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable.........................   (3,873,417)     (437,829)
Borrowings on notes payable.................................    4,967,762     8,633,075
                                                              -----------   -----------
       Net cash provided by financing activities............    1,094,345     8,195,246
                                                              -----------   -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............     (574,814)      238,778
CASH AND CASH EQUIVALENTS, beginning of period..............      689,290       450,512
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $   114,476   $   689,290
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE:
  Non-cash financing transaction -- Issuance of stock.......  $    15,000            --

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

     On December 28, 1999, a special meeting of shareholders was held for the purpose of electing trustees and approving and adopting certain proposals including, but not limited to, approval of the reincorporation of Meridian into Liberty and the formation of an operating partnership, LSS I Limited Partnership ("LSS"), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the "Ohio LLC"). The members of the Ohio LLC were Richard M. Osborne, Chairman and Chief Executive Officer of Liberty, Thomas J. Smith, Liberty's President and Chief Operating Officer, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

     All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2001, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $2,276,255 at December 31, 2001, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At December 31, 2001, Liberty owned and operated 19 self-storage facilities.

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

     Operations of newly acquired properties are included as of their acquisition date.

  Cash and Cash Equivalents

     Liberty considers all investments with an original maturity of three months or less to be cash equivalents.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

  Goodwill

     Goodwill associated with LSS's acquisitions of the Ohio LLC (approximately $68,000) in 1999 and of the Springfield, Ohio self-storage facility (approximately $240,000) in 2000 is being amortized on a straight-line basis over estimated useful lives of 20 years. Accumulated amortization of goodwill was $25,889 and $10,458 at December 31, 2001 and 2000, respectively.

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

  Fair Value of Financial Instruments

     Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, and notes payable. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. In the opinion of management, the carrying values of notes payable at December 31, 2001 and 2000 approximate their respective fair values as of such date, due to the variable interest rates.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                2001          2000
                                                             -----------   -----------
Mortgage note payable to a bank with monthly installments
  of $78,243 including interest at 6.74%, amortized over a
  twenty year period with a maturity date of June 1, 2003,
  secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................  $ 8,916,181   $ 9,191,334
Mortgage note payable to a bank with monthly installments
  of $10,887 including interest at 6.85%, amortized over a
  twenty year period. Note was repaid in 2001..............           --     1,212,872
Mortgage note payable to a bank with monthly installments
  of $7,306 including interest at 8.02% amortized over a
  twenty-five year period with a maturity date of October
  31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................      884,582       900,168
Mortgage note payable to a bank with monthly installments
  of $2,035 including interest at 7.60% amortized over a
  twenty-three year period with a maturity date of June 1,
  2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................      253,355       258,316
Mortgage note payable to a bank with monthly installments
  of $4,287 including interest at 7.68% amortized over a
  twenty-three year period with a maturity date of October
  31, 2002, secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................      530,415       540,691
Note payable to a corporation, due in 2026, monthly
  interest payments of $2,000, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty..................................................      250,000       250,000
Mortgage note payable to a bank for construction and term
  financing of real property, interest at 8.17% amortized
  over a twenty year period with a maturity date of July 1,
  2002 secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................    2,527,218     2,592,174
Mortgage note payable to a bank with monthly installments
  of $15,769 including interest at 8.0% amortized over a
  twenty year period with a maturity date of June 4, 2009,
  secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................    1,810,167     1,855,494
Mortgage note payable to individuals in monthly
  installments of $5,207 including interest at 8.5% payable
  on a twenty year amortization, due June 2004, secured by
  certain real property, and personally guaranteed by a
  stockholder of Liberty...................................      568,137       581,696

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                                                2001          2000
                                                             -----------   -----------
Mortgage note payable to a bank for construction and term
  financing of real property, interest currently at 9.1%,
  amortized over an eighteen year period with a maturity
  date of June 1, 2003, secured by certain real property
  and personally guaranteed by a stockholder of Liberty....  $   656,595   $   674,000
Construction and permanent financing loan payable to a bank
  in monthly installments of $2,397 including interest at
  7.25%, note matured May 1, 2001..........................           --       293,230
Mortgage note payable to a bank for construction and term
  financing of real property, interest at 4.88% amortized
  over an eighteen year period with a maturity date of
  October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty........      771,568       802,000
Mortgage note payable to a bank for term financing,
  interest at 9.1% amortized over a twenty year period with
  a maturity date of June 1, 2005, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty..................................................    1,549,702     1,582,636
Mortgage note payable to an individual with monthly
  installments of $3,777 including interest at 7.75%
  amortized over a twenty-five-year period with a maturity
  date of June 30, 2025, secured by certain real property
  and personally guaranteed by a stockholder of Liberty....      489,585       496,662
Mortgage note payable to a bank for construction and term
  financing of real property, interest at 6.25% amortized
  over a ten year period with a maturity date of August 1,
  2011, secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................    2,515,433     1,371,049
Mortgage note payable to a bank for construction and term
  financing of real property, interest at 8.38% amortized
  over a twenty-four year period with a maturity date of
  December 1, 2005. Note was repaid in 2001................           --     1,527,258
Unsecured note payable to Liberty's Chairman and Chief
  Executive Officer, with monthly interest payments of
  $5,146, at a rate of 4.75%, with a maturity date of
  October 1, 2003..........................................    1,300,000     1,300,000
Mortgage note payable to a bank for term financing of real
  property, interest at 7.5%, amortized over a twenty year
  period with a maturity date of March 30, 2009, secured by
  certain real property and personally guaranteed by a
  stockholder of Liberty...................................    1,972,324     2,021,275
Loan payable to a bank for equipment, with monthly
  installments of $2,584, including interest at 6.5%. Loan
  was repaid in 2001.......................................           --        37,138
Mortgage note payable to a bank for term financing of real
  property, interest at 7.5% amortized over a twenty year
  period with a maturity date of April 24, 2021, secured by
  certain real property and personally guaranteed by a
  stockholder of Liberty...................................    3,607,076            --
                                                             -----------   -----------
                                                             $28,602,338   $27,487,993
Less Current Maturities....................................    5,426,118     2,229,032
                                                             -----------   -----------
                                                             $23,176,220   $25,258,961

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

     Future maturities of debt are as follows:

2002........................................................   $ 5,426,118
2003........................................................    11,180,717
2004........................................................       966,317
2005........................................................     1,776,599
2006........................................................       425,677
Thereafter..................................................     8,826,910
                                                               -----------
                                                               $28,602,338

     During the years ended December 31, 2001 and 2000, Liberty paid $2,269,617 and $1,802,624 of interest on its debt instruments.

5.  NOTES PAYABLE TO RELATED PARTY:

     Liberty has an unsecured note payable to its Chairman and Chief Executive Officer in the amounts of $480,000 and $500,000 at December 31, 2001 and 2000, respectively. The note is payable upon demand and bears interest at a variable rate which was 4.75% and 9.50% at December 31, 2001 and 2000, respectively.

     Liberty has an additional unsecured note payable to its Chairman and Chief Executive Officer in the amount of $1,300,000 at December 31, 2001 and 2000, as discussed in Note 4.

6.  EARNINGS PER SHARE:

     Basic earnings per share of common stock for 2001 and 2000 is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,069,906 and 3,031,618 for 2001 and 2000, respectively. Liberty had no dilutive securities outstanding during 2001 and 2000.

     During the years ended December 31, 2001 and 2000, Liberty paid no cash distributions to its shareholders.

7.  INCOME TAXES:

     Liberty has previously elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2001. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $4,800,000. These net operating loss carryforwards will expire at various dates through 2019. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

     If Liberty failed to qualify as a REIT for the fiscal year ended December 31, 2001, it would be taxed as a regular corporation, and distributions to shareholders (of which there were none) would not be deductible in computing Liberty's taxable income. However, no current or deferred federal provision for income tax would be needed because Liberty's net operating loss carry-forwards could be used to offset any financial statement tax liability resulting from loss of REIT status. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty ceased to qualify as a REIT. If Liberty later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

8.  OTHER RELATED PARTY TRANSACTIONS:

     In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613. Liberty's board subsequently authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 included in accounts payable to related parties on Liberty's consolidated balance sheet because Mr. Osborne has informed Liberty's management that he is not requiring payment at this time.

     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of December 31, 2001 Liberty owes Liberty Self-Stor II, Ltd. $13,257 associated with these transactions, which is included in accounts payable to related parties in the accompanying consolidated balance sheet.

     At December 31, 2001 and 2000, Liberty had cash and cash equivalents of $28,230 and $609,283, respectively at a financial institution which is partially owned by a group controlled by Mr. Osborne.

     On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. For the years ended December 31, 2001 and 2000, $48,000 of this related party expense is included in general and administrative expenses.

     In June 2000, Liberty purchased 4.4 acres of land in Westlake, Ohio for $784,385 from Liberty Self-Stor II, Ltd., which is controlled by Mr. Osborne. The purchase price was based on Mr. Osborne's carrying cost. Construction of a 77,700 square foot self-storage facility on the property was completed in April 2001. The facility consists of 475 self-storage units. Mr. Osborne did not receive any additional stock of Liberty or any units of LSS I in connection with the purchase.

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

                           DECEMBER 31, 2001 AND 2000

loan. Mr. Osborne did not receive any additional stock of Liberty or any units of LSS I in connection with this purchase.

     Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

9.  COMMITMENTS AND CONTINGENCIES:

     The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through December 31, 2001, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

10.  EMPLOYEE BENEFITS:

     The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2001 and 2000, 180,000 options have been granted. There were no options exercised or cancelled in 2001.

     Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted. The proforma compensation expense in 2001 and 2000 related to the stock options granted was immaterial.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

11.  NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets," and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" will be effective January 1, 2002.

     Among other things, SFAS No. 141 requires all future business combinations to be accounted for as purchases rather than as "pooling of interests." SFAS No. 142 requires amortization of goodwill to be discontinued and requires annual tests for impairment in the value of goodwill. SFAS No. 144 revises the guidance provided by SFAS No. 121 for determining the impairment of long-lived assets, other than goodwill.

     The impact of implementing SFAS Nos. 141 and 144 is expected to be immaterial to Liberty. Implementation of SFAS No. 142 is expected to increase Liberty's net income by $15,431, the current year goodwill depreciation expense. Liberty has completed its impairment test under SFAS No. 142, and determined that the goodwill associated with the Springfield facility, which consists of $221,000 net of amortization, will be written off in the year 2002.