Form 10QSB
period 2002-03-31
LIBERTY SELF STOR INC
filed 2002-05-15
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Issuer had 3,082,668 shares of common stock outstanding on May 10, 2002

Transition Small Business Disclosure Format.  Yes [ ]     No [x]

Documents incorporated by reference:  None

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002



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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-KSB for fiscal year ended December 31, 2001, of Liberty Self-Stor, Inc. (the "Company"). These statements have been prepared in accordance with the instructions for the Securities and Exchange Commission Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001


                       ASSETS
                       ------
                                                    March 31,
                                                      2002          December 31,
                                                   (Unaudited)          2001
                                                   -----------      ------------
ASSETS:
  Cash and cash equivalents                        $   196,168       $   114,476
  Accounts receivable                                   80,344            82,769
  Restricted cash                                        2,199             2,192
  Other current assets                                  37,502            24,287
                                                   -----------       -----------

         Total current assets                          316,213           223,724

PROPERTY AND EQUIPMENT:

  Land                                               4,189,306         4,189,306
  Buildings and improvements                        30,931,384        30,931,978
  Furniture and equipment                              211,463           210,242
                                                   -----------       -----------
                                                    35,332,153        35,331,526
  Less - Accumulated depreciation                    2,615,172         2,295,627
                                                   -----------       -----------
                                                    32,716,981        33,035,899

OTHER ASSETS:
  Goodwill, net                                           --             282,721
  Other assets                                         216,018           117,517
                                                   -----------       -----------

         Total assets                              $33,249,212       $33,659,861
                                                   ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
  Current maturities of long-term debt                         $  1,606,744    $  5,426,118
  Notes payable to related party                                       --           480,000
  Accounts payable                                                  390,258         172,465
  Accounts payable to related party                                 217,884         120,211
  Accrued expenses                                                  653,657       1,003,536
                                                               ------------    ------------

         Total current liabilities                                2,868,543       7,202,330

LONG-TERM DEBT, net of current maturities                        27,626,891      23,176,220

OTHER LONG-TERM LIABILITIES                                          57,907          25,461

MINORITY INTEREST LIABILITY                                       1,906,901       2,276,255

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding               --              --
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:                                                   3,082,668       3,082,668
  Paid-in capital                                                22,719,644      22,719,644
  Distributions in excess of income                             (24,981,012)    (24,822,717)
  Other comprehensive income - fair value of cash flow hedge        (32,330)           --
                                                               ------------    ------------

         Total shareholders' equity                                 788,970         979,595
                                                               ------------    ------------

         Total liability and shareholders' equity              $ 33,249,212    $ 33,659,861
                                                               ============    ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
                 For the Three Months Ended March, 2002 and 2001
                                   (Unaudited)

                                                                      2002           2001
                                                                  -----------    -----------
GROSS REVENUES:
  Revenues from real estate operations                            $ 1,266,589    $ 1,101,427
  Interest and other                                                        8          2,261
                                                                  -----------    -----------
         Total Revenues                                             1,266,597      1,103,688

OPERATING EXPENSES:
  Interest expense                                                    503,954        526,323
  Property taxes and insurance                                        172,420        102,787
  Property operating expenses                                         285,334        245,417
  Legal and professional fees                                          20,747         19,732
  General and administrative,
    including amounts paid to
    related parties of $12,000 in
    2002 and in 2001                                                  198,994        233,952
  Depreciation, amortization and other                                330,076        300,019
                                                                  -----------    -----------
         Total expenses                                             1,511,525      1,428,230

Loss before minority interest and cumulative effect of
  change in accounting principle                                     (244,928)      (324,542)

Minority interest                                                     171,450        227,179
                                                                  -----------    -----------

Loss before cumulative effect of change in accounting principle       (73,478)       (97,363)

Cumulative effect of change in accounting principle, net of
  minority interest of $197,904                                       (84,817)          --
                                                                  -----------    -----------

         Net loss                                                 $  (158,295)   $   (97,363)
                                                                  -----------    -----------

Other comprehensive income:
  Fair value of cash flow hedge, net of
  minority interest of $22,531                                          9,699           --

Comprehensive loss                                                $  (148,596)   $   (97,363)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        $     (0.02)   $     (0.03)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED FOR CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              (0.03)          --

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                     (0.05)         (0.03)

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                               2002           2001
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (158,295)   $   (97,363)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                             330,076        300,019
     Minority interest liability                              (369,354)      (227,179)
     Cumulative effect of change in accounting principle       282,721           --
Changes in operating assets and liabilities:
  Restricted cash                                                   (7)           (42)
  Accounts receivable                                            2,425         12,831
  Other current assets                                         (13,001)       (49,347)
  Other assets                                                (109,246)        (9,009)
  Accounts payable                                             217,793       (138,614)
  Accrued expenses                                            (349,879)       (85,753)
  Other liabilities                                             97,789          2,862
                                                           -----------    -----------

         Net cash used in operating activities                 (68,978)      (291,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (627)      (752,029)
                                                           -----------    -----------

         Net cash used in investing activities                    (627)      (752,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                         (4,898,703)      (204,875)
Borrowings on notes payable                                  5,050,000        742,087
                                                           -----------    -----------

         Net cash provided by financing activities             151,297        537,212
                                                           -----------    -----------

INCREASE (DECREASE) IN CASH                                     81,692       (506,412)

CASH AND CASH EQUIVALENTS,
  beginning of period                                          114,476        689,290
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS,
  end of period                                            $   196,168    $   182,878
                                                           ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life real estate investment trust ("REIT"). As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2002, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,906,901 at March 31, 2002, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At March 31, 2002, Liberty owned and operated 19 self-storage facilities.

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

Comprehensive Income
--------------------

Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in shareholders' equity from non-owner sources and, for Liberty, includes gains and losses recognized on derivative instruments accounted for in compliance with SFAS 133.

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

Fair Value of Financial Instruments
-----------------------------------

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash and cash equivalents, restricted cash, accounts receivable, notes payable and an interest rate swap. Cash and cash equivalents and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. In the opinion of management, the carrying values of notes payable at March 31, 2002 and December 31, 2001 approximate their respective fair values as of such dates. The interest rate swap agreement is carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments
----------------------

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to an interest rate swap agreement with a commercial bank that qualifies for hedge accounting under SFAS No. 133. Liberty has recognized a loss of approximately $32,000 through other comprehensive income for the first quarter of 2002.

Accounting Pronouncements
-------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. On January 1, 2002, Liberty completed its impairment test under SFAS No. 142, and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which consisted of $282,721, net of accumulated amortization, in the first quarter of 2002. The write-off is reflected as a cumulative effect of a change in accounting.

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                     3/31/02      12/31/01
                                                                                     -------      --------
Mortgage notes payable to a bank with monthly installments of $78,243 including interest at 6.74%, amortized over a twenty year period with a maturity date of June 1, 2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                            $ 8,815,802   $ 8,916,181

Mortgage note payable to a bank, secured by certain real property and personally
  guaranteed by a stockholder of Liberty, repaid in the first quarter of 2002.              --         884,582

Mortgage note payable to a bank with monthly installments of $2,035 including interest at 7.60% amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                251,616       253,355

Mortgage note payable to a bank, secured by certain real property and personally
  guaranteed by a stockholder of Liberty, repaid in the first quarter of 2002.              --         530,415

Note payable to a corporation, due in 2026, secured by certain real property and personally guaranteed by a stockholder of Liberty, repaid in the first
   quarter of 2002.                                                                         --         250,000

Mortgage note payable to a bank, secured by certain real property and personally
   guaranteed by a stockholder of Liberty, repaid in the first quarter of 2002.             --       2,527,218

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                              1,795,232     1,810,167

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty year amortization, due June 2004, secured
  by certain real property, and personally guaranteed by a stockholder of Liberty.       563,356       568,137

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 9.1% amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                     650,809       656,595

Mortgage note payable to a bank for construction and term financing of real property, interest at 4.88% amortized over an eighteen year period with a maturity date of October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                     757,460       771,568

Mortgage note payable to a bank for term financing, interest at 9.1% amortized over a twenty year period with a maturity date of June 1, 2005, secured by
  certain real property and personally guaranteed by a stockholder of Liberty.         1,539,322     1,549,702

Mortgage note payable to an individual with monthly installments of $3,777 including interest at 7.75% amortized over a twenty-five-year period with a maturity date of June 30, 2025, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                     487,102       489,585

Mortgage note payable to a bank for construction and term financing of real property, interest at 6.25% amortized over a ten year period with a maturity date of August 1, 2011, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                              2,497,546     2,515,433

Unsecured note payable to Liberty's Chairman and Chief Executive Officer, with monthly interest payments of $5,146, at a rate of 4.75%, with a
  maturity date of October 1, 2003.                                                    1,300,000     1,300,000

Mortgage note payable to a bank for term financing of real property, interest at
  7.5%, amortized over a twenty year period with a maturity date of March 30,
  2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                              1,954,500     1,972,324

Mortgage note payable to a bank for term financing of real property, interest at
  7.5% amortized over a twenty year period with a maturity date of April 24,
  2021, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                              3,578,382     3,607,076

Mortgage note payable to a bank for term financing of real property, interest at prime rate plus.5% amortized over a twenty-two year period with a maturity date of February 1, 2007, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                              1,742,508          --

Mortgage note payable to a bank for term financing of real property, interest at
  5.75% amortized over a twenty year period with a maturity date of April 1,
  2006, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                              3,300,000          --
                                                                                     -----------   -----------
                                                                                     $29,233,635   $28,602,338
Less Current Maturities                                                                1,606,744     5,426,118
                                                                                     -----------   -----------
                                                                                     $27,626,891   $23,176,220

Future matures of debt are as follows:

2002                       $  1,606,744
2003                         11,229,488
2004                          1,106,235
2005                          1,913,526
2006                          4,946,908
                           ------------
Thereafter                    8,430,734
                           ------------

                            $29,233,635

During the three months ended March 31, 2002, Liberty paid $640,333 of interest on its debt instruments, compared to $701,784 for the three months ended March 31, 2001.

4. EARNINGS PER SHARE:

Basic earnings per share of common stock for 2001 and 2000 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for the three months ended March 31, 2002, compared to 3,031,618 for the three months ended March 31, 2001.

There were no dilutive securities outstanding in 2001 or 2002.

During the quarters ended March 31, 2002 and 2001, Liberty paid no cash distributions to its shareholders.

5. INCOME TAXES:

Liberty has previously elected to be taxed as a REIT pursuant to Section 856 (c)
(1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2002. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $4,800,000. These net operating loss carryforwards will expire at various dates through 2019. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

6. OTHER RELATED PARTY TRANSACTIONS:

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of March 31, 2002 Liberty owes Liberty Self-Stor II, Ltd. $115,271 associated with these transactions, which is included in accounts payable to related parties in the accompanying consolidated balance sheet.

At March 31, 2002 and December 31, 2001, Liberty had cash and cash equivalents of $122,755 and $28,230, respectively, at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. At March 31, 2002 and 2001, respectively, $12,000 of this related party expense is included in general and administrative expenses.

Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

Liberty is party to a financing agreement with a commercial bank that requires a minimum deposit to be held at the institution. To the extent Liberty is unable to meet the minimum requirement, the deposit must be maintained by a financial institution which is partially owned by a group controlled by Mr. Osborne.

7. COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through March 31, 2002, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

In the late 1980's, the San Francisco Bay Region of the RWQCB requested that Meridian investigate and characterize soil and groundwater contamination at the Charleston Business Park property which was sold by Meridian in August 1997. Meridian engaged an environmental engineering firm that discovered the presence of trichloroethlylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give Meridian time to complete the pending sale of the property. As part of the sale, the purchaser agreed to indemnify Meridian broadly against the pending SCRs and other types of environmental claims. The indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RWQCB could still name Meridian, or Liberty as successor to Meridian, when it ultimately issues its SCRs order for the property based on the Company's former ownership. If that occurs, Meridian or Liberty would tender the SCRs order to the purchaser for compliance. Similarly, Meridian or Liberty would tender any other environmental claims brought against it to the purchaser pursuant to the indemnity.

8. EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of March 31, 2002, 180,000 options have been granted.

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

Liquidity and Capital Resources
-------------------------------

         Liberty's source of near-term liquidity is its unrestricted cash, which at March 31, 2002, totaled $196,168 as compared to $114,476 at December 31, 2001, an increase of 71.4%. The increase in unrestricted cash was caused from the refinancing of certain self-storage facilities in the first quarter of 2002.

         Liberty's current maturities of long-term debt decreased to $1,606,744 at March 31, 2002, from $5,426,118 at December 31, 2001. The decrease was due to refinancing of the loans associated with our Avon and Southold self-storage facilities.

         Prior to acquisition by the operating partnership, Liberty Self-Stor, Ltd. had a history of 10 consecutive quarters of losses, and Liberty has had losses in all four quarters of 2000 and 2001 and in the first quarter of 2002. As Liberty continues to implement its business plan, present sources of financing will not be adequate to support Liberty's increased cash needs. Liberty is currently seeking additional equity financing and is in the process of refinancing some of its mortgages. In the next 12 months, Liberty needs this additional financing to continue to meet its debt obligations and to finance its growth. There is no guarantee that Liberty will be able to obtain the necessary financing or that the terms of any financing will be satisfactory or favorable to Liberty. Long-term liquidity will depend on Liberty's ability to obtain financing and attain profitable operations.

         During the three months ended March 31, 2002 and 2001, Liberty had no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

         Revenues from real estate operations increased approximately $165,000, or 15.0%, to $1.27 million in the first quarter of 2002 from $1.10 million in the comparable quarter of 2001. Approximately $65,000, or 39.4%, of the increase was attributable to the addition of the Westlake self-storage facility since March 31, 2001, and the remainder of the increase was primarily attributable to increased rental rates. The occupancy rate at our self-storage facilities increased to 70.19% in the first quarter of 2002 from 69.2% in the comparable quarter of 2001. The increase in the occupancy rate was attributable to the increased occupancy at our three new self-storage facilities, consisting of Painesville, Leuer Avenue, and Westlake, and the increased occupancy at our expanded existing self-storage facilities. The occupancy rates at the self-storage facilities, excluding our three new self-storage facilities, increased to 76.3% in the first quarter of 2002 from 75.9% in the comparable quarter of 2001.

         Interest and other revenues decreased $2,253, or 99.9%, to $8 in the first quarter of 2002 from $2,261 in the comparable quarter of 2001. The decrease was due to lower cash balances in 2002, compared to 2001.

Expenses
--------

         Interest expense decreased $22,300, or 4.3%, to $504,000 in the first quarter of 2002 from $526,300 in the comparable quarter of 2001. The decrease in interest expense was attributable to lower interest rates on existing mortgage notes payable.

         Property taxes and insurance expenses increased $69,000, or 67.7%, to $172,000 in the first quarter of 2002 from $103,000 in the comparable quarter of 2001. $25,000, or 36.2%, of the increase was attributable to an increase in the real estate taxes assessed at our Painesville self-storage facility. Liberty is disputing the increased assessment because we believe the property value on the tax bill is significantly greater than the historical cost and market value of the property. The remainder of the increase was attributable to increased property taxes and insurance associated with the operation of our Westlake and Leuer Avenue self-storage facilities.

         Property operating expenses increased $40,000, or 16.3%, to $285,000 in the first quarter of 2002 from $245,000 in the comparable quarter of 2001. The increase in property operating expenses was attributable to the operation of our Westlake self-storage facility, as well as the increased costs associated with advertising in the yellow pages.

         Legal and professional fees increased $1,000, or 5.1%, to $20,700 in the first quarter of 2002 from $19,700 in the comparable quarter of 2001. Legal and professional fees include all legal fees, accounting fees and investor relations expenses.

         General and administrative expenses decreased $35,000, or 14.9%, to $199,000 in the first quarter of 2002 from $234,000 in the comparable quarter of 2001. The decrease in general and administrative expenses was attributable to the decreased use of temporary employment services.

         Depreciation, amortization and other expenses increased $30,000, or 10%, to $330,000 in the first quarter of 2002, from $300,000 in the comparable quarter of 2001. The increase in depreciation, amortization, and other expenses was primarily attributable to the operation of our Westlake self-storage facility.

Net Loss
--------

         As a result of the factors noted above, net loss increased $61,000, or 62.6%, to $158,000 in the first quarter of 2002 from $97,000 in the comparable quarter of 2001.

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

                                                  Three Months      Three Months
                                                     Ended              Ended
                                                 March 31, 2002    March 31, 2001
                                                 --------------    --------------
Net loss                                            $(158,295)        $ (97,363)
Depreciation of real estate and amortization
     of intangible assets                             330,076           300,019
Cumulative effect of change in accounting
     principle                                        282,721              --
Minority interest                                    (369,354)         (227,179)
                                                    ---------         ---------

FFO available to common shareholders                $  85,148         $ (24,523)

Inflation
---------

         Liberty does not believe that inflation has had or will have a direct or adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide Liberty with the opportunity to achieve increases in rental income as each lease matures.

Accounting Pronouncements
-------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. As of January 1, 2002, Liberty completed its impairment test under SFAS No. 142, and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which consisted of $282,721, net of accumulated amortization, in the first quarter of 2002. The write-off is reflected as a cumulative effect of a change in accounting.

Forward-Looking Statements
--------------------------

         Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

          -    Liberty's continued tax status as a REIT;
          -    the failure to successfully implement Liberty's business plans;
          - the failure to successfully integrate acquired and newly-constructed facilities into Liberty;
          - the ability of Liberty to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms;
          - the ability to refinance Liberty's debts as they come due, including without limitation, Liberty's maturing long-term debt;
          -    changes in general economic conditions;

          -    changes in local real estate conditions;
          - the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, rising property insurance costs;
          -    the failure to manage growth effectively;
          -    changes in borrowing interest rates, and
          -    decreases in occupancy rates.

         Any investor or potential investor in Liberty must consider these risks and others that are detailed in other filings by Liberty with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

Election for REIT Status
------------------------

         Meridian previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and Liberty intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2002. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing Liberty's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statement of Operations.

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

                           Liberty Self-Stor, Inc.

Date:  March 14, 2002        By:    /s/ Richard M. Osborne
                                -------------------------------
                                Richard M. Osborne
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)

Date:  March 14, 2002        By:    /s/ Sherry L. Kirchenbauer
                                ----------------------------------
                                Sherry L. Kirchenbauer,
                                Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)