Form 10QSB/A
period 2002-03-31
LIBERTY SELF STOR INC
filed 2002-05-28
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

         Liberty Self-Stor, Inc. hereby amends its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, to correct a mathematical error in the amount of "Other comprehensive income - fair value of cash flow hedge" reported in the Consolidated Balance Sheet for March 31, 2002, and in the Consolidated Statement of Operations and Comprehensive Income for the Three Months Ended March 31, 2002. These improperly reported amounts affected the amount of "Minority interest liability" and "Total shareholders' equity" reported in the balance sheet, and "Comprehensive loss" in the statement of operations. By filing this Amendment No. 1 to Form 10-QSB, the issuer is amending and restating its entire March 31, 2002, Form 10-QSB.

                     Liberty Self-Stor, Inc. and Subsidiary
                        Quarterly Report on Form 10-QSB/A
                      For the Quarter Ended March 31, 2002



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

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001


                           ASSETS

                                                                               March 31,
                                                                                  2002                    December 31,
                                                                              (Unaudited)                     2001
                                                                               ---------                      ----
ASSETS:
  Cash and cash equivalents                                                $      196,168               $      114,476
  Accounts receivable                                                              80,344
                                                                                                                82,769
  Restricted cash                                                                   2,199                        2,192
  Other current assets                                                             37,502                       24,287
                                                                           --------------               --------------

         Total current assets                                                     316,213                      223,724

PROPERTY AND EQUIPMENT:

  Land                                                                          4,189,306                    4,189,306
  Buildings and improvements                                                   30,931,384                   30,931,978
  Furniture and equipment                                                         211,463                      210,242
                                                                           --------------               --------------
                                                                               35,332,153                   35,331,526
  Less - Accumulated depreciation                                               2,615,172                    2,295,627
                                                                           --------------               --------------
                                                                               32,716,981                   33,035,899

OTHER ASSETS:
  Goodwill, net                                                                      --                        282,721
  Other assets                                                                    216,018                      117,517
                                                                           --------------               --------------

         Total assets                                                      $   33,249,212               $   33,659,861
                                                                           ==============               ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
  Current maturities of long-term debt                                          $  1,606,744            $  5,426,118
  Notes payable to related party                                                        --                   480,000
  Accounts payable                                                                   390,258                 172,465
  Accounts payable to related party                                                  217,884                 120,211
  Accrued expenses                                                                   653,657               1,003,536
                                                                                ------------            ------------

         Total current liabilities                                                 2,868,543               7,202,330

LONG-TERM DEBT, net of current maturities                                         27,626,891              23,176,220

OTHER LONG-TERM LIABILITIES                                                           57,907                  25,461

MINORITY INTEREST LIABILITY                                                        1,884,270               2,276,255

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding                                --                      --
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:                                                                    3,082,668               3,082,668
  Paid-in capital                                                                 22,719,644              22,719,644
  Distributions in excess of income                                              (24,981,012)            (24,822,717)
  Other comprehensive income - fair value of cash flow hedge                          (9,699)                   --
                                                                                ------------            ------------
         Total shareholders' equity                                                  811,601                 979,595
                                                                                ------------            ------------

         Total liability and shareholders' equity                               $ 33,249,212            $ 33,659,861
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

                                                                                      2002                  2001
                                                                                      ----                  ----
GROSS REVENUES:
  Revenues from real estate operations                                            $ 1,266,589            $ 1,101,427
  Interest and other                                                                        8                  2,261
                                                                                  -----------            -----------
         Total Revenues                                                             1,266,597              1,103,688

OPERATING EXPENSES:
  Interest expense                                                                    503,954                526,323
  Property taxes and insurance                                                        172,420                102,787
  Property operating expenses                                                         285,334                245,417
  Legal and professional fees                                                          20,747                 19,732
  General and administrative,
    including amounts paid to
    related parties of $12,000 in
    2002 and in 2001                                                                  198,994                233,952
  Depreciation, amortization and other                                                330,076                300,019
                                                                                  -----------            -----------
         Total expenses                                                             1,511,525              1,428,230

Loss before minority interest and cumulative effect of
  change in accounting principle                                                     (244,928)              (324,542)

Minority interest                                                                     171,450                227,179
                                                                                  -----------            -----------

Loss before cumulative effect of change in accounting principle                       (73,478)               (97,363)

Cumulative effect of change in accounting principle, net of
  minority interest of $197,904                                                       (84,817)                  --

         Net loss                                                                 $  (158,295)           $   (97,363)
                                                                                  -----------            -----------

Other comprehensive income:
  Fair value of cash flow hedge, net of
  minority interest of $22,631                                                         (9,699)                  --
                                                                                  -----------            ------------
Comprehensive loss                                                                $  (167,994)           $   (97,363)
                                                                                  ===========            ===========

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                        $     (0.02)           $     (0.03)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED FOR CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                              (0.03)                  --

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                                     (0.05)                 (0.03)

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                      2001
                                                                                  ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ ( 158,295)             $   (97,363)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                                330,076                  300,019
     Minority interest liability                                                 (369,354)                (227,179)
     Cumulative effect of change in accounting principle                          282,721                     --
Changes in operating assets and liabilities:
  Restricted cash                                                                      (7)                     (42)
  Accounts receivable                                                               2,425                   12,831
  Other current assets                                                            (13,001)                 (49,347)
  Other assets                                                                   (109,246)                  (9,009)
  Accounts payable                                                                217,793                 (138,614)
  Accrued expenses                                                               (349,879)                 (85,753)
  Other liabilities                                                                97,789                    2,862
                                                                              -----------              -----------

         Net cash used in operating activities                                    (68,978)                (291,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                  (627)                (752,029)
                                                                              -----------              -----------

         Net cash used in investing activities                                       (627)                (752,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                                            (4,898,703)                (204,875)
Borrowings on notes payable                                                     5,050,000                  742,087
                                                                              -----------              -----------

         Net cash provided by financing activities                                151,297                  537,212
                                                                              -----------              -----------

INCREASE (DECREASE) IN CASH                                                        81,692                 (506,412)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                             114,476                  689,290
                                                                              -----------              -----------

CASH AND CASH EQUIVALENTS,
  end of period                                                               $   196,168              $   182,878
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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life real estate investment trust ("REIT"). As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2002, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,884,270 at March 31, 2002, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At March 31, 2002, Liberty owned and operated 19 self-storage facilities.

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

3.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                          3/31/02                12/31/01
                                                                          -------                --------

Mortgage notes payable to a bank with monthly
  installments of $78,243 including interest at 6.74%,
  amortized over a twenty year period with a maturity
  date of June 1, 2003, secured by certain real property
  and personally guaranteed by a stockholder of
  Liberty.                                                             $   8,815,802             $  8,916,181

Mortgage note payable to a bank, secured by certain
  real property and personally guaranteed by a
  stockholder of Liberty, repaid in the first quarter
  of 2002.                                                                    --                 884,582

Mortgage note payable to a bank with monthly
  installments of $2,035 including interest at 7.60%
  amortized over a twenty-three year period with a
  maturity date of June 1, 2003, secured by certain
  real property and personally guaranteed by a stockholder
  of Liberty.                                                              251,616               253,355

Mortgage note payable to a bank, secured by certain
  real property and personally guaranteed by a stockholder
  of Liberty, repaid in the first quarter of 2002.                            --                 530,415

Note payable to a corporation, due in 2026, secured by
   certain real property and personally guaranteed by a
   stockholder of Liberty, repaid in the first quarter
   of 2002.                                                                   --                 250,000

Mortgage note payable to a bank, secured by certain
   real property and personally guaranteed by a stockholder
   of Liberty, repaid in the first quarter of 2002.                           --               2,527,218

Mortgage note payable to a bank with monthly installments
  of $15,769 including interest at 8.0% amortized over a
  twenty year period with a maturity date of June 4, 2009,
  secured by certain real property and personally guaranteed
  by a stockholder of Liberty.                                           1,795,232             1,810,167

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a
  twenty year amortization, due June 2004, secured
  by certain real property, and personally
  guaranteed by a stockholder of Liberty.                                  563,356               568,137

Mortgage note payable to a bank for construction and term
  financing of real property, interest currently at 9.1%
  amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                       650,809               656,595

Mortgage note payable to a bank for construction and term
  financing of real property, interest at 4.88% amortized
  over an eighteen year period with a maturity date of
  October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                            757,460               771,568

Mortgage note payable to a bank for term financing,
  interest at 9.1% amortized over a twenty year period
  with a maturity date of June 1, 2005, secured by certain
  real property and personally guaranteed by a stockholder
  of Liberty.                                                                 1,539,322             1,549,702

Mortgage note payable to an individual with monthly
  installments of $3,777 including interest at 7.75%
  amortized over a twenty-five-year period with a
  maturity date of June 30, 2025, secured by certain
  real property and personally guaranteed by a
  stockholder of Liberty.                                                       487,102               489,585

Mortgage note payable to a bank for construction
  and term financing of real property, interest at
  6.25% amortized over a ten year period with a maturity
  date of August 1, 2011, secured by certain real property
  and personally guaranteed by a stockholder of Liberty.                      2,497,546             2,515,433

Unsecured note payable to Liberty's Chairman and
  Chief Executive Officer, with monthly interest
  payments of $5,146, at a rate of 4.75%, with a
  maturity date of October 1, 2003.                                           1,300,000             1,300,000

Mortgage note payable to a bank for term financing of
  real property, interest at 7.5%, amortized over a
  twenty year period with a maturity date of March 30,
  2009, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                          1,954,500             1,972,324

Mortgage note payable to a bank for term financing of
  real property, interest at 7.5% amortized over a
  twenty year period with a maturity date of April 24,
  2021, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                     3,578,382             3,607,076

Mortgage note payable to a bank for term financing of
  real property, interest at prime rate plus.5%
  amortized over a twenty-two year period with a
  maturity date of February 1, 2007, secured by
  certain real property and personally guaranteed by a
  stockholder of Liberty.                                                       1,742,508                    --

Mortgage note payable to a bank for term financing
  of real property, interest at 5.75% amortized over a
  twenty year period with a maturity date of April 1,
  2006, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                       3,300,000                    --
                                                                              -----------             -----------

                                                                              $29,233,635             $28,602,338
Less Current Maturities                                                         1,606,744               5,426,118
                                                                              -----------             -----------
                                                                              $27,626,891             $23,176,220


Future matures of debt are as follows:

2002                            $ 1,606,744
2003                             11,229,488
2004                              1,106,235
2005                              1,913,526
2006                              4,946,908
Thereafter                        8,430,734
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

                                                         Three Months           Three Months
                                                            Ended                   Ended
                                                        March 31, 2002           March 31, 2001
                                                        --------------           --------------

Net loss                                                  $(158,295)               $ (97,363)
Depreciation of real estate and amortization
     of intangible assets                                   330,076                  300,019
Cumulative effect of change in accounting
     principle, net of minority interest                     84,817                     --
Minority interest                                          (171,450)                (227,179)
                                                          ---------                ---------

FFO available to common shareholders                      $  85,148                $ (24,523)

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

                             Liberty Self-Stor, Inc.

Date:      May 28, 2002          By:    /s/ Richard M. Osborne
                                    -------------------------------
                                            Richard M. Osborne
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date:      May 28, 2002          By:    /s/ Sherry L. Kirchenbauer
                                    ----------------------------------
                                            Sherry L. Kirchenbauer,
                                            Chief Financial Officer and Assistant Secretary
                                            (Principal Financial and Accounting Officer)