Form 10QSB
period 2002-06-30
LIBERTY SELF STOR INC
filed 2002-08-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Issuer had 3,082,668 shares of common stock outstanding on August 12, 2002

Transition Small Business Disclosure Format.  Yes [  ]     No [x]

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2002



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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB for fiscal year ended December 31, 2001, of Liberty Self-Stor, Inc. (the "Company" or "Liberty"). These statements have been prepared in accordance with the instructions for the Securities and Exchange Commission Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                     Liberty Self-Stor, Inc. and Subsidiary
                          Consolidated Balance Sheets
                      June 30, 2002 and December 31, 2001


                   ASSETS
                   ------
                                                       June 30,
                                                        2002          December 31,
                                                     (Unaudited)          2001
                                                     -----------          ----
ASSETS:
  Cash                                             $   238,329       $   114,476
  Accounts receivable                                   80,954            82,769
  Restricted cash                                           --             2,192
  Other current assets                                  44,478            24,287
                                                   -----------       -----------

    Total current assets                               363,761           223,724

PROPERTY AND EQUIPMENT:

  Land                                               4,189,306         4,189,306
  Buildings and improvements                        30,947,528        30,931,978
  Furniture and equipment                              213,895           210,242
                                                   -----------       -----------
                                                    35,350,729        35,331,526
  Less - Accumulated depreciation                    2,934,717         2,295,627
                                                   -----------       -----------
                                                    32,416,012        33,035,899

OTHER ASSETS:
  Goodwill, net                                             --           282,721
  Other assets                                         201,393           117,517
                                                   -----------       -----------

    Total assets                                   $32,981,166       $33,659,861
                                                   ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Current maturities of long-term debt                        $10,811,555      $5,426,118
  Notes payable to related party                                       --         480,000
  Accounts payable                                                349,482         172,465
  Accounts payable to related party                               243,652         120,211
  Accrued expenses                                                814,370       1,003,536
                                                             ------------    ------------

         Total current liabilities                             12,219,059       7,202,330

LONG-TERM DEBT, net of current maturities                      18,224,826      23,176,220

OTHER LONG-TERM LIABILITIES                                       103,065          25,461

MINORITY INTEREST LIABILITY                                     1,701,112       2,276,255

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding               --              --
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:                                                 3,082,668       3,082,668
  Paid-in capital                                              22,719,644      22,719,644
  Distributions and losses in excess of income                (25,045,227)    (24,822,717)
  Other comprehensive loss - fair value of cash flow hedge        (23,981)             --
                                                             ------------    ------------
         Total shareholders' equity                               733,104         979,595
                                                             ------------    ------------

         Total liabilities and shareholders' equity           $32,981,166     $33,659,861
                                                             ============    ============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                               Three Months Ended           Six Months Ended
                                                    June 30,                     June 30,
                                              2002           2001           2002           2001
                                              ----           ----           ----           ----
GROSS REVENUES:
  Revenues from real estate operations    $1,301,091     $1,161,727     $2,567,680     $2,263,154
  Interest and other                               1          3,352              9          5,613
                                          ----------     ----------     ----------     ----------
         Total Revenues                    1,301,092      1,165,079      2,567,689      2,268,767

OPERATING EXPENSES:
  Interest expense                           503,302        582,657      1,007,256      1,108,980
  Property taxes and insurance               172,826        129,583        345,246        232,370
  Property operating expenses                255,170        247,287        540,504        492,704
  Legal and professional fees                 33,347         41,228         54,094         60,960
  General and administrative,
    including amounts paid to
    related parties of $24,000 and
    $12,000 in the six and three
    month periods, respectively              216,987        234,400        415,981        468,352
  Depreciation and amortization              333,510        314,936        663,586        614,955
                                          ----------     ----------     ----------     ----------
         Total expenses                    1,515,142      1,550,091      3,026,667      2,978,321
                                          ----------     ----------     ----------     ----------
Loss before minority interest and
  cumulative effect of  change in
  accounting principle                      (214,050)      (385,012)      (458,978)      (709,554)

Minority interest                            149,835        269,509        321,285        496,688
                                          ----------     ----------     ----------     ----------

Loss before cumulative effect of
   change in accounting principle            (64,215)      (115,503)      (137,693)      (212,866)
Cumulative effect of change
  in accounting principle, net of
  minority interest of $197,904                   --             --        (84,817)            --
                                          ----------     ----------     ----------     ----------
         Net loss                            (64,215)      (115,503)      (222,510)      (212,866)
                                          ==========     ==========     ==========     ==========
Other comprehensive loss:
  Fair value of cash flow hedge, net
  of minority interest of $33,323 and
  $55,954 for the three and six months
  ended June 30, 2002                        (14,282)            --        (23,981)            --
                                          ----------     ----------     ----------     ----------
Comprehensive loss                          $(78,497)     $(115,503)     $(246,491)     $(212,866)
                                          ==========     ==========     ==========     ==========

                     Liberty Self-Stor, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
           For the Three and Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
                                                    2002              2001             2002               2001
                                                   --------         --------          -------            -------
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED BEFORE
  CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                          (0.02)            (0.04)           (0.04)             (0.07)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED FOR CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                            --                --            (0.03)                --

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                       $         (0.02)       $    (0.04)      $    (0.07)        $    (0.07)



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                    2002            2001
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ ( 222,510)     $(212,866)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                 663,586        614,955
     Stock compensation expense                                         --         15,000
     Minority interest liability                                  (519,189)      (496,688)
     Cumulative effect of change in accounting principle           282,721             --
Changes in operating assets and liabilities:
  Restricted cash                                                    2,192            923
  Accounts receivable                                                1,815          5,216
  Other current assets                                             (20,191)       (55,718)
  Other assets                                                    (108,586)       (21,877)
  Accounts payable                                                 177,017        (85,839)
  Accrued expenses                                                (189,166)      (224,892)
  Other liabilities                                                121,110            (34)
                                                              ------------     -----------

         Net cash provided by (used in) operating activities       188,799       (461,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (18,989)    (1,214,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                             (5,095,957)    (3,523,158)
Borrowings on notes payable                                      5,050,000      4,849,359
                                                              ------------     -----------

         Net cash (used in) provided by financing activities       (45,957)     1,326,201
                                                              ------------     -----------

INCREASE (DECREASE) IN CASH                                        123,853       (350,265)

CASH,
  beginning of period                                              114,476        689,290
                                                              ------------     -----------
CASH,
  end of period                                                   $238,329       $339,025
                                                              ============     ===========
SUPPLEMENTAL DISCLOSURE:
     Non-cash transaction - Issuance of stock                           --        $15,000


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life real estate investment trust ("REIT"). As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At June 30, 2002, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,701,112 at June 30, 2002, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At June 30, 2002, Liberty owned and operated 19 self-storage facilities.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the six months ended June 30, 2002 includes the results of operations of LSS for the entire period.

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

Estimates, Risks and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

From time to time, Liberty is subject to legal claims arising in the ordinary course of business in connection with Liberty's ownership of real estate and leasing of such real estate to tenants. Liberty maintains liability insurance, subject to customary deductibles, and accordingly, management does not believe the ultimate resolution of such matters will have a material effect on Liberty's financial condition or results of operations.

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, restricted cash, accounts receivable, notes payable, interest rate swap and cap. Cash and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. In the opinion of management, the carrying values of notes payable at June 30, 2002 and December 31, 2001 approximate their respective fair values as of such dates. The interest rate swap agreement is carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to an interest rate swap agreement with a commercial bank that qualifies for hedge accounting under SFAS No. 133. Liberty has recognized a loss, after minority interest, of approximately $14,000 and $24,000 through other comprehensive income for the three and six month periods ended June 30, 2002, respectively.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. On January 1, 2002, Liberty completed its impairment test under SFAS No. 142, and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which consisted of $282,721, net of accumulated amortization, in the first quarter of 2002. The write-off is reflected as a cumulative effect of a change in accounting, net of minority interest.

3.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                          6/30/02                12/31/01
                                                                                          -------                --------
Mortgage notes payable to a bank with monthly installments of $78,243 including interest at 6.74%, amortized over a twenty year period with a maturity date of
  June 1, 2003, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                              $   8,736,057             $  8,916,181

Mortgage note payable to a bank, secured by certain real property and personally
  guaranteed by a stockholder of Liberty, repaid in the first quarter of 2002.                   -                  884,582

Mortgage note payable to a bank with monthly installments of $2,035 including interest at 7.60% amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                  250,283                  253,355

Mortgage note payable to a bank, secured by certain
  real property and personally guaranteed by a stockholder
  of Liberty, repaid in the first quarter of 2002.                                               -                  530,415

Note payable to a corporation, due in 2026, secured by certain real property and personally guaranteed by a stockholder of Liberty, repaid in the first
   quarter of 2002.                                                                              -                  250,000

Mortgage note payable to a bank, secured by certain
   real property and personally guaranteed by a stockholder
   of Liberty, repaid in the first quarter of 2002.                                              -                2,527,218

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                1,782,340                1,810,167

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty year amortization, due June 2004, secured
  by certain real property, and personally guaranteed by a stockholder of Liberty.         559,681                  568,137

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 9.1% amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                       646,352                  656,595

Mortgage note payable to a bank for construction and term financing of real property, interest at 5.48% amortized over an eighteen year period with a maturity date of October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                      747,285                   771,568

Mortgage note payable to a bank for term financing, interest at 9.1% amortized over a twenty year period with a maturity date of June 1, 2005, secured by certain real property and personally guaranteed by a stockholder
  of Liberty.                                                                           1,531,185                 1,549,702

Mortgage note payable to an individual with monthly installments of $3,777 including interest at 7.75% amortized over a twenty-five-year period with a maturity date of June 30, 2025, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                      485,198                   489,585

Mortgage note payable to a bank for construction and term financing of real property, interest at 6.25% amortized over a ten year period with a maturity date of August 1, 2011, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                               2,484,570                 2,515,433

Unsecured note payable to Liberty's Chairman and Chief Executive Officer, with monthly interest payments of $5,146, at a rate of 4.75%, with a maturity date
  of October 1, 2003.                                                                   1,300,000                 1,300,000

Mortgage note payable to a bank for term financing of real property, interest at
  7.5%, amortized over a twenty year period with a maturity date of March 30,
  2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                               1,941,627                 1,972,324

Mortgage note payable to a bank for term financing of real property, interest at
  7.5% amortized over a twenty year period with a maturity date of April 24,
  2021, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                               3,557,861                 3,607,076

Mortgage note payable to a bank for term financing of real property, interest at prime rate plus.5% amortized over a twenty-two year period with a maturity date of February 1, 2007, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                               1,732,043                         -

Mortgage note payable to a bank for term financing of real property, interest at
  5.75% amortized over a twenty year period with a maturity date of April 1,
  2006, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                               3,281,899                         -
                                                                                    -------------             -------------

                                                                                      $29,036,381               $28,602,338
Less Current Maturities                                                                10,811,555                 5,426,118
                                                                                    -------------             -------------
                                                                                      $18,224,826               $23,176,220




Future matures of debt are as follows:

2002                             $10,811,555
2003                               2,291,604
2004                               1,893,369
2005                               3,411,677
2006                               1,881,158
Thereafter                         8,747,018
                                 -----------

                                 $29,036,381


During the three and six months ended June 30, 2002, Liberty paid $503,302 and $1,143,635 in interest on its debt instruments, compared to $582,657 and $1,284,441 for the three and six months ended June 30, 2001.

4.       NOTES PAYABLE TO RELATED PARTY:

Liberty had an unsecured note payable to its Chairman and Chief Executive Officer with an outstanding principal balance of $480,000 as of December 31, 2001. The note was payable upon demand and had a variable interest rate, which was 4.75% at June 30, 2002. The note was paid in full by Liberty in the second quarter of 2002.

5.       EARNINGS/LOSS PER SHARE:

Basic loss per share of common stock for 2002 and 2001 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for the three and six months ended June 30, 2002, compared to 3,082,668 and 3,057,284 for the three and six months ended June 30, 2001, respectively.

There were no dilutive securities outstanding in 2001 or 2002.

During 2002 and 2001, Liberty paid no cash distributions to its shareholders.

6.       INCOME TAXES:

Liberty has previously elected to be taxed as a REIT pursuant to Section 856 (c)
(1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2002. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $6,000,000. These net operating loss carryforwards will expire at various dates through 2019. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

7.       OTHER RELATED PARTY TRANSACTIONS:

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of June 30, 2002, Liberty owes Liberty Self-Stor II, Ltd. $141,039 associated with these transactions, as well as cash advances between the companies, which is included in accounts payable to related parties in the accompanying consolidated balance sheet.

At June 30, 2002, and December 31, 2001, Liberty had cash of $152,919 and $28,230, respectively, at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. Included in general and administrative expenses, the rent was $24,000 and $12,000 in the six and three month periods, respectively.

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

8.       COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through June 30, 2002, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

9.       EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of June 30, 2002, 180,000 options have been granted.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

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

Liquidity and Capital Resources

         Liberty's source of near-term liquidity is its unrestricted cash, which at June 30, 2002, totaled $238,329 as compared to $114,476 at December 31, 2001, an increase of 108.2%. The increase in unrestricted cash resulted from the refinancing of certain self-storage facilities in the first quarter of 2002.

         Liberty's current maturities of long-term debt increased to $10,811,555 at June 30, 2002, from $5,426,118 at December 31, 2001, an increase of $5,385,437, or 99.3%. The increase is a result of Liberty's largest loan, currently $8,736,057, having a scheduled maturity of June 2003, in connection with ten of Liberty's self-storage facilities. The increase in Liberty's current maturities of long-term debt is less than the amount of the maturing loan because of the refinancing of the loans associated with our Avon and Southold self-storage facilities in the first quarter of 2002.

         Prior to acquisition by the operating partnership, Liberty
Self-Stor, Ltd. had a history of 10 consecutive quarters of losses, and Liberty has incurred losses in all quarters since acquisition by the operating partner. As Liberty continues to implement its business plan, present sources of financing will not be adequate to support Liberty's increased cash needs. Liberty is currently seeking additional equity financing and is in the process of refinancing some of its mortgages. In the next 12 months, Liberty needs this additional financing to continue to meet its debt obligations and to finance its growth. There is no guarantee that Liberty will be able to obtain the necessary financing or that the terms of any financing will be satisfactory or favorable to Liberty. Long-term liquidity will depend on Liberty's ability to obtain financing and attain profitable operations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees all of Liberty's debt.

         During 2002 and 2001, Liberty paid no cash distributions to its shareholders.

Material Changes in Results of Operations

Revenues

         Revenues from real estate operations increased approximately $140,000, or 12.0%, to $1.3 million in the second quarter of 2002 from $1.16 million in the comparable quarter of 2001. Approximately $117,000, or 83.6%, of the increase was attributable to the addition of the Westlake self-storage facility since June 30, 2001, and increased occupancy at the Painesville and Leuer Avenue self-storage facilities, both of which opened in the second half of 2000, and the remainder of the increase was primarily attributable to increased rental rates at some of our other self-storage facilities. For the six months ended June 30, 2002, revenues from real estate operations increased $300,000, or 13.5%, to $2.57 million from $2.27 million in the comparable six months ended June 30, 2001. $220,000, or 73.3%, of the increase was attributable to the addition of the Westlake self-storage facility since June 30, 2001, and the improved occupancy of the Painesville and Leuer Avenue self-storage facilities, both of which opened in the second half of 2000, and the remainder of the increase was primarily attributable to increased rental rates at some of our other self-storage facilities. The occupancy rate at our self-storage facilities increased to 68.9% in the second quarter of 2002 from 63.9% in the comparable quarter of 2001.

The increase in the occupancy rate was attributable to the increased occupancy at our three new self-storage facilities, consisting of Painesville, Leuer Avenue, and Westlake, and the increased occupancy at our expanded existing self-storage facilities. The occupancy rates at the self-storage facilities, excluding our three new self-storage facilities, decreased to 76.2% in the second quarter of 2002 from 76.3% in the comparable quarter of 2001.

         Interest and other revenues decreased in 2002 as compared to 2001. The decrease was due to lower invested cash balances in 2002.

Expenses

         Interest expense decreased $79,400, or 13.6%, to $503,300 in the second quarter of 2002 from $582,700 in the comparable quarter of 2001. For the six months ended June 30, 2002, interest expense decreased $102,000, or 9.2%, to $1.007 million from $1.109 million in the comparable six months ended June 30, 2001. The decrease in interest expense is attributable to lower interest rates on existing mortgage notes payable, and the refinancing of mortgage notes payable, at lower rates, in connection with the Avon and Southold self-storage facilities.

         Property taxes and insurance expenses increased $43,000, or 33.1%, to $173,000 in the second quarter of 2002 from $130,000 in the comparable quarter of 2001. For the six months ended June 30, 2002, property taxes and insurance expenses increased $113,000, or 48.7%, to $345,000 from $232,000 in the comparable six months ended June 30, 2001. $50,000, or 44.2%, of the increase was attributable to an increase in the real estate taxes assessed at our Painesville self-storage facility. Liberty is disputing the increased assessment because it believes the property value on the tax bill is significantly greater than the historical cost and market value of the property. The remainder of the increase was attributable to increased property taxes and insurance associated with the operation of our Westlake and Leuer Avenue self-storage facilities.

         Property operating expenses increased $8,000, or 3.2%, to $255,000 in the second quarter of 2002 from $247,000 in the comparable quarter of 2001. For the six months ended June 30, 2002, property operating expenses increased $48,000, or 9.7%, to $541,000 from $493,000 in the comparable six months ended June 30, 2001. The increase in property operating expenses was attributable to the operation of our Westlake self-storage facility, as well as the increased costs associated with advertising.

         Legal and professional fees decreased $8,000, or 19.5%, to $33,000 in the second quarter of 2002 from $41,000 in the comparable quarter of 2001. For the six months ended June 30, 2002, legal and professional fees decreased $7,000, or 11.5%, to $54,000 from $61,000 in the comparable six months ended June 30, 2001. Legal and professional fees include all legal fees, accounting fees and investor relations expenses.

         General and administrative expenses decreased $17,000, or 7.3%, to $217,000 in the second quarter of 2002 from $234,000 in the comparable quarter of 2001. For the six months ended June 30, 2002, general and administrative expenses decreased $52,000, or 11.1%, to $416,000 from $468,000 in the comparable six months ended June 30, 2001. The decrease in general and administrative expenses was primarily attributable to the decreased use of temporary employment services.

         Depreciation and amortization increased $19,000, or 6.3%, to $334,000 in the second quarter of 2002, from $315,000 in the comparable quarter of 2001. For the six months ended June 30, 2002, depreciation and amortization increased $49,000, or 8.0%, to $664,000 from $615,000 in the comparable six months ended June 30, 2001. The increase in depreciation and amortization was primarily attributable to the operation of our Westlake self-storage facility.

Net Loss

         As a result of the factors noted above, Liberty's net loss decreased $52,000, or 44.8%, to $64,000 in the second quarter of 2002 from $116,000 in the comparable quarter of 2001. For the six months ended June 30, 2002, the net loss increased $10,000, or 4.7%, to $223,000 from $213,000 in the comparable six months ended June 30, 2001. Net loss for the six months ended June 30, 2002 included $85,000 related to the cumulative effect of a change in accounting for goodwill as of January 1, 2002.

Funds from Operations

         Liberty believes that Funds From Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of Liberty to incur and service debt and to make capital expenditures. FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of property, the effects of any changes in accounting principles, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO should not be considered a substitute for net income or cash flows, nor should it be considered an alternative to operating performance or liquidity. The following table sets forth the calculation of FFO:

                                                Six Months        Six Months
                                                  Ended             Ended
                                              June 30, 2002      June 30, 2001
                                              -------------     --------------
Net loss                                       $(222,510)        $(212,866)
Depreciation of real estate and amortization
     of intangible assets                        663,586           614,955
Cumulative effect of change in accounting
     principle, net of minority interest          84,817                --
Minority interest                               (321,285)         (496,688)
                                               ---------         ---------

FFO available to common shareholders            $204,608          $(94,599)
                                               =========         =========

Inflation

         Liberty does not believe that inflation has had or will have a direct or adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide Liberty with the opportunity to achieve increases in rental income as each lease matures.

Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. As of January 1, 2002, Liberty completed its impairment test under SFAS No. 142, and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which consisted of $282,721, net of accumulated amortization, in the first quarter of 2002. The write-off is reflected as a cumulative effect of a change in accounting, net of minority interest.

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

        (a) The 2002 Annual Meeting of Stockholders of Liberty was held on May 22, 2002.

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

                                             Name                                                     For
                                         ------------                                              ---------
                                       Steven A. Calabrese                                         1,638,278
                                       Mark D. Grossi                                              1,638,278
                                       Marc C. Krantz                                              1,638,278
                                       Richard M. Osborne                                          1,638,021
                                       Thomas J. Smith                                             1,638,278


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits: 99.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K: Liberty filed a Current Report on Form 8-K under Item 4 on August 6, 2002, relating to the change in Liberty's independent public accountants from Arthur Andersen LLP to Grant Thornton LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Liberty Self-Stor, Inc.

Date:    August 14, 2002       By: /s/ Richard M. Osborne
                               -------------------------------
                               Richard M. Osborne
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)

Date:    August 14, 2002       By: /s/ Sherry L. Kirchenbauer
                               ----------------------------------
                               Sherry L. Kirchenbauer,
                               Chief Financial Officer and Assistant Secretary
                               (Principal Financial and Accounting Officer)