Form 10QSB
period 2002-09-30
LIBERTY SELF STOR INC
filed 2002-11-15
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Issuer had 3,082,668 shares of common stock outstanding on November 12, 2002

Transition Small Business Disclosure Format. Yes [ ]     No [x]

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2002

                                Table of Contents

                                                                                            Page
                                                                                            ----
PART I

Item 1.       Financial Statements                                                            3
Item 2.       Management's Discussion and Analysis or Plan of Operation                      18
Item 3.       Controls and Procedures                                                        23

PART II

Item 1.       Legal Proceedings                                                              24
Item 6.       Exhibits and Reports on Form 8-K                                               24

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

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001

                           ASSETS
                                                                  September 30,
                                                                      2002          December 31,
                                                                  (Unaudited)           2001
                                                                   ---------            ----
ASSETS:
  Cash                                                           $   148,447        $   114,476
  Accounts receivable                                                 82,463             82,769
  Restricted cash                                                          -              2,192
  Other current assets                                                23,194             24,287
                                                                 -----------        -----------

         Total current assets                                        254,104            223,724

PROPERTY AND EQUIPMENT:
  Land                                                             4,189,306          4,189,306
  Buildings and improvements                                      30,982,741         30,931,978
  Furniture and equipment                                            214,689            210,242
                                                                 -----------        -----------
                                                                  35,386,736         35,331,526
  Less - Accumulated depreciation                                  3,254,262          2,295,627
                                                                 -----------        -----------
                                                                  32,132,474         33,035,899

OTHER ASSETS:
  Goodwill, net                                                            -            282,721
  Other assets                                                       195,027            117,517
                                                                 -----------        -----------

         Total assets                                            $32,581,605        $33,659,861
                                                                 ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Current maturities of long-term debt                           $10,719,205        $ 5,426,118
  Notes payable to related party                                           -            480,000
  Accounts payable                                                   384,034            172,465
  Accounts payable to related party                                  277,054            120,211
  Accrued expenses                                                   720,831          1,003,536
                                                                 -----------        -----------
         Total current liabilities                                12,101,124          7,202,330

LONG-TERM DEBT, net of current maturities                         18,110,722         23,176,220

OTHER LONG-TERM LIABILITIES                                          152,355             25,461

MINORITY INTEREST LIABILITY                                        1,549,343          2,276,255

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding                   -                 -
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:                                                    3,082,668          3,082,668
  Paid-in capital                                                 22,719,644         22,719,644
  Distributions and losses in excess of income                   (24,822,717)       (24,531,532)
  Current year loss                                                 (273,581)          (291,185)
  Other comprehensive loss - fair value of cash flow hedge           (37,953)                 -
                                                                 -----------        -----------

         Total shareholders' equity                                  668,061            979,595
                                                                 -----------        -----------

         Total liabilities and shareholders' equity              $32,581,605        $33,659,861
                                                                 ===========        ===========

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
          Consolidated Statements of Operations and Comprehensive Loss
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                  2002           2001         2002         2001
                                                  ----           ----         ----         ----
GROSS REVENUES:
  Revenues from real estate operations         $1,368,204     $1,266,132   $3,935,884   $3,529,286
  Interest and other                                1,476          2,544        1,485        8,157
                                               ----------     ----------   ----------   ----------
         Total Revenues                         1,369,680      1,268,676    3,937,369    3,537,443

OPERATING EXPENSES:
  Interest expense                                492,607        568,853    1,499,863    1,677,833
  Property taxes and insurance                    178,030        134,132      523,276      366,502
  Property operating expenses                     280,718        250,765      821,222      743,469
  Legal and professional fees                      45,386         31,481       99,480       92,441
  General and administrative,
    including amounts paid to
    related parties of $36,000 and
    $12,000 in the nine and three
    month periods, respectively                   209,666        230,523      625,647      698,875
  Depreciation and amortization                   333,511        313,986      997,097      928,941
                                               ----------     ----------   ----------   ----------
         Total expenses                         1,539,918      1,529,740    4,566,585    4,508,061
                                               ----------     ----------   ----------   ----------

Loss before minority interest and
  cumulative effect of change in
  accounting principle                           (170,238)      (261,064)    (629,216)    (970,618)

Minority interest                                 119,167        182,745      440,452      679,433
                                               ----------     ----------   ----------   ----------

Loss before cumulative effect of
  change in accounting principle                  (51,071)       (78,319)    (188,764)    (291,185)

Cumulative effect of change
  in accounting principle, net of
  minority interest of $197,904                         -              -      (84,817)           -
                                               ----------     ----------   ----------   ----------

         Net loss                                 (51,071)       (78,319)    (273,581)    (291,185)

Other comprehensive loss:
  Fair value of cash flow hedge, net
  of minority interest of $32,602 and
  $88,556 for the three and nine months
  ended September 30, 2002                        (13,972)             -      (37,953)           -
                                               ----------     ----------   ----------   ----------

Comprehensive loss                             $  (65,043)    $  (78,319)  $ (311,534)  $ (291,185)
                                               ==========     ==========   ==========   ==========

                     Liberty Self-Stor, Inc. and Subsidiary
          Consolidated Statements of Operations and Comprehensive Loss
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                    2002          2001         2002         2001
                                                    ----          ----         ----         ----
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED BEFORE
  CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                          (0.02)        (0.03)        (0.06)       (0.09)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED FOR CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                             -             -         (0.03)           -

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                              $  (0.02)     $  (0.03)     $  (0.09)    $  (0.09)

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                     2002               2001
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $ ( 273,581)       $  (291,185)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                   997,097            928,941
     Stock compensation expense                                            -             15,000
     Minority interest liability                                    (638,356)          (679,433)
     Cumulative effect of change in accounting principle             282,721                  -
Changes in operating assets and liabilities:
  Restricted cash                                                      2,192                904
  Accounts receivable                                                    306            (12,091)
  Other current assets                                                 1,093            (42,721)
  Other assets                                                      (115,972)           (28,876)
  Accounts payable                                                   211,569            (41,941)
  Accrued expenses                                                  (282,705)          (355,710)
  Other liabilities                                                  157,228              5,359
                                                                 -----------        -----------

         Net cash provided by (used in) operating activities         341,592           (501,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (55,210)        (1,277,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                               (5,302,411)        (3,699,428)
Borrowings on notes payable                                        5,050,000          4,967,763
                                                                 -----------        -----------

         Net cash (used in) provided by financing activities        (252,411)         1,268,335
                                                                 -----------        -----------

INCREASE (DECREASE) IN CASH                                           33,971           (511,175)

CASH,
  beginning of period                                                114,476            689,290
                                                                 -----------        -----------

CASH,
  end of period                                                  $   148,447        $   178,115
                                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURE:
     Non-cash transaction - Issuance of stock                              -        $    15,000

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life real estate investment trust ("REIT"). As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At September 30, 2002, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,549,343 at September 30, 2002, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At September 30, 2002, Liberty owned and operated 19 self-storage facilities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the nine months ended September 30, 2002 includes the results of operations of LSS for the entire period.

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

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, restricted cash, accounts receivable, notes payable, and an interest rate swap. Cash and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. In the opinion of management, the carrying values of notes payable at September 30, 2002 and December 31, 2001 approximate their respective fair values as of such dates. The interest rate swap agreement is carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to an interest rate swap agreement with a commercial bank that qualifies for hedge accounting under SFAS No. 133. Liberty has recognized a loss, after minority interest, of approximately $14,000 and $38,000 through other comprehensive income for the three and nine month periods ended September 30, 2002, respectively. The fair market value of the swap at September 30, 2002, of approximately $127,000 is included in other long-term liabilities in the accompanying consolidated balance sheet.

Recently Issued Accounting Pronouncements

In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. The pronouncement also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 had no impact on Liberty's consolidated financial statements.

In 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. In 2002, Liberty completed its impairment test under SFAS No. 142, and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which consisted of $282,721, net of accumulated amortization, in the first quarter of 2002. Liberty determined that the total goodwill was impaired based upon the fair market value of its common stock (based upon quoted prices) in relation to the total shareholders' equity of the company as of January 1, 2002. The write-off is reflected as a cumulative effect of a change in accounting, net of minority interest.

In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after September 15, 2002. Liberty is evaluating the impact, if any, of SFAS No. 143.

In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 as of January 1, 2002 had no impact on Liberty's operations or financial position.

3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                 9/30/02           12/31/01
                                                                                                 -------           --------
Mortgage notes payable to a bank with monthly installments of $78,243 including interest at 6.74%, amortized over a twenty year period with a maturity date of
  June 1, 2003, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                    $ 8,653,666          $ 8,916,181

Mortgage note payable to a bank, secured by certain real property and personally guaranteed by a stockholder of Liberty, repaid in the first quarter
  of 2002.                                                                                             -              884,582

Mortgage note payable to a bank with monthly installments of $2,035 including interest at 7.60% amortized over a twenty-three year period with a maturity date of June 1, 2003, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                        248,924              253,355

Mortgage note payable to a bank, secured by certain
  real property and personally guaranteed by a stockholder
  of Liberty, repaid in the first quarter of 2002.                                                     -              530,415

Note payable to a corporation secured by certain real property and personally
  guaranteed by a stockholder of Liberty, repaid in the first quarter of 2002.                         -              250,000

Mortgage note payable to a bank, secured by certain
   real property and personally guaranteed by a stockholder
   of Liberty, repaid in the first quarter of 2002.                                                    -            2,527,218

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 8.0% amortized over a twenty year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                      1,767,352            1,810,167

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a twenty year amortization, due June 2004, secured
  by certain real property, and personally guaranteed by a stockholder of Liberty.               555,926              568,137

Mortgage note payable to a bank for construction and term financing of real property, interest currently at 9.1% amortized over an eighteen year period with a maturity date of June 1, 2003, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                             641,789              656,595

Mortgage note payable to a bank for construction and term financing of real property, interest at 5.48% amortized over an eighteen year period with a maturity date of October 31, 2002, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                             735,183              771,568

Mortgage note payable to a bank for term financing, interest at 9.1% amortized over a twenty year period with a maturity date of June 1, 2005, secured by
  certain real property and personally guaranteed by a stockholder of Liberty.                 1,522,344            1,549,702

Mortgage note payable to an individual with monthly installments of $3,777 including interest at 7.75% amortized over a twenty-five-year period with a maturity date of June 30, 2025, secured by certain real property and
  personally guaranteed by a stockholder of Liberty.                                             483,256              489,585

Mortgage note payable to a bank for construction and term financing of real property, interest at 6.25% amortized over a ten year period with a maturity date of August 1, 2011, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                      2,471,390            2,515,433

Unsecured note payable to Liberty's Chairman and Chief Executive Officer, with monthly interest payments of $5,146, at a rate of 4.75%, with a maturity date
  of October 1, 2003.                                                                          1,300,000            1,300,000

Mortgage note payable to a bank for term financing of real property, interest at
  7.5%, amortized over a twenty year period with a maturity date of March 30,
  2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                      1,928,517            1,972,324

Mortgage note payable to a bank for term financing of real property, interest at
  7.5% amortized over a twenty year period with a maturity date of April 24,
  2021, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                      3,536,927            3,607,076

Mortgage note payable to a bank for term financing of real property, interest at prime rate plus.5% amortized over a twenty-two year period with a maturity date of February 1, 2007, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                      1,721,194                 -

Mortgage note payable to a bank for term financing of real property, interest at
  5.75% amortized over a twenty year period with a maturity date of April 1,
  2006, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                                      3,263,459                 -
                                                                                             -----------          -----------

                                                                                             $28,829,927          $28,602,338
Less Current Maturities                                                                       10,719,205            5,426,118
                                                                                             -----------          -----------
                                                                                             $18,110,722          $23,176,220

Future matures of debt are as follows:

2002                             $10,719,205
2003                               2,295,848
2004                               1,890,708
2005                               3,395,454
2006                               1,874,356
Thereafter                         8,654,356
                                 -----------

                                 $28,829,927

During the three and nine months ended September 30, 2002, Liberty paid $492,607 and $1,499,863 in interest on its debt instruments, compared to $568,853 and $1,677,833 for the three and nine months ended September 30, 2001.

4.  NOTES PAYABLE TO RELATED PARTY:

Liberty had an unsecured demand note payable to its Chairman and Chief Executive Officer with an outstanding principal balance of $480,000 as of December 31, 2001. The note was paid in full by Liberty in the second quarter of 2002.

5.  EARNINGS/LOSS PER SHARE:

Basic loss per share of common stock for 2002 and 2001 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for the three and nine months ended September 30, 2002, compared to 3,082,668 and 3,065,822 for the three and nine months ended September 30, 2001, respectively.

There were no dilutive securities outstanding in 2001 or 2002.

During 2002 and 2001, Liberty paid no cash distributions to its shareholders.

6.  INCOME TAXES:

Liberty has previously elected to be taxed as a REIT pursuant to Section 856
(c)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2002. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $6,000,000. These net operating loss carryforwards will expire at various dates through 2019. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of September 30, 2002 and December 31, 2001, Liberty owes Liberty Self-Stor II, Ltd. $174,441 and $17,598, respectively, associated with these transactions, as well as cash advances between the companies, which is included in accounts payable to related parties in the accompanying consolidated balance sheet.

At September 30, 2002, and December 31, 2001, Liberty had cash of $58,907 and $28,230, respectively, at a financial institution which is partially owned by a group controlled by Mr. Osborne.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. Included in general and administrative expenses, the rent was $36,000 and $12,000 in the nine and three month periods, respectively.

Interest expense on related party notes payable was $15,781 and $52,295 for the three and nine month periods ended September 30, 2002.

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

8.  COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs through September 30, 2002, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

9.  EMPLOYEE BENEFITS:

The 1999 Stock Option Plan ("the Plan") permits the grant of nonstatutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of September 30, 2002, 180,000 options have been granted.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted. The pro forma compensation expense in 2002 and 2001 related to the stock options granted was immaterial.

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

         The following discussion of the "Material Changes in Results of Operations" should be read in conjunction with accompanying Balance Sheets, Statements of Operations and Statements of Cash Flows and the notes thereto.

         Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

Liquidity and Capital Resources

         Liberty's source of near-term liquidity is its unrestricted cash, which at September 30, 2002, totaled $148,447 as compared to $114,476 at December 31, 2001, an increase of 29.7%. The increase in unrestricted cash resulted primarily from cash provided by operating activities.

         Liberty's current maturities of long-term debt increased to $10,719,205 at September 30, 2002, from $5,426,118 at December 31, 2001, an increase of $5,293,087, or 97.5%. The increase is a result of Liberty's largest loan, having a current principal balance of $8,653,666, and a scheduled maturity of June 2003, relating to ten of Liberty's self-storage facilities. The increase in Liberty's current maturities of long-term debt is less than the amount of the maturing loan because of the refinancing of the loans associated with our Avon and Southold self-storage facilities in the first quarter of 2002.

         Prior to acquisition by the operating partnership, Liberty Self-Stor, Ltd. had a history of 10 consecutive quarters of losses, and Liberty has incurred losses in all quarters since acquisition by the operating partner. As Liberty continues to implement its business plan, present sources of financing will not be adequate to support Liberty's cash needs. Liberty is currently in the process of refinancing some of its mortgages. In the next 12 months, Liberty needs this additional financing to continue to meet its debt obligations. There is no guarantee that Liberty will be able to obtain the necessary financing or that the terms of any financing will be satisfactory or favorable to Liberty. Long-term liquidity will depend on Liberty's ability to obtain financing and attain profitable operations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees all of Liberty's debt.

         During 2002 and 2001, Liberty paid no cash distributions to its shareholders.

Material Changes in Results of Operations

Revenues

         Revenues from real estate operations increased approximately $100,000, or 8.1%, to $1.37 million in the third quarter of 2002 from $1.27 million in the comparable quarter of 2001. Approximately $84,000, or 82.5%, of the increase was attributable to the addition of the Westlake self-storage facility since June 30, 2001, and increased occupancy at the Painesville and Leuer Avenue self-storage facilities, both of which opened in the second half of 2000, and the remainder of the increase was primarily attributable to increased rental rates at some of our other self-storage facilities. For the nine months ended September 30, 2002, revenues from real estate operations increased $400,000, or 11.5%, to $3.93 million from $3.53 million in the comparable nine months ended September 30, 2001. $310,000, or 76.9%, of the increase was attributable to the addition of the Westlake self-storage facility since June 30, 2001, and the increased occupancy of the Painesville and Leuer Avenue self-storage facilities, both of which opened in the second half of 2000, and the remainder of the increase was primarily attributable to increased rental rates at some of our other self-storage facilities. The occupancy rate at our self-storage facilities increased to 68.1% in the third quarter of 2002 from 66.1% in the comparable quarter of 2001. The increase in the occupancy rate was attributable to the increased occupancy at our three new self-storage facilities, consisting of Painesville, Leuer Avenue, and Westlake, and the increased occupancy at our expanded existing self-storage facilities. The occupancy rates at the self-storage facilities, excluding our three new self-storage facilities, decreased to 74.6% in the third quarter of 2002 from 76.4% in the comparable quarter of 2001.

         Interest and other revenues decreased in 2002 as compared to 2001. The decrease was due to lower invested cash balances in 2002.

Expenses

         Interest expense decreased $76,300, or 13.4%, to $492,600 in the third quarter of 2002 from $568,900 in the comparable quarter of 2001. For the nine months ended September 30, 2002, interest expense decreased $178,000, or 10.6%, to $1.500 million from $1.678 million in the comparable nine months ended September 30, 2001. The decrease in interest expense is attributable to lower interest rates on existing mortgage notes payable, and the refinancing of mortgage notes payable, at lower rates, related to the Avon and Southold self-storage facilities.

         Property taxes and insurance expenses increased $44,000, or 32.7%, to $178,000 in the third quarter of 2002 from $134,000 in the comparable quarter of 2001. For the nine months ended September 30, 2002, property taxes and insurance expenses increased $156,000, or 42.8%, to $523,000 from $367,000 in the comparable nine months ended September 30, 2001. $85,000, or 54.5%, of the increase was attributable to an increase in the real estate taxes assessed at our

Painesville self-storage facility. Liberty is disputing the increased assessment because it believes the property value on the tax bill is significantly greater than the historical cost and market value of the property. The remainder of the increase was attributable to increased property taxes and insurance associated with the operation of our Westlake and Leuer Avenue self-storage facilities.

         Property operating expenses increased $30,000, or 11.9%, to $281,000 in the third quarter of 2002 from $251,000 in the comparable quarter of 2001. For the nine months ended September 30, 2002, property operating expenses increased $78,000, or 10.5%, to $821,000 from $743,000 in the comparable nine months ended September 30, 2001. The increase in property operating expenses was attributable to the operation of our Westlake self-storage facility, as well as the increased costs associated with advertising.

         Legal and professional fees increased $14,000, or 44.2%, to $45,000 in the third quarter of 2002 from $31,000 in the comparable quarter of 2001. For the nine months ended September 30, 2002, legal and professional fees increased $7,000, or 7.6%, to $99,000 from $92,000 in the comparable nine months ended September 30, 2001. Legal and professional fees include all legal fees, accounting fees and investor relations expenses. The increase in legal and professional fees was primarily attributable to legal expenses associated with changing registrar and transfer agents.

         General and administrative expenses decreased $20,000, or 9.0%, to $210,000 in the third quarter of 2002 from $230,000 in the comparable quarter of 2001. For the nine months ended September 30, 2002, general and administrative expenses decreased $73,000, or 10.5%, to $626,000 from $699,000 in the comparable nine months ended September 30, 2001. The decrease in general and administrative expenses was primarily attributable to the decreased use of temporary employment services.

         Depreciation and amortization increased $20,000, or 6.2%, to $334,000 in the third quarter of 2002, from $314,000 in the comparable quarter of 2001. For the nine months ended September 30, 2002, depreciation and amortization increased $68,000, or 7.3%, to $997,000 from $929,000 in the comparable nine months ended September 30, 2001. The increase in depreciation and amortization was primarily attributable to the operation of our Westlake self-storage facility, offset in part by no amortization of goodwill ($3,000 and $9,000 in the three and nine month periods ended September 30, 2001) being recorded in 2002 due to the adoption of SFAS No. 142.

Net Loss

         As a result of the factors noted above, Liberty's net loss decreased $27,000, or 34.8%, to $51,000 in the third quarter of 2002 from $78,000 in the comparable quarter of 2001. For the nine months ended September 30, 2002, the net loss decreased $17,000, or 6.0%, to $274,000 from $291,000 in the comparable nine months ended September 30, 2001. Net loss for the nine months ended September 30, 2002 included an $85,000 expense related to the cumulative effect of a change in accounting for goodwill as of January 1, 2002 in connection with Liberty's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." In 2002, Liberty completed its impairment analysis of goodwill and wrote off the entire net carrying value of $282,721 effective January 1, 2002.

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

                                                        Nine Months            Nine Months
                                                           Ended                  Ended
                                                     September 30, 2002     September 30, 2001
                                                     ------------------     ------------------
Net loss                                                  $(273,581)            $(291,185)
Depreciation of real estate and amortization
   of intangible assets                                     997,097               940,252
Cumulative effect of change in accounting
   principle, net of minority interest                       84,817                     -
Minority interest                                          (440,452)             (679,433)
                                                          ---------             ---------

FFO available to common shareholders                      $ 367,881             $ (30,366)
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

Recently Issued Accounting Pronouncements

         In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. The pronouncement also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 had no impact on Liberty's consolidated financial statements.

         In 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. In 2002, Liberty completed its impairment test under SFAS No. 142, and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which was $282,721, net of accumulated amortization, in the first quarter of 2002. The write-off is reflected as a cumulative effect of a change in accounting, net of minority interest.

         In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after September 15, 2002. Liberty is evaluating the impact, if any, of SFAS No. 143.

         In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 as of January 1, 2002 had no impact on Liberty's operations or financial position.

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

              - the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, rising insurance costs;

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

ITEM 3.      CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's President, Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's President, Chief Executive Officer, and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty required to be included in Liberty's periodic SEC filings. There have been no significant changes in Liberty's internal controls or in other factors which could significantly affect internal controls subsequent to the date Liberty carried out its evaluation.

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

                             Liberty Self-Stor, Inc.

Date:  November 14, 2002             By:    /s/ Richard M. Osborne
                                 -------------------------------
                                 Richard M. Osborne
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)

Date:  November 14, 2002             By:    /s/ Sherry L. Kirchenbauer
                                 -------------------------------
                                 Sherry L. Kirchenbauer,
                                 Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS PERSUANT TO 17 CFR SECTION 240.13a-14

I, Richard M. Osborne, Chairman of the Board and Chief Executive Officer of Liberty Self-Stor, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Liberty Self-Stor, Inc.

2. Based on my knowledge, this quarterly report does no contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By /s/ Richard M. Osborne
-------------------------------------------------
Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS PERSUANT TO 17 CFR SECTION 240.13a-14

I, Sherry L. Kirchenbauer, Chief Financial Officer of Liberty Self-Stor, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Liberty Self-Stor, Inc.

2. Based on my knowledge, this quarterly report does no contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By /s/ Sherry L. Kirchenbauer
-----------------------------
Sherry L. Kirchenbauer
Chief Financial Officer
(Principal Financial Officer)

The Company has filed as Exhibit 99.1 to this quarterly report on Form 10-QSB the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.