Form 10KSB
period 2002-12-31
LIBERTY SELF STOR INC
filed 2003-03-31
CIK 1086411

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $5,320,399

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $955,627

The Issuer had 3,082,668 shares of common stock outstanding on March 3, 2003.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

Documents incorporated by reference: Portions of the 2003 Proxy Statement of Liberty Self-Stor, Inc. are incorporated by reference into Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            LIBERTY SELF-STOR, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                         PAGE
                                                                         ----
PART I
Item 1:   Description of Business.....................................     1
Item 2:   Description of Property.....................................     3
Item 3:   Legal Proceedings...........................................     8
Item 4:   Submission of Matters to a Vote of Security Holders.........     8

PART II
Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................     9
Item 6:   Management's Discussion and Analysis or Plan of Operation...     9
Item 7:   Financial Statements........................................    14
Item 8:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    15

PART III
Item 9:   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................    16
Item 10:  Executive Compensation......................................    16
Item 11:  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    16
Item 12:  Certain Relationships and Related Transactions..............    16
Item 13:  Exhibits, List, and Reports on Form 8-K.....................    16
Item 14:  Controls and Procedures.....................................    17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

     At a special meeting of Meridian's shareholders in lieu of an annual meeting of shareholders on December 28, 1999, Meridian's shareholders approved the re-incorporation in which Meridian was merged with and into Liberty with Liberty as the surviving entity. Also, at the special meeting, Meridian's shareholders approved the acquisition of Liberty Self-Stor, Ltd., an Ohio limited liability company owned by Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, which then owned 15 self-storage facilities. The acquisition was accomplished through the reorganization of the company as an umbrella partnership real estate investment trust, or UPREIT. In an UPREIT structure, the publicly-held REIT is the general partner of an operating partnership which owns the properties of the REIT.

     Unless the context indicates otherwise, Liberty as used herein refers to Liberty Self-Stor, Inc., as successor-in-interest to Meridian, the operating partnership and the self-storage company.

     Operating Partnership. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially all of its assets, either directly or through subsidiaries. Liberty manages the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership or other partnerships or entities that may be formed as subsidiaries of Liberty.

     Business. Liberty is a self-managed real estate investment trust that manages, acquires, develops, expands and operates self-storage facilities. As of December 31, 2002, Liberty owned and operated 19 self-storage facilities consisting of 924,175 rentable square feet, situated in two states, Ohio and New York. The average occupancy at the facilities increased 4.11% to 72.78% as of December 31, 2002, from 69.91% in the prior year. The average annual rental rate per occupied square foot decreased 1.30% to $7.62 as of December 31, 2002, from $7.72 in the prior year.

     Liberty seeks to increase cash flow and enhance shareholder value through efficient management and selective acquisitions of new self-storage facilities. In addition, Liberty manages its facilities by seeking to increase rents, where feasible, and occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving existing facilities and developing new facilities, if economic conditions warrant.

     Liberty's principal executive offices are located at 8500 Station Street, Suite 100, Mentor, Ohio 44060 and its telephone number is 440-974-3770.

     Industry Overview. Liberty believes that self-storage facilities offer inexpensive storage space to residential and commercial users. Throughout the past five years, demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy rates. However, recession and uncertain economic conditions have caused occupancy rates to decrease in the industry. Liberty expects the demand for self-storage to become strong again once the national economy shows signs of improvement.

     Federal Income Tax. Liberty intends to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. Liberty's continued qualification as a REIT in current and future taxable years will depend upon whether Liberty and the operating partnership continue to meet the various qualification tests imposed under the Code.

     If Liberty continues to qualify for taxation as a REIT and distributes to its stockholders at least 90% of its taxable income, excluding net capital gains, it generally will not be subject to federal corporate income tax on the portion of its ordinary income or capital gain that is timely distributed to its stockholders. This treatment substantially eliminates the "double taxation" at the corporate and stockholder levels that generally results from an investment in a corporation. If Liberty were to fail to qualify as a REIT, it would be taxed at rates applicable to corporations on all of its net income, whether or not distributed to its stockholders. Even if Liberty continually qualifies as a REIT, it may be subject to federal income or excise tax in some circumstances.

     Employees. Liberty currently employs 32 full-time and 9 part-time employees, including 23 on-site managers and 2 regional managers. None of Liberty's employees are covered by a collective bargaining agreement. Liberty considers its employee relations to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

THE SELF-STORAGE FACILITIES

     As of December 31, 2002, Liberty owned and operated 19 self-storage facilities containing an aggregate of 924,175 square feet. Sixteen of the self-storage facilities are located in Ohio and the other three are located in New York. Liberty owns 100% fee interest in each of the self-storage facilities. The following table provides an overview of information regarding the self-storage facilities:

                                                       RENTABLE
                               DATE     YEAR BUILT/     SQUARE
LOCATION                     ACQUIRED    EXPANDED        FT.       ACRES    UNITS    CONSTRUCTION
--------                     --------   -----------   ----------   ------   -----   ---------------
OHIO:
Avon.......................  10/31/97     1981-         67,423       6.12     495   Masonry & Steel
                                        1986/1998*
Canton.....................   4/22/97    1979-87        41,175      11.15     388   Concrete
Catawba....................   6/30/97   1988/1998*      43,052       7.57     302   Steel
Cleveland..................   12/3/96   1997/1999*      46,400       3.68     353   Steel
Dayton.....................   5/22/97   1989/2000*      47,250       5.00     368   Concrete
East Canton................   5/30/97      1997         26,700      12.63     177   Steel
East Liverpool.............  10/31/96   1986-1996       29,990      11.49     222   Steel
Leuer Avenue...............   5/22/00      2000         59,950       1.80     592   Steel
Louisville.................   5/30/97   1988-1990       53,060       6.83     364   Masonry
Mentor.....................   3/20/98   1983/1999*      66,302       6.00     441   Masonry
Painesville (1)............  10/01/00   1940/2000*      77,500       3.20     368   Steel
Perry......................   1/10/97   1992/1997*      63,950       6.19     397   Steel
Ravenna....................   3/31/97      1988         16,950       1.79     150   Steel
Springfield................   5/24/00   1986-1999       59,450       4.60     747   Steel
Westlake...................    6/1/00      2001         63,500       4.40     475   Masonry/Steel
Willoughby.................   10/4/96      1997         33,998       2.37     276   Masonry

NEW YORK:
Endicott...................  11/20/96      1989         35,580       4.99     297   Concrete/Steel
                                                                                    Roof
Southold...................    6/1/97      1989         53,055       6.95     552   Steel
Riverhead..................   5/26/99   1985-1986/      38,890       3.05     336   Steel
                                                       -------     ------   -----
                                          1999*
TOTAL..............................................    924,175     109.81   7,300
                                                       =======     ======   =====

---------------

 *  Year additional units were added by Liberty.

(1) In addition, Painesville has 26,285 square feet of office and retail space, with an occupancy rate of 74.2% and an annual rental rate of $10.62 per square foot at December 31, 2002.

     The following table shows the occupancy rates and annual rental rates per square foot for each of the 19 self-storage facilities for the year ended December 31, 2002:

                                                                                 ANNUAL RENTAL
                                                                               RATE PER OCCUPIED
LOCATION                                                      OCCUPANCY RATE      SQUARE FOOT
--------                                                      --------------   -----------------
OHIO:
Avon........................................................      92.70%             $5.38
Canton......................................................      54.68               4.66
Catawba.....................................................      69.80               3.58
Cleveland...................................................      91.65              10.15
Dayton......................................................      66.72               7.96
East Canton.................................................      75.84               4.73
East Liverpool..............................................      86.85               5.38
Leuer Avenue................................................      42.03              10.67
Louisville..................................................      85.04               4.77
Mentor......................................................      60.53               7.37
Painesville.................................................      26.67               8.75
Perry.......................................................      71.36               5.54
Ravenna.....................................................      83.63               6.54
Springfield.................................................      71.01               5.58
Westlake....................................................      80.41               8.65
Willoughby..................................................      81.66               8.27

NEW YORK:
Endicott....................................................      77.42               8.47
Southold....................................................      90.70              13.19
Riverhead...................................................      71.92              12.43
                                                                  -----              -----
TOTAL.......................................................      72.78%             $7.62

     Environmental and Other Regulations. Liberty is subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. Liberty has not received any notice from any governmental authority or private party of any material environmental noncompliance, claim or liability in connection with any of the self-storage facilities. Liberty is not aware of any environmental condition with respect to any of the self-storage facilities that could have a material adverse effect on Liberty's financial condition, liquidity or results of operations.

     Under various federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances violated a tenant's lease. Liberty prohibits the storage of hazardous or toxic substances in its lease agreements with its tenants; however, Liberty is not in a position to know what a tenant stores at its self-storage facility. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property, may adversely affect the owner or operator's ability to use the contaminated property as collateral in connection with borrowing money. In connection with the ownership of the self-storage facilities, Liberty may be potentially liable for any cleanup costs.

     Liberty conducts Phase I environmental audits for each facility it acquires or constructs. None of these audits revealed any need for remediation.

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

     Competition. The facilities compete with a variety of other self-storage companies, including national, regional and local companies. Each facility has at least two other self-storage facilities within a five mile radius. Many of Liberty's competitors are larger and have substantially greater financial resources than Liberty. Local competition has the effect of keeping both occupancy and rental rates down. Competition may also reduce the number of suitable acquisition opportunities offered to Liberty and increase the bargaining power of property owners seeking to sell. If competition increases, Liberty could experience a decrease in its existing occupancy levels and rental rates, which could decrease the cash available for distribution. In addition, the self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of such overbuilding might cause Liberty to experience a decrease in occupancy levels, limit Liberty's ability to increase rents, and compel Liberty to offer discounted rents.

     Leases. Space at each facility is leased on a monthly basis using a standard form lease agreement. Attached to each lease agreement is a lease addendum notifying lessees that they store goods at their own risk.

     Insurance. In the opinion of Liberty's management, the facilities are adequately covered by insurance. Each facility has a limit on coverage determined by management and Liberty's insurance company, and each policy carries a $2,500 deductible. Liberty's responsibility for losses extends only to the actual property and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. Liberty's management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on Liberty's investments at a reasonable cost and on suitable terms.

     In addition, Liberty maintains title insurance insuring fee title to the self-storage facilities in an aggregate amount believed to be adequate.

     Mortgages. The Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton, and Endicott facilities are all encumbered by mortgages which secure a $9,845,000 loan. The loan had a fixed interest rate for the initial three years equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. On December 9, 2002, the loan was modified. The interest rate was adjusted to 30-day LIBOR plus 2.50%, currently 3.92%, and the loan maturity date was extended to June 1, 2006. The loan is being amortized over a 20-year period. Current principal and interest payments are $53,855 per month. The loan is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $8,597,966.

     The Dayton facility is further encumbered by a mortgage securing an $802,000 construction and development loan. The loan had a variable interest rate equal to 2.25% above the weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of two years with maturity to occur on October 31, 2002. On December 9, 2002, the loan was modified. The interest rate was adjusted to 30-day LIBOR plus 2.50%, currently 3.92%, and the loan maturity date was extended to June 1, 2006. Monthly principal payments are being amortized over a fifteen-year period. Current principal and interest payments are $6,958 per month. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $726,327.

     The Catawba facility is further encumbered by a mortgage securing a $265,087 construction and development loan. The interest rate on the loan was equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of two years. As of June 1, 2001, the interest rate was adjusted to

7.60%. On December 9, 2002, the loan was modified. The interest rate was adjusted to 30-day LIBOR plus 2.50%, currently 3.92%, and the loan maturity date was extended from June 2003 to June 1, 2006. Principal payments are being amortized over a nineteen-year period. Current principal and interest payments are $2,035 per month. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $248,003.

     The East Liverpool facility was also encumbered by a $250,000 mortgage. In the first quarter of 2002, the note was paid in full.

     The Avon facility is encumbered by a mortgage in the amount of $1,750,000, which is guaranteed by Mr. Osborne and matures on February 1, 2007. The interest rate is the lending bank's prime rate, plus 0.50%, currently 4.75%. Monthly principal and interest payments are currently $10,777, amortized over a 22-year period. The principal amount of the loan as of December 31, 2002, was $1,713,959.

     The Mentor facility is encumbered by a mortgage securing a $1,884,000 construction and development loan, maturing June 4, 2009. The interest on the loan is 2.75% above the current weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of three years. Currently, the interest rate is 6.63%. Principal and interest payments are $15,769 per month, amortized over a 20-year period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $1,758,410.

     The Southold facility is encumbered by a mortgage in the amount of $3,300,000, which matures on April 1, 2006. Current monthly principal and interest payments are $16,977, amortized over a 20-year period. The interest rate is 30-day LIBOR plus 2.25%, currently 3.67%. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $3,250,974. Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction of $1,650,000 is equivalent to 50% of the mortgage principal. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR by 4.02%.

     The Cleveland and Leuer Avenue facilities are encumbered by a mortgage in the amount of $3,652,000, maturing on April 24, 2021. Current monthly principal and interest payments are $29,672 with an interest rate of 7.50%, using a 20-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002 was $3,514,822.

     The Riverhead facility is encumbered by a mortgage in the amount of $600,000, maturing June 2004. Current monthly principal and interest payments are $5,207, with an interest rate of 8.50%, using a 20-year amortization. This note is personally guaranteed by Thomas J. Smith, President and Chief Operating Officer of Liberty. The principal amount of the loan as of December 31, 2002 was $553,379. The Riverhead facility is further encumbered by a second mortgage in the amount of $674,000, maturing on June 1, 2003. Interest is variable and is 2.50% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. The loan provided for interest only payments through December 31, 2000 and thereafter converted an eighteen-year amortization. Current monthly principal and interest payments are $2,260. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $135,402.

     The Springfield facility is encumbered by a mortgage in the amount of $1,600,000, maturing on June 1, 2005. Current monthly principal and interest payments are $14,499, with an interest rate of 9.10%, using a 20-year amortization. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $1,516,450. The Springfield facility is encumbered by a second mortgage in the amount of $500,000, maturing on June 30, 2025. Current monthly principal and interest payments are $3,777, with an interest rate of 7.75%, using a 25-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $481,941.

     The Westlake facility is encumbered by a mortgage securing a $2,532,200 construction and development loan. The loan had an initial interest rate of 9.25%. On October 24, 2001, a Loan Modification Agreement was signed and the interest rate was adjusted to 6.25%. In May 2003, the interest rate will be adjusted to a rate equal to .75% over the lending bank's prime rate. Payments were interest only through November 18, 2000. Current monthly principal and interest payments are $17,388, using a ten-year amortization period. The loan matures on August 1, 2011. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $2,463,975.

     The Painesville facility is encumbered by a mortgage in the amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with an interest rate of 7.50%, using a 20-year amortization period. On April 30, 2005, the interest rate converts to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of five years. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2002, was $1,914,744. A second loan in the amount of $1,300,000 also finances the Painesville facility. The loan is a personal loan by a bank to Mr. Osborne. Liberty entered into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. The loan has an interest rate equal to the lending bank's prime rate, maturing on October 1, 2003. The loan is an interest only loan, and current monthly interest payments are $4,920. The principal amount of the loan as of December 31, 2002, was $1,300,000.

     Depreciation. Depreciation on the self-storage facilities is computed using the straight-line method and is based upon useful lives of 25 years for buildings and improvements and 5 years for personal property.

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

     Activities of Liberty. Subject to Maryland law, Liberty has the ability to:

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

     - ACQUISITIONS OF PROPERTIES -- Liberty seeks properties in locations with desirable supply and demand characteristics, with the potential for higher occupancy and rental rates and that currently have non-professional management/ownership. Liberty seeks to acquire properties at an attractive price where appropriate and expand the property to add additional rental units. Liberty seeks to acquire properties based on rents and expenses in place and then undertake a program of cost control and revenue enhancement. To reduce competition for its acquisitions, Liberty primarily seeks individual properties, versus bulk acquisitions, and facilities that do not meet the typical size requirements of the major national self-storage companies. Generally, Liberty will seek facilities with 45,000-50,000 square feet. Liberty believes opportunities exist to acquire such facilities, and is engaged from time to time in discussions with potential sellers.

     At this time, Liberty has no outstanding agreements to acquire any additional facilities.

     - DEVELOPMENT -- Liberty's management, Thomas J. Smith, Jeffrey J. Heidnik and Sherry L. Kirchenbauer, have collectively 28 years of experience in the self-storage industry and in the real estate industry. In addition to the acquisition of 13 facilities and the development of three facilities in the last four years, the self-storage company has expanded approximately seven of its facilities in that period. Through these individuals, Liberty has in-house development and expansion expertise and will selectively develop facilities in attractive markets.

     Liberty focuses in geographic areas where it has existing real estate relationships or its management has previously conducted business and owned self-storage facilities, including Ohio, New York, North Carolina, New Jersey, Florida, Indiana, Pennsylvania and Michigan. Management efficiency is sought by concentrating acquisitions into "regional clusters" where regional managers will be responsible for more than one facility and the individual location managers will report to the regional manager. These "regional clusters" promote economies of scale. Liberty plans to pay for acquisitions with cash, debt, the issuance of equity securities or funds from operations. Liberty will acquire additional self-storage facilities primarily for income.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which Liberty is a party or to which any of its assets are subject. Therefore, Liberty does not believe that the pending proceedings will have a material adverse effect on Liberty's financial condition, liquidity or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Shares Prices. Liberty's shares of common stock, $0.001 par value per share, trade on the Over-the-Counter Bulletin Board Market of Nasdaq under the symbol "LSSI".

     The following table sets forth the published high and low bid information for Liberty's common stock for each quarter within Liberty's last two fiscal years. Because Liberty's common stock is traded on the Over-the-Counter Bulletin Board Market, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              HIGH     LOW
                                                              -----   -----
2001
First Quarter...............................................  $0.25   $0.16
Second Quarter..............................................   0.22    0.16
Third Quarter...............................................   0.17    0.14
Fourth Quarter..............................................   0.23    0.13

2002
First Quarter...............................................  $0.15   $0.07
Second Quarter..............................................   0.20    0.08
Third Quarter...............................................   0.28    0.10
Fourth Quarter..............................................   0.39    0.20

     Record Holders. As of March 3, 2003, Liberty's shares of common stock were held by approximately 2,030 holders of record.

     Dividends. No dividends were paid to Liberty's stockholders in 2001 or 2002. Under the REIT tax rules, Liberty is required to make annual distributions to stockholders of at least 90% of its taxable income. Liberty did not have any taxable income in 2001 or 2002 and, thus, Liberty remains in compliance with this rule. In accordance with Liberty's organizational documents, dividend distributions are at the discretion of Liberty's directors. In addition, under the terms of the partnership agreement of the operating partnership, the operating partnership is required to make distributions to enable Liberty to comply with the REIT dividend rules, unless Liberty, acting as general partner of the operating partnership, determines that such a distribution would not be in the best interests of the operating partnership. There can be no assurance when or if dividends will resume.

     Issuance of Common Stock. Liberty did not issue any shares of its common stock in 2002. In 2001, Liberty issued 51,050 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION AND DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

     On December 29, 1999, Liberty Self-Stor, Inc., a Maryland corporation, succeeded to the business of Meridian Point Realty Trust '83.

     In connection with the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," Liberty had an approximate $283,000 expense in the first quarter of 2002 in connection with writing off the goodwill, net of amortization, associated with prior acquisitions. See further discussion under "Accounting Policies."

     The following discussion should be read in conjunction with the accompanying Consolidated Balance Sheets, Statements of Operations and Comprehensive Loss, Statements of Shareholders' Equity, and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in the financial statements and the notes thereto.

ACCOUNTING POLICIES

     Liberty's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these consolidated financial statements requires Liberty to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, Liberty evaluates all of these estimates and assumptions. Actual results could differ from these estimates. Liberty believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

     Revenue recognition: Liberty's revenue from real estate operations is derived primarily from monthly rentals of self-storage units. Liberty recognizes revenues monthly when they are earned, based on the rental rates of the occupied self-storage units. For long-term leases of commercial space, revenue is recognized on a straight-line basis over the respective lease terms.

     Property and equipment: Property and equipment acquired in connection with Liberty's reorganization were valued based upon an appraisal performed in 1999, while assets acquired since the reorganization are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment. Liberty believes that the assigned useful lives are reasonable given the nature of the assets and management's experience with similar assets in this industry.

     Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Fair values would be determined based upon market prices for similar properties, or discounted for future cash flow analysis. Liberty has reviewed the carrying values of its self-storage facilities for impairment, and has determined that the projected undiscounted cash flows (which were based on actual historical results) over the remaining useful lives of the assets exceed the respective carrying values of the assets at December 31, 2002.

     In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for potential impairment in carrying value of the asset. In 2002, Liberty completed its transitional impairment test under SFAS No. 142 and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which was $282,721, net of accumulated amortization, in the first quarter of 2002. Liberty determined that the total goodwill was impaired based upon the fair market value of its common stock (based upon quoted prices) in relation to the total shareholders' equity of the company as of January 1, 2002. The market price of Liberty's common stock was at levels considerably lower than at the December 29, 1999 reorganization date for an extended period of time and Liberty had experienced recurring net losses. The write-off is reflected as a cumulative effect of a change in accounting, net of minority interest.

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. In 2002, Liberty's operating activities produced a net loss equal to $289,220 as compared to a net loss of $467,351 in 2001. Cash and cash equivalents were $263,795 at the end of 2002, as compared to $114,476 at the end of 2001. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

     Liberty uses cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt. Sources of liquidity over the next 12-month period include available cash and cash generated from rental charges at its self-storage facilities. As an additional source of liquidity, Liberty refinanced some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments.

     Liberty's current maturities of long-term debt decreased $3,170,270, or 58.4%, to $2,255,848 at December 31, 2002, from $5,426,118 in the prior year.
The decrease is a result of Liberty's refinancing of the loans associated with the Avon and Southold self-storage facilities in the first quarter of 2002. In addition, Liberty's loans associated with the Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton, and Endicott facilities were refinanced in the fourth quarter of 2002, and the loans associated with the Riverhead facility were refinanced in the first quarter of 2003. The $1,300,000 loan associated with the Painesville facility matures on October 1, 2003.

     Liberty believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term and long-term basis. However, there can be no assurance that Liberty will be able to retire or refinance any or all of its maturing debt. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage or incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing shareholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms. Long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because most of Liberty's debt is variable, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of Liberty's debt.

     During the twelve months ended December 31, 2002 and 2001, Liberty had no cash distributions. Liberty does not anticipate making any cash distributions in 2003.

     The following table sets forth the maturity dates and the total of Liberty's long-term debt, as well as future commitments under Liberty's office space lease. Liberty has no other long-term obligations or commitments.

                                                        PAYMENTS DUE BY PERIOD
                                      -----------------------------------------------------------
CONTRACTUAL                           LESS THAN                              AFTER
OBLIGATIONS                            1 YEAR     1-3 YEARS   4-5 YEARS     5 YEARS      TOTAL
-----------                           ---------   ---------   ----------   ---------   ----------
Long-Term Debt......................  2,255,848   3,275,710   14,980,970   8,163,824   28,676,352
                                      ---------   ---------   ----------   ---------   ----------
Operating Lease*....................     48,000     144,000       96,000      48,000      336,000
                                      ---------   ---------   ----------   ---------   ----------
Total Contractual Cash
  Obligations.......................  2,303,848   3,419,710   15,076,970   8,211,824   29,012,352
                                      =========   =========   ==========   =========   ==========

---------------

* The operating lease for office space has a five-year renewal option, at a rental of $4,000 per month, which is not reflected in the above table.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

  REVENUES

     Revenues from real estate operations increased approximately $0.5 million, or 10.4%, to $5.3 million for the year ended December 31, 2002, from $4.8 million in the prior year. $0.45 million, or 90% of the increase was attributable to the addition of the Westlake self-storage facility since June 30, 2001, and increased occupancy at the Painesville and Leuer Avenue self-storage facilities, both of which opened in the second half of 2000. The remainder of the increase was primarily attributable to increased rental rates. The occupancy rates were 72.78% and 69.91% as of December 31, 2002 and 2001, respectively. The increase was primarily due to the increased occupancy at our three new self-storage facilities, consisting of Painesville, Leuer Avenue, and Westlake, and the increased occupancy at our expanded existing self-storage facilities. The occupancy rates at the self-storage facilities, excluding the three new self-storage facilities, increased to 76.49% as of December 31, 2002, from 74.74% as of December 31, 2001.

     Interest and other revenues decreased in 2002 as compared to 2001. The decrease was due to lower invested cash balances in 2002.

  EXPENSES

     Interest expense decreased approximately $0.2 million, or 9.1%, to $2.0 million for the year ended December 31, 2002, from $2.2 million in the prior year. The decrease in interest expense was attributable to refinancing and amending existing mortgages at more favorable interest rates, and a $406,000 reduction in outstanding borrowings in 2002.

     Property taxes and insurance expenses decreased approximately $0.1 million, or 14.3%, to $0.6 million for the year ended December 31, 2002, from $0.7 million in the prior year. $0.09 million, or 90%, of the decrease was attributable to a decrease in the real estate taxes assessed at the Painesville self-storage facility. Liberty had disputed the property value on its tax bill because it believed the assessed value was much greater than the historical cost and market value of the property. The remainder of the decrease was attributable to a decrease in property insurance premiums for the self-storage facilities.

     Property operating expenses increased approximately $25,000, or 2.4%, to $1.07 million for the year ended December 31, 2002, from $1.05 million in the prior year. The increase in property operating expenses was primarily attributable to the operation of Westlake self-storage facility.

     Legal and professional fees decreased approximately $2,000, or 1.3%, to $156,000 for the year ended December 31, 2002, from $158,000 in the prior year.Legal and professional fees include all legal fees, accounting fees and investor relations expenses.

     General and administrative expenses decreased approximately $84,000, or 9.1%, to $840,000 for the year ended December 31, 2002, from $924,000 in the prior year. The decrease in general and administrative expenses was primarily due to the decreased use of temporary employment services.

     Depreciation and amortization increased approximately $46,000, or 3.6%, to $1.34 million for the year ended December 31, 2002, from $1.29 million in the prior year. The increase in depreciation, amortization and other expenses was primarily attributable to the operation of our Westlake self-storage facility for a full year in 2002, offset in part by a $12,000 decrease in amortization of goodwill due to the adoption of SFAS No. 142 in 2002.

  NET LOSS

     As a result of the factors noted above, Liberty's net loss decreased approximately $178,000, or 38.1%, to $289,000 for the year ended December 31, 2002, from $467,000 in the prior year. Net loss for the year ended December 31, 2002 included an $84,817 expense related to the cumulative effect of a change in accounting for goodwill, net of minority interest, as of January 1, 2002 in connection with Liberty's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." In 2002, Liberty completed its transitional impairment analysis of goodwill and wrote off the entire net carrying value of $282,721 effective January 1, 2002. The write-off of goodwill is reflected on the consolidated statements of operations and comprehensive loss as $84,817, which is the $282,721 write-off net of the $197,904 minority interest. See further discussion under "Accounting Policies."

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

                                                        TWELVE MONTHS       TWELVE MONTHS
                                                            ENDED               ENDED
                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
Net loss............................................     $ (289,220)         $  (467,351)
Depreciation of real estate and amortization of
  intangible assets.................................      1,344,109            1,297,749
Cumulative effect of change in accounting principle,
  net of minority interest..........................         84,817                   --
Minority interest...................................       (476,943)          (1,090,486)
                                                         ----------          -----------
FFO.................................................     $  662,763          $  (260,088)
                                                         ==========          ===========

  INTEREST RATE RISK

     Interest rate risk is the risk that interest rates will increase, which will cause Liberty's interest expense on its variable rate loans to increase.

     The variable portion of Liberty's debt is approximately $17 million. Liberty's debt includes both fixed and variable interest rates; therefore, if interest rates increase, Liberty's results of operations may be materially and adversely affected. If Liberty's interest rates on the variable rate loans were to increase by 1% per year, Liberty's interest expense would increase approximately $175,000 on an annual basis.

     In connection with a loan on its Southold facility, Liberty has an interest rate swap in effect. Under the terms of the interest rate swap, Liberty is currently paying the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate on $1,650,000 in principal. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44% per year, the bank would pay Liberty the difference.

  FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) Liberty's continued tax status as a REIT; (2) the interest rate market, which, when interest rates increase, will cause Liberty's expenses on its variable-rate mortgages to increase; (3) Liberty's ability to increase occupancy at its Painesville and Leuer Avenue facilities; (4) the failure to successfully implement other elements of Liberty's business plans; (5) the failure to successfully integrate acquired and newly-constructed facilities into Liberty;
(6) the ability of Liberty to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms; (7) the ability to refinance Liberty's debts as they come due, including without limitation, Liberty's maturing long-term debt, $1.3 million of which matures in 2003; (8) changes in local real estate conditions; (9) the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs; (10) decreases in occupancy rates; and
(11) Liberty's ability to meet the qualitative listing standards of the BBX, which will eventually take the place of the OTC Bulletin Board. Any investor or potential investor in Liberty must consider these risks and others that are detailed in other filings by Liberty with the Securities and Exchange Commission.

These risks and others could cause actual results to differ materially from those in the forward-looking statements.

  ELECTION OF REIT STATUS

     Liberty intends to be taxed as a REIT under Section 856(c)(1) of the Internal Revenue Code for the fiscal year ending December 31, 2002. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT's taxable income. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Liberty has not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on its consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies existing guidance for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or "VIE's"). VIE's within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to VIE's created after January 1, 2003, and to VIE's in which an enterprise obtains an interest after that date. For Liberty, it applies to the first interim period beginning after June 15, 2003, to VIE's, if any, in which Liberty holds a variable interest that it acquired before February 1, 2003. Liberty is the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

     Liberty's Report of Independent Accountants and Consolidated Financial Statements are incorporated herein by reference and filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Liberty filed a Current Report on Form 8-K under Item 4 on August 6, 2002, relating to the change in Liberty's independent public accountants from Arthur Andersen LLP to Grant Thornton LLP. Liberty has not had any disagreement with its independent certified public accountants on accounting or financial disclosures required to be made under rules of the Securities and Exchange Commission.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item 9 is incorporated herein by reference to the Registrant's definitive Proxy Statement, relating to its 2003 Annual Meeting ("Proxy Statement"), under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed with the SEC prior to April 28, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is contained under the caption "Executive Compensation and Other Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 11 is contained under the caption "Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      NUMBER OF SECURITIES
                                                                                     REMAINING AVAILABLE FOR
                                                                                      FUTURE ISSUANCE UNDER
                                    NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                    BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        PLANS (EXCLUDING
                                    OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                      WARRANTS AND RIGHTS     WARRANTS AND RIGHTS          COLUMN (A))
                                              (A)                     (B)                      (C)
                                    -----------------------   --------------------   -----------------------
Equity compensation plans approved
  by security holders.............          170,000                 $0.5473                  130,000
                                            -------                 -------                  -------
Equity compensation plans not
  approved by security holders....               --                      --                       --
                                            -------                 -------                  -------
  Total...........................          170,000                 $0.5473                  130,000
                                            =======                 =======                  =======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(A) INDEX TO EXHIBITS

NO. DESCRIPTION

     (In accordance with Item 601 of Regulation S-B)

EXHIBIT NO.  DESCRIPTION
-----------  -----------
     2.1     Purchase and Sale Agreement entered into August 4, 1997,
             together with First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase
             and Sale Agreement effective August 15, 1997, between
             Meridian Point Realty Trust '83 and 2400 Charleston
             Associates, LLC (successor to Rubin-Pachulski Properties,
             Inc.) (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
             September 5, 1997 and incorporated herein by reference.)

EXHIBIT NO.  DESCRIPTION
-----------  -----------
     2.2     Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust '83, Liberty
             Self-Stor, Inc. and Liberty Self-Stor Limited Partnership
             (Exhibits A and B to the Agreement and Plan of Merger are
             Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to
             Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
     3.1     Articles of Incorporation of Liberty Self-Stor, Inc. (Filed
             as Exhibit 3.1 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
     3.2     Bylaws of Liberty Self-Stor, Inc. (Filed as Exhibit 3.2 to
             Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
    10.1     Agreement between Meridian Point Realty Trust '83 and E&L
             Associates, dated February 23, 1996 (Filed as part of
             Registrant's Form 8-K dated February 10, 1995 and
             incorporated herein by reference.)
    10.2     Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust '83 and U.S. Trust
             Company, N.A. (Filed as Exhibit 10.2 to Registrant's Form
             10-KSB dated March 31, 1999 and incorporated herein by
             reference.)
    10.3     1999 Stock Option and Award Plan of Liberty Self-Stor, Inc.
             (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
             January 12, 2000 and incorporated herein by reference.)
    10.4     Lease between OsAir, Inc. and Liberty Self-Stor, Inc. (Filed as Exhibit 10.2 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
    10.5     Agreement of Limited Partnership of LSS I Limited
             Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant's Form 8-K dated January 12, 2000 and
             incorporated herein by reference.)
    10.6     Employment Agreement, dated December 28, 1999, by and
             between Liberty Self-Stor, Inc. and Thomas J. Smith (Filed as Exhibit 10.4 to Registrant's Form 8-K dated January 12,
             2000 and incorporated herein by reference.)
    10.7     Cost Sharing Agreement, by and between Liberty Self-Stor,
             Ltd. and Liberty Self-Stor II, Ltd. dated December 28, 1999
             (Filed as Exhibit 10.7 to Registrant's Form 10-KSB, dated
             March 15, 2000 and incorporated herein by reference.)
    99.1*    Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to 18 U.S.C. Section 1350, as adopted
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith

(B) REPORTS ON FORM 8-K

     Filed a Current Report on Form 8-K under Item 4 on August 6, 2002, relating to the change in Liberty's independent public accountants from Arthur Andersen LLP to Grant Thornton LLP.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's President and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's President and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty, which are required to be included in Liberty's periodic SEC filings. There have been no significant changes in Liberty's internal controls or in other factors which could significantly affect internal controls subsequent to the date Liberty carried out its evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003                          LIBERTY SELF-STOR, INC.

                                               By: /s/ RICHARD M. OSBORNE
                                               -------------------------------------------------------
                                                  Richard M. Osborne
                                                  Chairman and Chief Executive Officer (Principal
                                                  Executive Officer)

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----


/s/ RICHARD M. OSBORNE                            Chairman, Chief Executive Officer     March 27, 2003
------------------------------------------------  and Director (Principal Executive
Richard M. Osborne                                Officer)


/s/ THOMAS J. SMITH                               President, Chief Operating Officer    March 27, 2003
------------------------------------------------  and Director
Thomas J. Smith


/s/ MARC C. KRANTZ                                Secretary and Director                March 27, 2003
------------------------------------------------
Marc C. Krantz


/s/ SHERRY L. KIRCHENBAUER                        Chief Financial Officer and           March 27, 2003
------------------------------------------------  Assistant Secretary
Sherry L. Kirchenbauer                            (Principal Financial and Accounting
                                                  Officer)


/s/ MARK D. GROSSI                                Director                              March 27, 2003
------------------------------------------------
Mark D Grossi


/s/ STEVEN A. CALABRESE                           Director                              March 27, 2003
------------------------------------------------
Steven A. Calabrese

CERTIFICATIONS PURSUANT TO 17 CFR SECTION 240.13A-14

     I, Richard M. Osborne, Chairman of the Board and Chief Executive Officer of Liberty Self-Stor, Inc. certify that:

     1. I have reviewed this annual report on Form 10-KSB of Liberty Self-Stor, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                               By: /s/ RICHARD M. OSBORNE
                                               -------------------------------------------------------
                                                  Richard M. Osborne
                                                  Chairman and Chief Executive Officer (Principal
                                                  Executive Officer)

CERTIFICATIONS PURSUANT TO 17 CFR SECTION 240.13A-14

     I, Sherry L. Kirchenbauer, Chief Financial Officer of Liberty Self-Stor, Inc. certify that:

     1. I have reviewed this annual report on Form 10-KSB of Liberty Self-Stor, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                               By: /s/ SHERRY L. KIRCHENBAUER
                                               -------------------------------------------------------
                                                  Sherry L. Kirchenbauer
                                                  Chief Financial Officer (Principal Executive Officer)

     The Company has filed as Exhibit 99.1 to this annual report on Form 10-KSB the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Liberty Self-Stor, Inc.:

     We have audited the accompanying consolidated balance sheet of Liberty Self-Stor, Inc. (a Maryland corporation) and Subsidiary as of December 31, 2002, and the related statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Liberty Self-Stor, Inc. and Subsidiary as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 28, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Self-Stor, Inc. and Subsidiary, as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, Liberty Self-Stor, Inc. and Subsidiary adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ Grant Thornton LLP

Cleveland, Ohio
February 28, 2003

  THE FOLLOWING IS A COPY OF A PREVIOUSLY ISSUED REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS. THE PREDECESSOR AUDITORS (WHO HAVE CEASED OPERATIONS) HAVE NOT
                             REISSUED THIS REPORT.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Liberty Self-Stor, Inc.:

     We have audited the accompanying consolidated balance sheets of Liberty Self-Stor, Inc. (a Maryland corporation formerly Meridian Point Realty Trust '83) and Subsidiary as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Self-Stor, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principals generally accepted in the United States.

                                          Arthur Andersen LLP

Cleveland, Ohio
February 28, 2002.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                  2002           2001
                                                              ------------   ------------
                           ASSETS
ASSETS:
  Cash......................................................  $    263,795   $    114,476
  Accounts receivable.......................................        81,226         56,331
  Accounts receivable from related party....................        16,500         26,438
  Restricted cash...........................................            --          2,192
  Other current assets......................................        38,375         24,287
                                                              ------------   ------------
          Total current assets..............................       399,896        223,724
PROPERTY AND EQUIPMENT:
  Land......................................................     4,189,306      4,189,306
  Buildings and improvements................................    30,992,608     30,931,978
  Furniture and equipment...................................       251,467        210,242
                                                              ------------   ------------
                                                                35,433,381     35,331,526
  Less -- Accumulated depreciation..........................     3,587,309      2,295,627
                                                              ------------   ------------
                                                                31,846,072     33,035,899
OTHER ASSETS:
  Goodwill..................................................            --        282,721
  Other assets..............................................       226,804        117,517
                                                              ------------   ------------
          Total assets......................................  $ 32,472,772   $ 33,659,861
                                                              ============   ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Current maturities of long-term debt......................  $    955,848   $  5,426,118
  Notes payable to related party............................     1,300,000        480,000
  Accounts payable..........................................       159,409        172,465
  Accounts payable to related party.........................       295,553        130,487
  Accrued expenses..........................................     1,027,030        993,260
                                                              ------------   ------------
          Total current liabilities.........................     3,737,840      7,202,330
LONG-TERM DEBT, net of current maturities:
  Related party, $500,000 refinanced in February 2003 (Note
     9).....................................................       500,000      1,300,000
  Third party...............................................    25,920,504     21,876,220
OTHER LONG-TERM LIABILITIES.................................       148,593         25,461
MINORITY INTEREST LIABILITY.................................     1,513,244      2,276,255
COMMITMENTS AND CONTINGENCIES...............................            --             --
SHAREHOLDERS' EQUITY:
  Serial preferred stock -- $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding....            --             --
  Common stock -- $.001 par value: 50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:.............................................     3,082,668      3,082,668
  Paid-in capital...........................................    22,719,644     22,719,644
  Distributions in excess of income.........................   (24,822,717)   (24,355,366)
  Current year loss.........................................      (289,220)      (467,351)
  Other comprehensive loss -- fair value of cash flow
     hedge..................................................       (37,784)            --
                                                              ------------   ------------
          Total shareholders' equity........................       652,591        979,595
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $ 32,472,772   $ 33,659,861
                                                              ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 2002         2001
                                                              ----------   -----------
GROSS REVENUES:
  Revenues from real estate operations......................  $5,318,801   $ 4,795,764
  Interest and other........................................       1,598         8,253
                                                              ----------   -----------
     Total revenues.........................................   5,320,399     4,804,017
OPERATING EXPENSES:
  Interest expense..........................................   1,980,269     2,222,228
  Property taxes and insurance..............................     607,211       711,093
  Property operating expenses...............................   1,073,718     1,049,185
  Legal and professional fees...............................     156,193       158,073
  General and administrative, including amounts paid to a
     related party of $48,000 each year.....................     840,245       923,526
  Depreciation and amortization.............................   1,344,109     1,297,749
                                                              ----------   -----------
          Total expenses....................................   6,001,745     6,361,854
                                                              ----------   -----------
Loss before minority interest and cumulative effect of a
  change in accounting principle............................    (681,346)   (1,557,837)
Minority interest...........................................     476,943     1,090,486
                                                              ----------   -----------
Loss before cumulative effect of a change in accounting
  principle.................................................    (204,403)     (467,351)
Cumulative effect of a change in accounting principle, net
  of minority interest of $197,904..........................     (84,817)           --
                                                              ----------   -----------
          Net loss..........................................    (289,220)     (467,351)
                                                              ----------   -----------
Other comprehensive loss:
  Fair value of cash flow hedge, net of minority interest of
     $88,164................................................     (37,784)           --
                                                              ----------   -----------
Comprehensive loss..........................................  $ (327,004)  $  (467,351)
                                                              ==========   ===========
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......  $    (0.06)  $     (0.15)
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED FOR
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......       (0.03)           --
                                                              ----------   -----------
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED..............  $    (0.09)  $     (0.15)
                                                              ==========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                      DISTRIBUTIONS       OTHER
                                                          PAID-IN       IN EXCESS     COMPREHENSIVE
                                SHARES       AMOUNT       CAPITAL       OF INCOME         LOSS
                               ---------   ----------   -----------   -------------   -------------
BALANCE, December 31, 2000...  3,031,618   $3,031,618   $22,755,694   $(24,355,366)     $     --
  Net loss...................         --           --            --       (467,351)           --
  Issuance of stock..........     51,050       51,050       (36,050)            --            --
                               ---------   ----------   -----------   ------------      --------
BALANCE, December 31, 2001...  3,082,668   $3,082,668   $22,719,644   $(24,822,717)     $     --
  Net loss...................         --           --            --       (289,220)           --
  Change in fair value of
     cash flow hedge.........         --           --            --             --       (37,784)
                               ---------   ----------   -----------   ------------      --------
BALANCE, December 31, 2002...  3,082,668   $3,082,668   $22,719,644   $(25,111,937)     $(37,784)
                               =========   ==========   ===========   ============      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 2002          2001
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $  (289,220)  $  (467,351)
Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation and amortization..........................    1,344,109     1,285,224
     Stock compensation expense.............................           --        15,000
     Minority interest liability............................     (674,847)   (1,090,486)
     Cumulative effect of change in accounting principle....      282,721            --
Changes in operating assets and liabilities:
  Restricted cash...........................................        2,192           890
  Accounts receivable.......................................      (14,957)      (21,954)
  Other current assets......................................      (14,088)        1,589
  Other assets..............................................     (161,714)      (71,415)
  Accounts payable..........................................      (13,056)     (278,947)
  Accrued expenses..........................................       33,770       217,390
  Other liabilities.........................................      162,250       (11,756)
                                                              -----------   -----------
       Net cash from operating activities...................      657,160      (421,816)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (101,855)   (1,247,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable.........................   (5,955,986)   (3,873,417)
Borrowings on notes payable.................................    5,550,000     4,967,762
                                                              -----------   -----------
       Net cash from by financing activities................     (405,986)    1,094,345
                                                              -----------   -----------
INCREASE (DECREASE) IN CASH.................................      149,319      (574,814)
CASH, beginning of period...................................      114,476       689,290
                                                              -----------   -----------
CASH, end of period.........................................  $   263,795   $   114,476
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE:
  Non-cash financing transaction -- Issuance of stock.......           --   $    15,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

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

     All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2002, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,513,244 at December 31, 2002, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At December 31, 2002, Liberty owned and operated 19 self-storage facilities.

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

  Accounts Receivable

     Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Amounts outstanding longer than the contractual payment terms are considered past due. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any recoveries are credited to income when received. Total bad debt expense in 2002 was approximately $118,000, while recoveries were approximately $88,000. Based upon management's specific review of past due accounts at year-end and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

  Property and Equipment

     Property and equipment acquired in connection with Liberty's acquisition of the Ohio LLC were valued based upon an appraisal performed in 1999, while assets acquired since the reorganization are valued at cost. All property and equipment are depreciated using the straight-line method over estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment.

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

     In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. In 2002, Liberty completed its transitional impairment test under SFAS No. 142 in the first quarter of 2002 and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which was $282,721, net of accumulated amortization. Liberty determined that the total goodwill was impaired based upon the fair market value of its common stock (based upon quoted prices) in relation to the total shareholders' equity of the company as of January 1, 2002. The market price of Liberty's common stock was at levels considerably lower than at the December 29, 1999 reorganization date for an extended period of time, and Liberty had experienced recurring net losses. The write-off is reflected as a cumulative effect of a change in accounting, net of minority interest.

     The information presented below reflects adjustments to information in 2001 as if SFAS No. 142 had been applied. The adjustments include the effects of not amortizing goodwill and indefinite-lived intangible assets:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Reported net loss...........................................  $(289,220)   $(467,351)
  Add back: Goodwill amortization...........................         --       15,431
  Less: Minority interest related to goodwill
     amortization...........................................                 (10,802)
                                                              ---------    ---------
  Adjusted net loss.........................................  $(289,220)   $(462,722)
                                                              =========    =========
Basic and diluted earnings per share
  Reported net loss.........................................  $   (0.09)   $   (0.15)
  Goodwill amortization, net of minority interest...........         --          0.0
                                                              ---------    ---------
  Adjusted net loss.........................................  $   (0.09)   $   (0.15)
                                                              =========    =========

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

     The following are changes in the carrying amount of goodwill for the year ended December 31, 2002:

                                                                2002        2001
                                                              ---------   --------
Balance as of January 1.....................................  $ 282,721   $298,152
Amortization expense........................................         --    (15,431)
Impairment loss.............................................   (282,721)        --
                                                              ---------   --------
Balance as of December 31...................................  $      --   $282,721
                                                              =========   ========

  Revenue Recognition

     Liberty's revenue from real estate operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

     Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was approximately $244,000 and $219,000 for the years ended December 31, 2002 and 2001, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

     Future minimum lease revenue under non-cancelable leases is as follows at December 31, 2002:

                                                                  RELATED
                                                    THIRD PARTY    PARTY       TOTAL
                                                    -----------   --------   ----------
2003..............................................  $  212,156    $ 32,400   $  244,556
2004..............................................     209,646      32,400      242,046
2005..............................................     206,746      32,400      239,146
2006..............................................     192,246      32,400      224,646
2007..............................................     179,746      32,400      212,146
Thereafter........................................     453,351       5,400      458,751
                                                    ----------    --------   ----------
                                                    $1,453,891    $167,400   $1,621,291
                                                    ==========    ========   ==========

  Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in shareholders equity from non-owner sources and, for Liberty, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS No. 133.

  Reclassification

     Certain reclassifications have been made to the 2001 financial statements to conform to 2002 presentation.

  Advertising Costs

     Liberty expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion approximated $128,000 for the year ended December 31, 2002.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

  Employee Benefits

     The 1999 Stock Option Plan ("the Plan") permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "options") and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2002 and 2001, 170,000 options have been granted. There were no options exercised or cancelled in 2002 or 2001.

     Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted. The proforma compensation expense in 2002 and 2001 related to the stock options granted was immaterial.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, restricted cash, accounts receivable, notes payable, and an interest rate swap. Cash and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at December 31, 2002 is approximately $29,971,000 as compared to a carrying value of $28,676,352. In the opinion of management, the carrying value of notes payable at December 31, 2001 approximated the fair value as of such date. The interest rate swap agreement is carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

  Derivative Instruments

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to an interest rate swap agreement with a commercial bank that qualifies for hedge accounting under SFAS No. 133. Liberty has recognized a loss, after minority interest, of approximately $38,000 through other comprehensive loss for the year ended December 31, 2002. The fair market value of the swap at December 31, 2002, of approximately $125,000 is included in other long-term liabilities in the accompanying consolidated balance sheet.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

  Recently Issued Accounting Pronouncements

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Liberty has not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on its consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies existing guidance for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or "VIE's"). VIE's within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to VIE's created after January 1, 2003, and to VIE's in which an enterprise obtains an interest after that date. For Liberty, it applies to the first interim period beginning after June 15, 2003, to VIE's, if any, in which Liberty holds a variable interest that it acquired before February 1, 2003. Liberty is the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

3.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                2002          2001
                                                                ----          ----
Mortgage note payable to a bank with monthly installments
  of $53,855, including interest at 30-day LIBOR plus 2.50%
  (currently 3.92%), amortized over a 20-year period with a
  maturity date of June 1, 2006, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty..................................................  $ 8,597,966   $ 8,916,181
Mortgage note payable to a bank, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty, repaid in the first quarter of 2002.............           --       884,582
Mortgage note payable to a bank with monthly installments
  of $1,951, including interest at 30-day LIBOR plus 2.50%
  (currently 3.92%), amortized over a nineteen-year period
  with a maturity date of June 1, 2006, secured by certain
  real property and personally guaranteed by a stockholder
  of Liberty...............................................      248,003       253,355
Mortgage note payable to a bank, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty, repaid in the first quarter of 2002.............           --       530,415
Note payable to a corporation, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty, repaid in the first quarter of 2002.............           --       250,000

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                                                                2002          2001
                                                                ----          ----
Mortgage note payable to a bank, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty, repaid in the first quarter of 2002.............           --   $ 2,527,218
Mortgage note payable to a bank with monthly installments
  of $15,769, including interest at 6.63%, amortized over a
  20-year period with a maturity date of June 4, 2009,
  secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................  $ 1,758,410     1,810,167
Mortgage note payable to individuals in monthly
  installments of $5,207 including interest at 8.50%
  payable on a 20-year amortization, due June 2004, secured
  by certain real property, and personally guaranteed by a
  stockholder of Liberty. Retired in February 2003, see
  Note 9...................................................      553,379       568,137
Mortgage note payable to a bank for construction and term
  financing of real property, interest currently at 9.10%,
  amortized over an eighteen-year period with a maturity
  date of June 1, 2003, secured by certain real property
  and personally guaranteed by a stockholder of Liberty.
  Amended in February 2003, see Note 9.....................      135,402       656,595
Mortgage note payable to a bank for construction and term
  financing of real property, interest at 30-day LIBOR plus
  2.50% (currently 3.92%), amortized over a fifteen-year
  period with a maturity date of June 1, 2006, secured by
  certain real property and personally guaranteed by a
  stockholder of Liberty...................................      726,327       771,568
Mortgage note payable to a bank for term financing, payable
  in monthly installments of $14,499, including interest at
  9.10%, amortized over a 20-year period with a maturity
  date of June 1, 2005, secured by certain real property
  and personally guaranteed by a stockholder of Liberty....    1,516,450     1,549,702
Mortgage note payable to an individual with monthly
  installments of $3,777, including interest at 7.75%,
  amortized over a 25-year period with a maturity date of
  June 30, 2025, secured by certain real property and
  personally guaranteed by a stockholder of Liberty........      481,941       489,585
Mortgage note payable to a bank for construction and term
  financing of real property, payable in monthly
  installments of $17,388, including interest at 6.25% (in
  May 2003, rate will change to 0.75% over the bank's prime
  rate), amortized over a ten-year period with a maturity
  date of August 1, 2011, secured by certain real property
  and personally guaranteed by a stockholder of Liberty....    2,463,975     2,515,433
Mortgage note payable to a bank for term financing of real
  property, interest at 7.50%, amortized over a 20-year
  period with a maturity date of March 30, 2009, secured by
  certain real property and personally guaranteed by a
  stockholder of Liberty. Amended in February 2003, see
  Note 9...................................................    1,914,744     1,972,324

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                                                                2002          2001
                                                                ----          ----
Mortgage note payable to a bank for term financing of real
  property, with monthly payments of $29,672, including
  interest at 7.50%, amortized over a 20-year period with a
  maturity date of April 24, 2021, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty..................................................  $ 3,514,822   $ 3,607,076
Mortgage note payable to a bank for term financing of real
  property, payable in monthly installments of $10,777,
  including interest at 4.75%, amortized over a 22-year
  period with a maturity date of February 1, 2007, secured
  by certain real property and personally guaranteed by a
  stockholder of Liberty...................................    1,713,959            --
Mortgage note payable to a bank for term financing of real
  property, payable in monthly installments of $16,977,
  including interest at 30-day LIBOR plus 2.25% (currently
  3.67%), amortized over a 20-year period with a maturity
  date of April 1, 2006, secured by certain real property
  and personally guaranteed by a stockholder of Liberty....    3,250,974            --
                                                             -----------   -----------
                                                             $26,876,352   $27,302,338
Less Current Maturities                                          955,848     5,426,118
                                                             -----------   -----------
                                                             $25,920,504   $21,876,220
                                                             ===========   ===========

     Future maturities of debt, inclusive of related party notes payable discussed further in Note 4, are as follows:

2003........................................................   $ 2,255,848
2004........................................................       922,820
2005........................................................     2,352,890
2006........................................................    13,143,167
2007........................................................     1,837,803
Thereafter..................................................     8,163,824
                                                               -----------
                                                               $28,676,352
                                                               ===========

     During the years ended December 31, 2002 and 2001, Liberty paid $2,006,605 and $2,269,617 of interest on its debt instruments.

4.  NOTES PAYABLE TO RELATED PARTY:

     Liberty has an unsecured note payable to its Chairman and Chief Executive Officer in the amounts of $500,000 and $480,000 at December 31, 2002 and 2001, respectively. The note is payable upon demand and bears interest at a variable rate which was 4.25% at December 31, 2002. As discussed further in Note 9, the outstanding balance was retired in February 2003 with the proceeds from a new long-term borrowing and therefore is classified as long-term at December 31, 2002.

     Liberty has an additional unsecured note payable to its Chairman and Chief Executive Officer in the amount of $1,300,000 at December 31, 2002 and 2001. The note bears interest at 4.25% and requires monthly interest payments of $4,920 with the principal due in full on October 1, 2003.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

5.  EARNINGS PER SHARE:

     Basic earnings per share of common stock for 2002 and 2001 is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,082,668 and 3,069,906 for 2002 and 2001, respectively. Liberty had no dilutive securities outstanding during 2002 and 2001.

     At December 31, 2002 and 2001, options to purchase 170,000 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been antidilutive.

     During the years ended December 31, 2002 and 2001, Liberty paid no cash distributions to its shareholders.

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

7.  OTHER RELATED PARTY TRANSACTIONS:

     In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613. Liberty's board subsequently authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is included in accounts payable to related

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

parties on Liberty's consolidated balance sheet because Mr. Osborne has informed Liberty's management that he is not requiring payment at this time.

     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. For the years ended December 31, 2002 and 2001, Liberty owes Liberty Self-Stor II, Ltd. $178,664 and $13,257, respectively, associated with these transactions, as well as with cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.

     At December 31, 2002 and 2001, Liberty had cash of $139,928 and $28,230, respectively at Great Lakes Bank, a financial institution which is partially owned by a group controlled by Mr. Osborne.

     Great Lakes Bank leases commercial space at Liberty's Painesville facility. Liberty recognized approximately $32,000 of lease rent revenue from Great Lakes Bank for the year ended December 31, 2002.

     On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. The lease has a five-year term which expires in December 2008, with a five-year renewal option at the same rental rate. For the years ended December 31, 2002 and 2001, $48,000 of this related party expense is included in general and administrative expenses.

     Interest expense on related party notes payable was $70,422 and $146,662 in 2002 and 2001.

     Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

     Liberty is party to a financing agreement with a commercial bank that requires a $100,000 minimum deposit to be held at the institution. To the extent Liberty is unable to meet the minimum requirement, the deposit must be maintained by a financial institution which is partially owned by a group controlled by Mr. Osborne.

8.  COMMITMENTS AND CONTINGENCIES:

     The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended for remediation costs through December 31, 2002, and Liberty does not believe that any additional costs will be incurred. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

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

     Liberty is subject to a legal claim arising in the ordinary course of business in connection with its ownership of real estate and leasing of such real estate to tenants. Liberty maintains liability insurance, subject to customary deductibles and accordingly, management does not believe the ultimate resolution of such matter will have a material effect on Liberty's financial position or results of operations.

9.  SUBSEQUENT EVENT

     In February 2003, Liberty amended two mortgage notes payable to banks.

     One mortgage note was amended such that its outstanding balance was increased from $135,402 to $1,058,437, the maturity date was extended from June 1, 2003 to June 1, 2006, and the interest rate was decreased from 9.10% to a variable rate which is 30-day LIBOR plus 2.50%. The monthly payments of principal and interest increased to $8,740 from $6,414. The additional loan proceeds received by Liberty in conjunction with this amendment were utilized to retire the $500,000 note payable to related party and the $553,379 mortgage note payable to individuals which were outstanding at December 31, 2002. Accordingly, the two notes which were refinanced with the proceeds from the loan amendment have been classified as long-term in the accompanying balance sheet in accordance with the repayment terms of the new debt.

     The $1,914,744 mortgage note payable to a bank was amended to reduce the interest rate from 7.50% to a variable rate which is 30-Day LIBOR plus 2.50%. The current portion of this debt reflected in the accompanying balance sheet was determined utilizing the terms of the amendment.