Form 10QSB
period 2003-03-31
LIBERTY SELF STOR INC
filed 2003-05-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Issuer had 3,082,668 shares of common stock outstanding on May 7, 2003

Transition Small Business Disclosure Format.  Yes [ ]     No [x]

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2003



                                Table of Contents

                                                                                                 Page
                                                                                                 ----
PART I

Item 1.           Financial Statements                                                             3
Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operation (Unaudited)                                                20
Item 3.           Controls and Procedures                                                         26


PART II

Item 1.           Legal Proceedings                                                               26
Item 6.           Exhibits and Reports on Form 8-K                                                26

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, of Liberty Self-Stor, Inc. (the "Company" or "Liberty"). These statements have been prepared in accordance with the instructions for the Securities and Exchange Commission Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002


                           ASSETS
                                                                                  March 31,
                                                                                     2003         December 31,
                                                                                 (Unaudited)          2002
                                                                                ------------      -----------
ASSETS:
  Cash                                                                          $    102,206      $   263,795
  Accounts receivable                                                                 65,449           81,226
  Accounts receivable from related party                                              23,383           16,500
  Other current assets                                                                76,104           38,375
                                                                                ------------      -----------

         Total current assets                                                        267,142          399,896

PROPERTY AND EQUIPMENT:

  Land                                                                             4,189,306        4,189,306
  Buildings and improvements                                                      30,995,636       30,992,608
  Furniture and equipment                                                            252,593          251,467
                                                                                ------------      -----------
                                                                                  35,437,535       35,433,381
  Less - Accumulated depreciation                                                  3,910,235        3,587,309
                                                                                ------------      -----------
                                                                                  31,527,300       31,846,072

  OTHER ASSETS                                                                       250,551          226,804
                                                                                ------------      -----------

         Total assets                                                            $32,044,993      $32,472,772
                                                                                 ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Current maturities of long-term debt                                 $     919,531    $    955,848
  Note payable to related party                                            1,300,000       1,300,000
  Accounts payable                                                           345,415         159,409
  Accounts payable to related party                                          321,757         295,553
  Accrued expenses                                                           744,124      1,027,030
                                                                         -----------      -----------

         Total current liabilities                                         3,630,827       3,737,840

LONG-TERM DEBT, net of current maturities
  Related party                                                                -             500,000
  Third party                                                             26,187,712      25,920,504

OTHER LONG-TERM LIABILITIES                                                  144,898          148,593

MINORITY INTEREST LIABILITY                                                1,454,249        1,513,244

COMMITMENTS AND CONTINGENCIES                                                  -                  -

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding                       -                  -
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at:                                                            3,082,668        3,082,668
  Paid-in capital                                                         22,719,644       22,719,644
  Distributions and losses in excess of income                           (25,111,937)     (24,822,717)
  Current year loss                                                          (26,454)        (289,220)
  Other comprehensive loss - fair value of cash flow hedge                   (36,614)         (37,784)
                                                                         -----------      -----------
         Total shareholders' equity                                          627,307          652,591
                                                                         -----------      -----------
         Total liabilities and shareholders' equity                      $32,044,993      $32,472,772
                                                                         ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
          Consolidated Statements of Operations and Comprehensive Loss
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                          2003               2002
                                                                       ----------         ----------
GROSS REVENUES:
  Revenues from real estate operations                                 $1,340,992       $1,266,589
  Interest and other                                                           89                8
                                                                       ----------       ----------
         Total Revenues                                                 1,341,081        1,266,597

OPERATING EXPENSES:
  Interest expense                                                        377,538          503,954
  Property taxes and insurance                                            169,935          172,420
  Property operating expenses                                             315,118          285,334
  Professional fees                                                        19,526           20,747
  General and administrative,
    including amounts paid to a
    related party of $12,000
    each quarter                                                          209,860          198,994
  Depreciation and amortization                                           337,282          330,076
                                                                       ----------       ----------

         Total expenses                                                 1,429,259        1,511,525
                                                                       ----------       ----------

Loss before minority interest and
  cumulative effect of a change in
  accounting principle                                                    (88,178)        (244,928)

Minority interest                                                          61,724          171,450
                                                                       ----------       ----------

Loss before cumulative effect of a
  change in accounting principle                                          (26,454)         (73,478)

Cumulative effect of a change
  in accounting principle, net of
  minority interest of $197,904                                                 -          (84,817)
                                                                       ----------       ----------
         Net loss                                                      $  (26,454)      $ (158,295)
                                                                       ----------       ----------

Other comprehensive loss:
  Fair value of cash flow hedge, net of
  minority interest of $2,729 and $22,631,
  respectively                                                              1,170           (9,699)
                                                                       ----------       ----------

Comprehensive loss                                                     $  (25,284)      $ (167,994)
                                                                       ==========       ==========


                     Liberty Self-Stor, Inc. and Subsidiary
          Consolidated Statements of Operations and Comprehensive Loss
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                      2003            2002
                                                                     ------          ------
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED BEFORE
  CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                                           $(0.01)         $(0.02)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED FOR CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING                                       -            (0.03)
  PRINCIPLE
                                                                     ------          ------
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                  $(0.01)         $(0.05)
                                                                     ======          ======





The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                           2003             2002
                                                                        -----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $   (26,454)     $ (158,295)
Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                          337,282         330,076
     Minority interest liability                                            (61,724)       (369,354)
     Cumulative effect of a change in accounting principle                      -           282,721
Changes in operating assets and liabilities:
  Restricted cash                                                               -                (7)
  Accounts receivable                                                        15,777           2,425
  Related party receivable                                                   (6,883)            -
  Other current assets                                                      (37,729)        (13,001)
  Other assets                                                              (38,103)       (109,246)
  Accounts payable                                                          186,006         217,793
  Accrued expenses                                                         (282,906)       (349,879)
  Other liabilities                                                          26,408          97,789
                                                                        -----------      ----------
         Net cash provided by (used in) operating activities                111,674         (68,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (4,154)           (627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                                      (1,327,546)     (4,898,703)
Borrowings on notes payable                                               1,058,437       5,050,000
                                                                        -----------      ----------
         Net cash (used in) provided by financing activities               (269,109)        151,297
                                                                        -----------      ----------
(DECREASE) INCREASE IN CASH                                                (161,589)         81,692

CASH,
  beginning of period                                                       263,795         114,476
                                                                        -----------      ----------
CASH,
  end of period                                                         $   102,206      $  196,168
                                                                        ===========      ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life real estate investment trust ("REIT"). As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2003, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,454,249 at March 31, 2003, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LLC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At March 31, 2003, Liberty owned and operated 19 self-storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the three months ended March 31, 2003 includes the results of operations of LSS for the entire period.

Accounts Receivable

Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Amounts outstanding longer than the contractual payment terms are considered past due. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any recoveries are credited to income when received. Total bad debt expense for the three months ended March 31, 2003 was approximately $33,000, while recoveries were approximately $27,000. Based upon management's specific review of past due accounts at March 31, 2003 and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required.

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

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. Liberty completed its transitional impairment test under SFAS No. 142 in the first quarter of 2002 and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which was $282,721, net of accumulated amortization. Liberty determined that the total goodwill was impaired based upon the fair market value of its common stock (based upon quoted prices) in relation to the total shareholders' equity of the company as of January 1, 2002. The market price of Liberty's common stock was at levels considerably lower than at the December 29, 1999 reorganization date for an extended period of time, and Liberty had experienced recurring net losses. The write-off was reflected as a cumulative effect of a change in accounting, net of minority interest.

Revenue Recognition

Liberty's revenue from real estate operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was approximately $64,000 and $58,000 for the three months ended March 31, 2003 and 2002, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue under non-cancelable leases is as follows at March 31, 2003:


                     Third Party       Related Party        Total
                     -----------       -------------      ----------
2003                 $  221,953          $ 32,400         $  254,353
2004                    209,646            32,400            242,046
2005                    199,496            32,400            231,896
2006                    192,246            32,400            224,646
2007                    172,246            29,700            201,946
Thereafter              412,790              -               412,790
                     ----------          --------         ----------
                     $1,408,377          $159,300         $1,567,677

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in shareholders' equity from non-owner sources and, for Liberty, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS 133.

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Advertising Costs

Liberty expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion for the three months ended March 31, 2003 and 2002 approximated $40,000 and $37,000, respectively.

Employee Benefits

The 1999 Stock Option Plan ("the Plan") permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of March 31, 2003, 170,000 options are outstanding. At December 31, 2002, 145,000 of the options were fully vested, while the remaining 25,000 options became fully vested in January 2003.


Liberty follows the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options and restricted shares granted. The pro forma compensation expense in 2003 and 2002 related to the stock options granted was immaterial.

Estimates, Risks and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, notes payable, and an interest rate swap. Cash, due to its short maturity, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at March 31, 2003 and December 31, 2002 is approximately $30,770,000 and $29,971,000 as compared to a carrying value of $28,407,243 and $28,676,352, respectively. The interest rate swap agreement is carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to an interest rate swap agreement with a commercial bank that qualifies for hedge accounting under SFAS No. 133. For the three-month period ended March 31, 2003, Liberty has recognized a gain, after minority interest, of approximately $1,170 from participation in the interest rate swap agreement. This gain is included in other comprehensive loss The fair market value of the swap at March 31, 2003, of approximately $122,000 is included in other long-term liabilities in the accompanying consolidated balance sheet.

Recently Issued Accounting Pronouncements

In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 became effective for fiscal years beginning after September 15, 2002. The adoption of SFAS No. 143 by Liberty effective January 1, 2003 had no effect on the financial position or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. For the quarter ended March 31, 2003, Liberty had no such exit or disposal activities.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies existing guidance for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or "VIE's"). VIE's within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to VIE's created after January 1, 2003, and to VIE's in which an enterprise obtains an interest after that date. For Liberty, it applies to the first interim period beginning after June 15, 2003, to VIE's, if any, in which Liberty holds a variable interest that it acquired before February 1, 2003. Liberty is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       3/31/03               12/31/02
                                                                                    -------------          ------------
Mortgage notes payable to a bank with monthly installments of $53,855 including interest at 30-day LIBOR plus 2.50% (currently 3.92%), amortized over a
  20-year period with a maturity date of June 1, 2006, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                           $   8,502,330          $  8,597,966


Mortgage note payable to a bank with monthly installments of $1,951 including interest at 30-day LIBOR plus 2.50% (currently 3.92%), amortized over a nineteen-year period with a maturity date of June 1, 2006, secured by certain
  real property and personally guaranteed by a stockholder of Liberty.                    245,181               248,003

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 6.63%, amortized over a 20-year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty.                                                               1,739,558             1,758,410

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a 20-year amortization, due June 2004, secured by certain real property, and personally guaranteed by a stockholder of Liberty.
  Retired in February 2003.                                                                 -                   553,379

Mortgage note payable to a bank for construction and term financing of real property with monthly installments of $10,533, including interest at 30-day
  LIBOR plus 2.50% (currently 3.92%), amortized over a fifteen-year period with a maturity date of June 1, 2006, secured by certain real property and personally guaranteed by a stockholder of Liberty, as amended in February 2003 to borrow additional principal in the amount of $1,058,437 and reduce the
  interest rate.                                                                       1,171 ,558               135,402

Mortgage note payable to a bank for construction and term financing of real property, interest at 30-day LIBOR plus 2.50% (currently 3.92%), amortized over a fifteen-year period with a maturity date of June 1, 2006, secured by
  certain real property and personally guaranteed by a stockholder of Liberty.            714,299               726,327

Mortgage note payable to a bank for term financing, payable in monthly installments of $14,499, including interest at 9.10%, amortized over a 20-year period with a maturity date of June 1, 2005, secured by certain real property
  and personally guaranteed by a stockholder of Liberty.                                1,504,662             1,516,450

Mortgage note payable to an individual with monthly installments of $3,777, including interest at 7.75%, amortized over a 25-year period with a maturity date of June 30, 2025, secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                                                 479,258               481,941

Mortgage note payable to a bank for construction and term financing of real property, payable in monthly installments of $17,388, including interest at
  6.25% (in May 2003, rate will change to 0.75% over the bank's prime rate), amortized over a ten-year period with a maturity date of August 1, 2011, secured by certain real property and personally guaranteed by a stockholder
          of Liberty.                                                                   2,445,893            2,463,975

Mortgage note payable to a bank for term financing of real property, with monthly payments of $15,433, including interest at 30-day LIBOR plus 2.50%
  (currently 3.92%), amortized over a 20-year period with a maturity date of
  March 30, 2009, secured by certain real property and personally guaranteed by
  a stockholder of Liberty, as amended in February 2003.                                1,889,256             1,914,744

Mortgage note payable to a bank for term financing of real property, with monthly payments of $22,587, including interest at U.S. Treasury Constant
  Maturity Series plus 2.75%, with a floor of 5.50% and a ceiling of 15.00%
  (currently 5.50%), amortized over a ten-year period with a maturity date of
  March 25, 2013, secured by certain real property and personally guaranteed by a stockholder of Liberty, as amended in March 2003 to reduce the interest rate
  and change the maturity date from March 25, 2021.                                     3,491,590             3,514,822

Mortgage note payable to a bank for term financing of real property, payable in monthly installments of $10,777, including interest at prime rate plus 0.50%
  (currently 4.75%), amortized over a 22-year period with a maturity date of
  February 1, 2007, secured by certain real property and personally guaranteed
  by a stockholder of Liberty.                                                          1,698,122             1,713,959





Mortgage note payable to a bank for term financing of real property, payable in monthly installments of $16,977, including interest at 30-day LIBOR plus 2.25%
  (currently 3.67%), amortized over a 20-year period with a maturity date of
  April 1, 2006, secured by certain real property and personally guaranteed by
  a stockholder of Liberty.                                                             3,225,536             3,250,974
                                                                                    -------------          ------------
                                                                                      $27,107,243           $26,876,352
Less Current Maturities                                                                   919,531               955,848
                                                                                    -------------          ------------
                                                                                      $26,187,712           $25,920,504

Future maturities of debt, inclusive of related party notes payable discussed further in Note 4, are as follows:

2003                        $ 2,219,531
2004                            953,736
2005                          5,333,347
2006                         11,316,964
2007                            416,707
Thereafter                    8,166,958
                            -----------

                            $28,407,243

During the three months ended March 31, 2003, Liberty paid $490,950 in interest on its debt instruments, compared to $640,333 for the three months ended March 31, 2002.

4. NOTES PAYABLE TO RELATED PARTY:

Liberty had an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $500,000 as of December 31, 2002. The note was retired in February 2003 with the proceeds from a new long-term borrowing.

Liberty has an additional unsecured note payable to its Chairman and Chief Executive Officer in the amount of $1,300,000 at March 31, 2003, and December 31, 2002. The note bears interest at 4.25% and requires monthly interest payments of approximately $4,600 with the principal due in full on October 1, 2003.

5. EARNINGS/LOSS PER SHARE:

Basic loss per share of common stock for 2003 and 2002 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for the three months ended March 31, 2003 and 2002.

At March 31, 2003 and 2002, options to purchase 170,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

During 2003 and 2002, Liberty paid no cash distributions to its shareholders.

6. INCOME TAXES:

Liberty has previously elected to be taxed as a REIT pursuant to Section 856
(c)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2003. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing Liberty's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $6,000,000. These net operating loss carryforwards will expire at various dates through 2021. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

7. OTHER RELATED PARTY TRANSACTIONS:

In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613. Liberty's board authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard
M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is shown as an accounts payable to related party on Liberty's balance sheet because Mr. Osborne has informed Liberty's management that he is not requiring payment at this time.

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of March 31, 2003 and December 31, 2002, Liberty owes Liberty Self-Stor II, Ltd. $208,868 and $178,664, respectively, associated with these transactions, as well as cash advances between the companies, which is included in accounts payable to related parties in the accompanying consolidated balance sheet.

At March 31, 2003, and December 31, 2002, Liberty had cash of $12,562 and $139,928, respectively, at Great Lakes Bank, a financial institution which is partially owned by a group controlled by Mr. Osborne.

Great Lakes Bank leases commercial space at Liberty's Painesville facility. Liberty recognized approximately $8,000 of lease rent revenue from Great Lakes Bank for the three months ended March 31, 2003 and 2002.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. The lease has a five-year term, which expires in December 2004, with a five-year renewal option at $5,000 per month. For the three months ended March 31, 2003 and 2002, $12,000 of related party rent expense is included in general and administrative expenses.

Interest expense on related party notes payable was $16,823 and $20,734 for the three-month periods ended March 31, 2003 and 2002, respectively.

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

8. COMMITMENTS AND CONTINGENCIES:

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1997 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, Meridian (Liberty's predecessor) was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by Meridian for remediation costs prior to the 1999 merger with Liberty. Liberty has no reason to believe that any additional costs will be incurred by Liberty. However, there can be no assurance to that effect. Liberty, as successor to Meridian, may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

n the late 1980's, the San Francisco Bay Region of the RWQCB requested that Meridian investigate and characterize soil and groundwater contamination at the Charleston Business Park property which was sold by Meridian in August 1997. Meridian engaged an environmental engineering firm that discovered the presence of trichloroethlylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give Meridian time to complete the pending sale of the property. As part of the sale, the purchaser agreed to indemnify Meridian broadly against the pending SCRs and other types of environmental claims. The indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RWQCB could still name Meridian, or Liberty as successor to Meridian, when it ultimately issues its SCRs order for the property based on the Company's former ownership. If that occurs, Meridian or Liberty would tender the SCRs order to the purchaser for compliance. Similarly, Meridian or Liberty would tender any other environmental claims brought against it to the purchaser pursuant to the indemnity.

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

         Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in Liberty's financial statements, or (b) have the meanings ascribed to them in the financial statements and the notes thereto.

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

Liquidity and Capital Resources

         Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. In the three months ended March 31, 2003, Liberty's operating activities produced a net loss equal to $26,454, as compared to a net loss of $158,295 for the same period in 2002. Cash and cash equivalents were $102,206 as of March 31, 2003, as compared to $236,795 as of December 31, 2002. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

         Liberty uses cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt. Sources of liquidity over the next 12-month period include available cash and cash generated from rental charges at its self-storage facilities. As an additional source of liquidity, Liberty may refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments.

         Liberty's current maturities of long-term debt decreased to $919,531 at March 31, 2003, from $955,848 at December 31, 2002, a decrease of $36,317, or 3.8%. In addition, a related party note payable in the amount of $1,300,000 matures in October 2003.

         Liberty believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term and long-term basis. However, there can be no assurance that Liberty will be able to retire or refinance any or all of its maturing debt. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage or incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing shareholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms. Long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because most of Liberty's debt is variable rate, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of Liberty's debt.

            During 2002, Liberty paid no cash distributions to its shareholders. Liberty does not anticipate making any cash distributions in 2003.

Material Changes in Results of Operations

Revenues

            Revenues from real estate operations increased approximately $74,000, or 5.8%, to $1.34 million in the first quarter of 2003 from $1.27 million in the comparable quarter of 2002. Approximately $64,000, or 86.5%, of the increase was attributable to increased occupancy at the Westlake self-storage facility, which opened in June 2001, and increased occupancy at the Painesville and Leuer Avenue self-storage facilities, both of which opened in the second half of 2000. The remainder of the increase was primarily attributable to increases in the late fees and lien fees collected. The occupancy rate at all of our self-storage facilities increased to 72.0% in the first quarter of 2003 from 70.2% in the comparable quarter of 2002. The increase in the occupancy rate was primarily attributable to the increased occupancy at our Painesville, Leuer Avenue, and Westlake facilities. Despite this increase, the occupancy rates at our self-storage facilities, excluding our three new self-storage facilities, decreased to 75.2% in the first quarter of 2003 from 76.3% in the comparable quarter of 2002. We expect occupancy rates at all of our facilities to remain relatively flat for the remainder of 2003.

            Interest and other revenues increased in the first quarter of 2003 as compared to the comparable quarter of 2002. The increase was due to higher invested cash balances in the first quarter of 2003, despite generally lower interest rates.

Expenses

             Interest expense decreased $126,500, or 25.1%, to $377,500 in the first quarter of 2003 from $504,000 in the comparable quarter of 2002. The decrease in interest expense is attributable to refinancing and amending existing loans at more favorable interest rates.

            Property taxes and insurance expenses decreased $2,000, or 1.2%, to $170,000 in the first quarter of 2003 from $172,000 in the comparable quarter of 2002.

            Property operating expenses increased $30,000, or 10.5%, to $315,000 in the first quarter of 2003 from $285,000 in the comparable quarter of 2002. The increase in property operating expenses was primarily attributable to increased snow removal costs in the first quarter of 2003 associated with heavier snowfalls than in the prior winter.

           Professional fees decreased $1,000, or 4.8%, to $20,000 in the first quarter of 2003 from $21,000 in the comparable quarter of 2002. Professional fees include all legal fees, accounting fees and investor-relations expenses.

           General and administrative expenses increased $11,000, or 5.5%, to $210,000 in the first quarter of 2003 from $199,000 in the comparable quarter of 2002. The increase in general and administrative expenses was primarily attributable to the increased use of temporary employment services.

         Depreciation and amortization increased $7,000, or 2.1%, to $337,000 in the first quarter of 2003, from $330,000 in the comparable quarter of 2002. The increase in depreciation and amortization was primarily attributable to loan fees associated with the refinancing of the Southold self-storage facility in March 2002.

Net Loss

           As a result of the factors noted above, Liberty's net loss decreased $132,000, or 83.5%, to $26,000 in the first quarter of 2003 from $158,000 in the comparable quarter of 2002. Net loss for the three months ended March 31, 2002 included an $85,000 expense related to the cumulative effect of a change in accounting for goodwill as of January 1, 2002 in connection with Liberty's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." In 2002, Liberty completed its impairment analysis of goodwill and wrote off the entire net carrying value of $282,721 effective January 1, 2002.

Funds from Operations

         Liberty uses Funds from Operations ("FFO") as a measure of its profit or loss. Liberty defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or loses) from sales of property, the effects of any changes in accounting principles, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. FFO should not be considered (1) a substitute for net income (determined in accordance with GAAP); (2) an indication of Liberty's financial performance; (3) a substitute for cash flows from operating activities (determined in accordance with GAAP); or (4) a measure of Liberty's liquidity. Liberty's definition of FFO may not be comparable to similarly-titled measures of other REITs. The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Liberty believes that FFO is helpful to investors as a measure of performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, FFO provides investors with an understanding of Liberty's ability to incur and service debt and to make capital expenditures.

         The following table is reconciliation between net loss and FFO for the three months ended March 31, 2003 and 2002:

                                                  Three Months       Three Months
                                                      Ended               Ended
                                                 March 31, 2003      March 31, 2002
                                                 --------------      --------------
Net loss                                            $(26,454)          $(158,295)

Funds from operations:
Net loss                                            $(26,454)          $(158,295)
Adjustments:
Depreciation of real estate and amortization
     of intangible assets                            337,282             330,076
Cumulative effect of change in accounting
     principle, net of minority interest                -                 84,817
Minority interest                                    (61,724)           (171,450)
                                                    --------            --------
FFO                                                 $249,104             $85,148
                                                    ========            ========
Inflation

         Liberty does not believe that inflation has had or will have a direct or adverse effect on its operations. Substantially all of the leases at the self-storage facilities allow for monthly rent increases, which provide Liberty with the opportunity to achieve increases in rental income as each lease matures.

Recently Issued Accounting Pronouncements

         In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. Adoption of SFAS No. 143 as of January 1, 2003 had no effect on the financial position or results of operations of Liberty.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. For the quarter ended March 31, 2003, Liberty had no such exit or disposal activities.

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

Forward-Looking Statements

             Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:
 (1) Liberty's continued tax status as a REIT; (2) the interest rate market, which, when interest rates increase, will cause Liberty's expenses on its variable-rate mortgages to increase; (3) Liberty's ability to increase occupancy and rental rates at its self-storage facilities; (4) the failure to successfully implement other elements of Liberty's business plans; (5) the failure to successfully integrate acquired and newly-constructed facilities into Liberty; (6) the ability of Liberty to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms; (7) the ability to refinance Liberty's debts as they come due, including without limitation, Liberty's maturing long-term debt, $1.3 million of which matures in the last nine months of 2003: (8) changes in local real estate conditions; (9) the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs; (10) decreases in occupancy rates; and (11) Liberty's ability to meet the qualitative listing standards of the BBX, which will eventually take the place of the OTC Bulletin Board.

            Any investor or potential investor in Liberty must consider these risks and others that are detailed in other filings by Liberty with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

Election for REIT Status

         Meridian previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and Liberty intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2003. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing Liberty's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statement of Operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit: 99.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Liberty Self-Stor, Inc.

Date: May 14, 2003          By: /s/ Richard M. Osborne
                                -------------------------------
                                Richard M. Osborne
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)

Date: May 14, 2003          By: /s/ Sherry L. Kirchenbauer
                                ----------------------------------
                                Sherry L. Kirchenbauer,
                                Chief Financial Officer and Assistant Secretary Financial and Accounting Officer)

CERTIFICATIONS PURSUANT TO 17 CFR SECTION 240.13a-14

I, Richard M. Osborne, Chairman of the Board and Chief Executive Officer of Liberty Self-Stor, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Liberty Self-Stor, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:  May 14, 2003


By:  /s/ Richard M. Osborne
--------------------------------
Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS PURSUANT TO 17 CFR SECTION 240.13a-14

I, Sherry L. Kirchenbauer, Chief Financial Officer of Liberty Self-Stor, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Liberty Self-Stor, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:  May 14, 2003


By: /s/ Sherry L. Kirchenbauer
---------------------------------
Sherry L. Kirchenbauer
Chief Financial Officer
(Principal Financial Officer)


The Company has filed as Exhibit 99.1 to this quarterly report on Form 10-QSB the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.