Form 10QSB
period 2003-06-30
LIBERTY SELF STOR INC
filed 2003-08-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Issuer had 3,082,668 shares of common stock outstanding on August 5, 2003

Transition Small Business Disclosure Format.  Yes [  ]     No [x]

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2003


                                Table of Contents

PART I                                                                                           Page
                                                                                                 ----

Item 1.           Financial Statements (Unaudited)                                                 3
Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Unaudited)                                               20
Item 3.           Controls and Procedures                                                         28


PART II

Item 1.           Legal Proceedings                                                               28
Item 4.           Submission of Matters to a Vote of Security Holders                             28
Item 6.           Exhibits and Reports on Form 8-K                                                29

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

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002

                     ASSETS
                     ------
                                                       June 30,
                                                         2003        December 31,
                                                     (Unaudited)         2002
                                                      ---------          ----
ASSETS:
  Cash                                               $   273,615     $   263,795
  Accounts receivable                                     49,856          81,226
  Accounts receivable from related party                  18,405          16,500
  Other current assets                                    80,513          38,375
                                                     -----------     -----------

         Total current assets                            422,389         399,896

PROPERTY AND EQUIPMENT:

  Land                                                 4,189,306       4,189,306
  Buildings and improvements                          31,008,751      30,992,608
  Furniture and equipment                                252,593         251,467
                                                     -----------     -----------
                                                      35,450,650      35,433,381
  Less - Accumulated depreciation                      4,233,161       3,587,309
                                                     -----------     -----------
                                                      31,217,489      31,846,072

  OTHER ASSETS                                           235,123         226,804
                                                     -----------     -----------

         Total assets                                $31,875,001     $32,472,772
                                                     ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
  Current maturities of long-term debt                       $    957,041    $    955,848
  Note payable to related party                                 1,300,000       1,300,000
  Accounts payable                                                319,983         159,409
  Accounts payable to related party                               323,005         295,553
  Accrued expenses                                                891,731       1,027,030
                                                             ------------    ------------

         Total current liabilities                              3,791,760       3,737,840

LONG-TERM DEBT, net of current maturities
  Related party                                                      --           500,000
  Third party                                                  25,917,674      25,920,504

OTHER LONG-TERM LIABILITIES                                       151,359         148,593

MINORITY INTEREST LIABILITY                                     1,407,105       1,513,244

COMMITMENTS AND CONTINGENCIES                                        --              --

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding             --              --
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding            3,083           3,083
  Paid-in capital                                              25,799,229      25,799,229
  Distributions and losses in excess of income                (25,111,937)    (24,822,717)
  Current year loss                                               (44,539)       (289,220)
  Other comprehensive loss - fair value of cash flow hedge        (38,733)        (37,784)
                                                             ------------    ------------
         Total shareholders' equity                               607,103         652,591
                                                             ------------    ------------

         Total liabilities and shareholders' equity          $ 31,875,001    $ 32,472,772
                                                             ============    ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
          Consolidated Statements of Operations and Comprehensive Loss
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                         2003            2002           2003           2002
                                                      -----------    -----------    -----------    -----------
GROSS REVENUES:
  Revenues from real estate operations                $ 1,336,019    $ 1,301,091    $ 2,677,011    $ 2,567,680
  Interest and other                                           81              1            170              9
                                                      -----------    -----------    -----------    -----------
         Total Revenues                                 1,336,100      1,301,092      2,677,181      2,567,689

OPERATING EXPENSES:
  Interest expense                                        353,092        503,302        730,630      1,007,256
  Property taxes and insurance                            174,851        172,826        344,786        345,246
  Property operating expenses                             293,683        255,170        608,801        540,504
  Legal and professional fees                              45,261         33,347         64,787         54,094
  General and administrative,
    including amounts paid to
    related parties of $24,000 and
    $12,000 in the six and three
    month periods, respectively                           191,144        216,987        401,004        415,981
  Depreciation and amortization                           338,354        333,510        675,636        663,586
                                                      -----------    -----------    -----------    -----------
         Total expenses                                 1,396,385      1,515,142      2,825,644      3,026,667
                                                      -----------    -----------    -----------    -----------

Loss before minority interest and
  cumulative effect of  change in
  accounting principle                                    (60,285)      (214,050)      (148,463)      (458,978)

Minority interest                                          42,200        149,835        103,924        321,285
                                                      -----------    -----------    -----------    -----------

Loss before cumulative effect of
   change in accounting principle                         (18,085)       (64,215)       (44,539)      (137,693)

Cumulative effect of change
  in accounting principle, net of
  minority interest of $197,904                              --             --             --          (84,817)
                                                      -----------    -----------    -----------    -----------

         Net loss                                     $   (18,085)   $   (64,215)   $   (44,539)   $  (222,510)
                                                      ===========    ===========    ===========    ===========

Other comprehensive loss:
  Fair value of cash flow hedge, net
  of minority interest of $4,944 and
  $2,215 for the three and six months
  ended June 30, 2003, and $33,323
  and $55,954 for the three and six
  months ended June 30, 2002                               (2,119)       (14,282)          (949)       (23,981)
                                                      -----------    -----------    -----------    -----------

Comprehensive loss                                    $   (20,204)   $   (78,497)   $   (45,488)   $  (246,491)
                                                      ===========    ===========    ===========    ===========

                     Liberty Self-Stor, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                      Three Months Ended       Six Months Ended
                                           June 30,                 June 30,
                                       2003        2002        2003        2002
                                     --------    --------    --------    --------
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED BEFORE
  CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE              (0.01)      (0.02)      (0.01)      (0.04)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED FOR CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                              --          --          --         (0.03)

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                  $  (0.01)   $  (0.02)   $  (0.01)   $  (0.07)



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                               2003           2002
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $   (44,539)   $  (222,510)
Adjustments to reconcile net loss to
   net cash used by (used in) operating activities:
     Depreciation and amortization                             675,636        663,586
     Minority interest liability                              (103,924)      (519,189)
     Cumulative effect of change in accounting principle          --          282,721
Changes in operating assets and liabilities:
  Restricted cash                                                 --            2,192
  Accounts receivable                                           31,370          1,815
  Related party receivable                                      (1,905)          --
  Other current assets                                         (42,138)       (20,191)
  Other assets                                                 (38,103)      (108,586)
  Accounts payable                                             160,574        177,017
  Accrued expenses                                            (135,299)      (189,166)
  Other liabilities                                             27,054        121,110
                                                           -----------    -----------

         Net cash provided by operating activities             528,726        188,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                            (17,269)       (18,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                         (1,560,074)    (5,095,957)
Borrowings on notes payable                                  1,058,437      5,050,000
                                                           -----------    -----------

         Net cash used in financing activities                (501,637)       (45,957)
                                                           -----------    -----------

INCREASE IN CASH                                                 9,820        123,853

CASH,
  beginning of period                                          263,795        114,476
                                                           -----------    -----------

CASH,
  end of period                                            $   273,615    $   238,329
                                                           ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life real estate investment trust ("REIT"). As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At June 30, 2003, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,407,105 at June 30, 2003, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LLC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At June 30, 2003, Liberty owned and operated 19 self-storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
---------------------------

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the six months ended June 30, 2003 includes the results of operations of LSS for the entire period.

Accounts Receivable
-------------------

Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Amounts outstanding longer than the contractual payment terms are considered past due. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any recoveries are credited to income when received. Total bad debt expense for the six months ended June 30, 2003 and 2002 was approximately $63,000 and $52,000, while recoveries were approximately $51,000 and $41,000, respectively. Based upon management's specific review of past due accounts at June 30, 2003 and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required.

Property and Equipment
----------------------

Property and equipment acquired in connection with Liberty's acquisition of the Ohio LLC were valued based upon an appraisal completed in 1999, while assets acquired since the reorganization are valued at cost. All property and equipment are depreciated using the straight-line method over estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment.

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

Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was approximately $61,000 and $57,000 for the three-month periods ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the lease revenue related to these leases was approximately $125,000 and $115,000, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue under non-cancelable leases is as follows at June 30, 2003:

                     Third Party      Related Party          Total
                     -----------      -------------          -----
2003                 $  217,684          $ 32,400         $  250,084
 2004                    209,646            32,400           242,046
2005                    195,146            32,400            227,546
2006                    192,246            32,400            224,646
2007                    164,746            21,600            186,346
Thereafter              297,576              -               297,576
                     ----------          --------         ----------
                     $1,277,044          $151,200         $1,428,244
                     ==========          ========         ==========

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

Prior Year Reclassification
---------------------------

Certain prior year amounts have been reclassified to conform to current year presentation.

Advertising and Promotion Costs
-------------------------------

Liberty expenses advertising and promotion costs when incurred. Advertising and promotion expenses for the three months ended June 30, 2003 and 2002 approximated $37,000 in both periods. For the six months ended June 30, 2003 and 2002, advertising and promotion expenses were approximately $77,000 and $74,000, respectively.

Employee Benefits
-----------------

The 1999 Stock Option Plan ("the Plan") permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of June 30, 2003, 170,000 options are outstanding. At December 31, 2002, 145,000 of the options were fully vested, while the remaining 25,000 options became fully vested in January 2003.

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

Fair Value of Financial Instruments
-----------------------------------

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, notes payable, and interest rate swaps. Cash, due to its short maturity, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at June 30, 2003 and December 31, 2002 is approximately $30,115,000 and $29,971,000 as compared to a carrying value of $28,174,715 and $28,676,352, respectively. The interest rate swap agreements are carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments
----------------------

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. For the six-month period ended June 30, 2003, Liberty has recognized a loss, after minority interest, of approximately $949 from participation in the interest rate swap agreements. This loss is included in other comprehensive loss. The fair market value of the swaps at June 30, 2003, of approximately $129,000 is included in other long-term liabilities in the accompanying consolidated balance sheet.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. For the six months ended June 30, 2003, Liberty had no such exit or disposal activities.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies existing guidance for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or "VIE's"). VIE's within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to VIE's created after January 1, 2003, and to VIE's in which an enterprise obtains an interest after that date. For the six months ended June 30, 2003, Liberty had no VIE's.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. Liberty is currently evaluating the effect, if any, of SFAS 150 on its results of operations.

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                          6/30/03     12/31/02
                                                                                          -------     --------
Mortgage notes payable to a bank with monthly installments of $53,855 including interest at 30-day LIBOR plus 2.50% (currently 3.92%), amortized over a
  20-year period with a maturity date of June 1, 2006, secured by certain real
  property and personally guaranteed by a stockholder of Liberty                        $8,430,603   $8,597,966

Mortgage note payable to a bank with monthly installments of $1,951 including interest at 30-day LIBOR plus 2.50% (currently 3.92%), amortized over a nineteen-year period with a maturity date of June 1, 2006, secured by certain
  real property and personally guaranteed by a stockholder of Liberty                243,065     248,003

Mortgage note payable to a bank with monthly installments of $15,769 including interest at 6.63%, amortized over a 20-year period with a maturity date of
  June 4, 2009, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                           1,726,404   1,758,410

Mortgage note payable to individuals in monthly installments of $5,207 including interest at 8.5% payable on a 20-year amortization, due June 2004, secured by certain real property and personally guaranteed by a stockholder of Liberty
  Retired in February 2003                                                              --       553,379

Mortgage note payable to a bank for construction and term financing of real property with monthly installments of $10,533, including interest at 30-day
  LIBOR plus 2.50% (currently 3.92%), amortized over a fifteen-year period with a maturity date of June 1, 2006, secured by certain real property and personally guaranteed by a stockholder of Liberty, as amended in February 2003 to borrow additional principal in the amount of $1,058,437 and reduce the
  interest rate                                                                    1,151 ,218    135,402

Mortgage note payable to a bank for construction and term financing of real property, interest at 30-day LIBOR plus 2.50% (currently 3.92%), amortized over a fifteen-year period with a maturity date of June 1, 2006, secured by
  certain real property and personally guaranteed by a stockholder of Liberty         705,277     726,327

Mortgage note payable to a bank for term financing, payable in monthly installments of $14,499, including interest at 9.10%, amortized over a 20-year period with a maturity date of June 1, 2005, secured by certain real property
  and personally guaranteed by a stockholder of Liberty                             1,495,573   1,516,450

Mortgage note payable to an individual with monthly installments of $3,777, including interest at 7.75%, amortized over a 25-year period with a maturity date of June 30, 2025, secured by certain real property and personally guaranteed by a stockholder
  of Liberty                                                                         477,201     481,941

Mortgage note payable to a bank for construction and term financing of real property, payable in monthly installments of $17,388, including interest at
  5.00%, amortized over a ten-year period with a maturity date of August 1,
  2011, secured by certain real property and personally guaranteed by a
  stockholder of Liberty                                                           2,422,623   2,463,975

Mortgage note payable to a bank for term financing of real property, with monthly payments of $15,433, including interest at 30-day LIBOR plus 2.50%
  (currently 3.92%), amortized over a 20-year period with a maturity date of
  March 30, 2009, secured by certain real property and personally guaranteed by
  a stockholder of Liberty, as amended in February 2003                            1,857,736   1,914,744

Mortgage note payable to a bank for term financing of real property, with monthly payments of $22,587, including interest at U.S. Treasury Constant
  Maturity Series plus 2.75%, with a floor of 5.50% and a ceiling of 15.00%
  (currently 5.50%), amortized over a ten-year period with a maturity date of
  March 25, 2013, secured by certain real property and personally guaranteed by a stockholder of Liberty, as amended in March 2003 to reduce the interest rate
  and change the maturity date from March 25, 2021                                 3,472,842   3,514,822

Mortgage note payable to a bank for term financing of real property, payable in monthly installments of $10,777, including interest at prime rate plus 0.50%
  (currently 4.75%), amortized over a 22-year period with a maturity date of
  February 1, 2007, secured by certain real property and personally guaranteed
  by a stockholder of Liberty                                                      1,686,133   1,713,959

Mortgage note payable to a bank for term financing of real property, payable in monthly installments of $16,977, including interest at 30-day LIBOR plus 2.25%
  (currently 3.67%), amortized over a 20-year period with a maturity date of
  April 1, 2006, secured by certain real property and personally guaranteed by
  a stockholder of Liberty                                                           3,206,040     3,250,974
                                                                                   -----------   -----------

                                                                                   $26,874,715   $26,876,352
Less Current Maturities                                                                957,041       955,848
                                                                                   -----------   -----------
                                                                                   $25,917,674   $25,920,504
                                                                                   ===========   ===========

Future maturities of debt, inclusive of related party notes payable discussed further in Note 4, are as follows:

2003                        $ 2,257,041
2004                          2,407,356
2005                         13,202,431
2006                          1,961,609
2007                            456,604
Thereafter                    7,889,674
                            -----------
                            $28,174,715
                            ===========

During the three and six months ended June 30, 2003, Liberty paid $355,325 and $846,275 in interest on its debt instruments, compared to $503,302 and $1,143,635 for the three and six months ended June 30, 2002.

4. NOTES PAYABLE TO RELATED PARTY:

Liberty had an unsecured demand note payable to its Chairman and Chief Executive Officer in the amount of $500,000 as of December 31, 2002. The note was retired in February 2003 with the proceeds from a new long-term borrowing.

Liberty has an additional unsecured note payable to its Chairman and Chief Executive Officer in the amount of $1,300,000 at June 30, 2003, and December 31, 2002. The note bears interest at 4.25% and requires monthly interest payments of approximately $4,600 with the principal due in full on October 1, 2003.

5. EARNINGS/LOSS PER SHARE:

Basic loss per share of common stock for 2003 and 2002 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for the three and six months ended June 30, 2003 and 2002.

At June 30, 2003 and 2002, options to purchase 170,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

During 2003 and 2002, Liberty paid no cash distributions to its shareholders.

6. INCOME TAXES:

Liberty has previously elected to be taxed as a REIT pursuant to Section 856
(c)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2003. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing Liberty's taxable income. In addition, Liberty has net operating loss carryforwards for future years of approximately $5,500,000. These net operating loss carryforwards will expire at various dates through 2021. Utilization of the loss carryforwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of June 30, 2003 and December 31, 2002, Liberty owes Liberty Self-Stor II, Ltd. $206,116 and $178,664, respectively, associated with these transactions, as well as cash advances between the companies, which is included in accounts payable to related parties in the accompanying consolidated balance sheet.

At June 30, 2003, and December 31, 2002, Liberty had cash of $178,823 and $139,928, respectively, at Great Lakes Bank, a financial institution which is partially owned by a group controlled by Mr. Osborne.

Great Lakes Bank leases commercial space at Liberty's Painesville facility. Liberty recognized approximately $8,000 and $16,000 of lease rent revenue from Great Lakes Bank for the three and six months ended June 30, 2003 and 2002.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. The lease has a five-year term, which expires in December 2004, with a five-year renewal option at $5,000 per month. For the three and six months ended June 30, 2003 and 2002, $12,000 and $24,000, respectively, of related party rent expense is included in general and administrative expenses.

Interest expense on related party notes payable was $15,496 and $15,781 for the three months ended June 30, 2003 and 2002, respectively, and $32,319 and $36,515 for the six months ended June 30, 2003 and 2002, respectively.

Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

Pursuant to a requirement of a commercial loan associated with Liberty's Avon self-storage facility, Liberty must maintain a minimum account balance at a financial institution partially owned by a group controlled by Mr. Osborne.

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

         On August 1, 2003, the State of Ohio expanded its list of services subject to Ohio state and local sales tax to include storage of tangible personal property, other than property held for sale, at self-storage facilities. For its facilities in Ohio, Liberty must collect the sales tax from its customers. Liberty can provide no assurance that the imposition of this sales tax will not lead to decrease in occupancy. Nor can Liberty provide any assurance that the sales tax will not limit any attempts by Liberty to increase rental rates in the future.

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

Accounting Policies
-------------------

         Liberty's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires Liberty to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, Liberty evaluates all of these estimates and assumptions. Actual results could differ from these estimates. Liberty believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

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

         Fair Value of Financial Instruments and Derivatives: Financial instruments such as cash, accounts receivable, notes payable, and interest rate swaps are carried at fair value as determined by using available market information and appropriate valuation methodologies. Liberty periodically reviews and adjusts the carrying values of its financial instruments to ensure the instruments approximate fair value. Derivatives are recognized on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

         Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Fair values would be determined based upon market prices for similar properties, or discounted future cash flow analysis. Liberty has reviewed the carrying values of its self-storage facilities for impairment, and has determined that the projected undiscounted cash flows (which were based on actual historical results) over the remaining useful lives of the assets exceed the respective carrying values of the assets at December 31, 2002.

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

Liquidity and Capital Resources
-------------------------------

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

In the three and six months ended June 30, 2003, Liberty's operating activities produced a net loss equal to $18,085 and $44,539, respectively, as compared to a net loss of $64,215 and $137,693 for the three and six month periods ended June 30, 2002. Cash and cash equivalents were $273,615 as of June 30, 2003, as compared to $263,795 as of December 31, 2002. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

Liberty's current maturities of long-term debt, excluding related party debt, increased to $957,041 at June 30, 2003, from $955,848 at December 31, 2002, an increase of $1,193, or 0.1%.

Liberty has an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction of $1,650,000 is equivalent to 50% of the mortgage principal. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR by 4.12%.

In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with mortgage notes having a principal amount at June 30, 2003 of approximately $10,530,000. The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR by 0.85%.

Liberty believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term and long-term basis. However, there can be no assurance that Liberty will be able to retire or refinance any or all of its maturing debt. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also issue additional shares of preferred or common stock to reduce its debt to equity leverage or incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing shareholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms. Long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because a substantial portion of Liberty's debt is at variable rates, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of Liberty's debt. In the event that Mr. Osborne does not agree to guarantee new debt, and he is under no obligation to do so, Liberty may not be able to obtain new debt financing.

During 2002, Liberty paid no cash distributions to its shareholders.    Liberty
does not anticipate making any cash distributions in 2003.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

Revenues from real estate operations increased approximately $35,000, or 2.6%, to $1.34 million in the second quarter of 2003 from $1.30 million in the comparable quarter of 2002. The revenues from real estate operations for the Westlake self-storage facility, which opened in June 2001, and the Painesville and Leuer Avenue self-storage facilities, both of which opened in the second half of 2000, increased approximately $46,000, while the revenues from real estate operations at the remainder of the self-storage facilities decreased approximately $11,000. For the six months ended June 30, 2003, revenues from real estate operations increased approximately $110,000, or 4.3%, to $2.68 million from $2.57 million in the comparable six months of 2002. $110,000, or 100.0%, of the increase was attributable to increased revenues at the Westlake, Painesville, and Leuer Avenue self-storage facilities. The occupancy rate at all of our self-storage facilities increased to 74.9% in the second quarter of 2003 from 73.7% in the comparable quarter of 2002. The increase in the occupancy rate was primarily attributable to the increased occupancy at our Painesville, Leuer Avenue, and Westlake facilities. Despite this increase, the occupancy rates at our self-storage facilities, excluding our three new self-storage facilities, decreased slightly to 78.1% in the second quarter of 2003 from 78.3% in the comparable quarter of 2002. We expect occupancy rates at all of our facilities to remain relatively flat for the remainder of 2003.


Expenses
--------


Interest expense decreased $150,200, or 29.8%, to $353,100 in the second quarter of 2003 from $503,300 in the comparable quarter of 2002. For the six months ended June 30, 2003, interest expense decreased $276,700, or 27.5%, to $730,600 from $1,007,300 in the comparable six months ended June 30, 2002. The decrease in interest expense is mainly attributable to refinancing and amending existing loans at more favorable interest rates.

Property taxes and insurance expenses increased $2,000, or 1.2%, to $175,000 in the second quarter of 2003 from $173,000 in the comparable quarter of 2002. For the six months ended June 30, 2003 and 2002, property taxes and insurance expenses remained unchanged at $345,000 in both periods.

            Property operating expenses increased $39,000, or 15.3%, to $294,000 in the second quarter of 2003 from $255,000 in the comparable quarter of 2002. The increase was primarily attributable to an increase in utility costs of approximately $8,000, an increase in repairs of approximately $15,000, and an increase in bad debt expense of approximately $10,000. For the six months ended June 30, 2003, property operating expenses increased approximately $68,000, or 12.6%, to $609,000 from $541,000 in the comparable six months of 2002. The remaining $30,000 increase in property operating expenses in the first six months of 2003 was primarily attributable to increased snow removal costs associated with heavier snowfalls than in the prior winter.

           Professional fees increased $12,000, or 36.4%, to $45,000 in the second quarter of 2003 from $33,000 in the comparable quarter of 2002. For the six months ended June 30, 2003, professional fees increased $11,000, or 20.4%, to $65,000 from $54,000 in the comparable six months of 2002. Professional fees include all legal fees, accounting fees, investor-relations expenses and customer service related expenses. The increase in professional fees is primarily attributable to the use of a call center for some of Liberty's self-storage facilities. The call center is used to handle customer calls after normal business hours and when the facility's manager is helping other customers.

           General and administrative expenses decreased $26,000, or 12.0%, to $191,000 in the second quarter of 2003 from $217,000 in the comparable quarter of 2002. For the six months ended June 30, 2003, general and administrative expenses decreased $15,000, or 3.6%, to $401,000 from $416,000 in the comparable quarter of 2002. The decrease in general and administrative expenses was primarily attributable to a decrease in payroll expenses associated with personnel changes.

         Depreciation and amortization increased $4,000, or 1.2%, to $338,000 in the second quarter of 2003, from $334,000 in the comparable quarter of 2002. For the six months ended June 30, 2003, depreciation and amortization increased $12,000, or 1.8%, to $676,000 from $664,000 in the comparable six months of 2002. $4,500 of the increase in depreciation and amortization was attributable to the amortization of deferred loan fees associated with the refinancing of the note payable at the Southold facility in March 2002. The remainder of the increase was primarily attributable to depreciation associated with property improvements at the Westlake and Leuer Avenue facilities in the last six months of 2002.

Net Loss
--------

           As a result of the factors noted above, Liberty's net loss decreased $46,000, or 71.9%, to $18,000 in the second quarter of 2003 from $64,000 in the comparable quarter of 2002. For the six months ended June 30, 2003, the net loss decreased $178,000, or 79.8%, to $45,000 from $223,000 in the comparable six months of 2002. Net loss for the six months ended June 30, 2002 included an $85,000 expense related to the cumulative effect of a change in accounting for goodwill as of January 1, 2002 in connection with Liberty's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." In 2002, Liberty completed its impairment analysis of goodwill and wrote off the entire net carrying value of $282,721 effective January 1, 2002.

Funds from Operations
---------------------

         Liberty uses Funds from Operations ("FFO") as a measure of its profit or loss. Liberty defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding gains (or losses) from sales of property, the effects of any changes in accounting principles, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. FFO should not be considered
(1) a substitute for net income (determined in accordance with GAAP); (2) an indication of Liberty's financial performance; (3) a substitute for cash flows from operating activities (determined in accordance with GAAP); or (4) a measure of Liberty's liquidity. Liberty's definition of FFO may not be comparable to similarly-titled measures of other REITs. The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Liberty believes that FFO is helpful to investors as a measure of performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, FFO provides investors with an understanding of Liberty's ability to incur and service debt and to make capital expenditures.

         The following table is a reconciliation between net loss and FFO for the six months ended June 30, 2003 and 2002:

                                                  Six Months       Six Months
                                                    Ended            Ended
                                                June 30, 2003     June 30, 2002
                                                -------------     -------------
Net loss                                          $ (44,539)      $(222,510)

Funds from operations:
Net loss                                          $ (44,539)      $(222,510)
Adjustments:
Depreciation of real estate and amortization
     of deferred loan fees                          675,636         663,586
Cumulative effect of change in accounting
     principle, net of minority interest               --            84,817
Minority interest                                  (103,924)       (321,285)
                                                  ---------       ---------
FFO                                               $ 527,173       $ 204,608
                                                  =========       =========

Inflation
---------

         Liberty does not believe that inflation has had or will have a direct or adverse effect on its operations. Substantially all of the leases at the self-storage facilities allow for monthly rent increases, which provide Liberty with the opportunity to achieve increases in rental income as each lease matures.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. For the six months ended June 30, 2003, Liberty had no such exit or disposal activities.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies existing guidance for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or "VIE's"). VIE's within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to VIE's created after January 1, 2003, and to VIE's in which an enterprise obtains an interest after that date. For the six months ended June 30, 2003, Liberty had no VIE's.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. Liberty is currently evaluating the effect, if any, of SFAS 150 on its results of operations.

Forward-Looking Statements
--------------------------

         Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

         -        Liberty's continued tax status as a REIT;
         - the imposition in Ohio on August 1, 2003, of a sales tax on self-storage facility customers;
         - the interest rate market, which, when interest rates increase, will cause Liberty's expenses on its variable-rate mortgages to increase;
         - Liberty's ability to increase occupancy and rental rates at its self-storage facilities;
         - the failure to successfully implement other elements of Liberty's business plans;

         - the failure to successfully integrate acquired and newly-constructed facilities into Liberty;
         - the ability of Liberty to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms;
         - the ability to refinance Liberty's debts as they come due, including, without limitation, Liberty's maturing long-term debt, $1.3 million of which matures in October 2003;
         -        changes in local real estate conditions;
         - the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs;
         -        decreases in occupancy rates; and
         - changes in sales taxes in Ohio and New York, affecting Liberty's ability to increase occupancy and rental rates at its self-storage facilities.


         The interest rate market, which, when interest rates increase, will cause Liberty's expenses on its variable-rate mortgages to increase; (3) Liberty's ability to increase occupancy and rental rates at its self-storage facilities; (4) the failure to successfully implement other elements of Liberty's business plans; (5) the failure to successfully integrate acquired and newly-constructed facilities into Liberty; (6) the ability of Liberty to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms; (7) the ability to refinance Liberty's debts as they come due, including without limitation, Liberty's maturing long-term debt, $1.3 million of which matures in October 2003: (8) changes in local real estate conditions; (9) the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs; (10) decreases in occupancy rates; and (11) changes in sales taxes in Ohio and New York, affecting Liberty's ability to increase occupancy and rental rates at its self-storage facilities.

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

ITEM 3. CONTROLS AND PROCEDURES

         As of June 30, 2003, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's President, Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's President, Chief Executive Officer, and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty required to be included in Liberty's periodic SEC filings. There have been no significant changes in Liberty's internal controls or in other factors which could significantly affect internal controls subsequent to the date Liberty carried out its evaluation.

                                     Part II

ITEM 1. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which Liberty is a party or to which any of its assets are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 2003 Annual Meeting of Stockholders of Liberty was held on June 12, 2003.

     (b) Proxies were solicited for the election of directors by Liberty's management pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitation in opposition to management's nominees as listed in the proxy statement was made. Management's nominees were:
          Steven A. Calabrese, Mark D. Grossi, Marc C. Krantz, Richard M. Osborne and Thomas J. Smith. All of management's nominees were elected to hold office until the next annual meeting or until their successors are duly elected and qualified pursuant to the vote of Liberty's stockholders.

     (c)  The matters voted upon were the following:

          1.   Election of directors (Steven A. Calabrese, Mark D. Grossi, Marc
               C. Krantz, Richard M. Osborne and Thomas J. Smith), who will serve as directors until the next annual meeting or until their successors are duly elected and qualified pursuant to the vote of Liberty's stockholders.

                                      Name                                   For
                                      ----                                   ---
                      Steven A. Calabrese                                 1,794,088
                      Mark D. Grossi                                      1,788,088
                      Marc C. Krantz                                      1,788,088
                      Richard M. Osborne                                  1,787,751
                      Thomas J. Smith                                     1,788,088

          2. Ratification of Grant Thornton LLP as Liberty's independent public accountants for the fiscal year ending December 31, 2003.

                                 For               1,794,333
                                 Against               6,798
                                 Withheld             13,384

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits:

(a)

         31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (which pursuant to the rules of the Securities and Exchange Commission shall not be deemed filed for purposes of Section 18 of the Securities Exchange of 1934, as amended, or otherwise subject to the liability of Section 18).

(b) Report on Form 8-K: On May 14, 2003, Liberty issued a press release containing Liberty's financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Liberty Self-Stor, Inc.

Date: August 14, 2003     By: /s/ Richard M. Osborne
                              -------------------------------
                              Richard M. Osborne
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)

Date: August 14, 2003     By: /s/ Sherry L. Kirchenbauer
                              ----------------------------------
                              Sherry L. Kirchenbauer,
                              Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)