Form 10QSB
period 2003-09-30
LIBERTY SELF STOR INC
filed 2003-11-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Issuer had 3,082,668 shares of common stock outstanding on November 4, 2003

Transitional Small Business Disclosure Format. Yes [ ] No [x]

                     Liberty Self-Stor, Inc. and Subsidiary
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2003

                                Table of Contents

                                                                                                 Page
                                                                                                 ----
PART I

Item 1.           Financial Statements (Unaudited)                                                 3
Item 2.           Management's Discussion and Analysis or Plan of Operation (Unaudited)           20
Item 3.           Controls and Procedures                                                         27

PART II

Item 1.           Legal Proceedings                                                               28
Item 6.           Exhibits and Reports on Form 8-K                                                28

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

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002

                                                          September 30,
                                                              2003         December 31,
                                                           (Unaudited)        2002
                                                          -------------   -------------
                           ASSETS

ASSETS:
  Cash                                                    $     230,947   $     263,795
  Accounts receivable                                            70,648          81,226
  Accounts receivable from related party                         28,623          16,500
  Other current assets                                           54,694          38,375
                                                          -------------   -------------

         Total current assets                                   384,912         399,896

PROPERTY AND EQUIPMENT:

  Land                                                        4,189,306       4,189,306
  Buildings and improvements                                 31,023,447      30,992,608
  Furniture and equipment                                       240,073         251,467
                                                          -------------   -------------
                                                             35,452,826      35,433,381
  Less - Accumulated depreciation                             4,556,087       3,587,309
                                                          -------------   -------------
                                                             30,896,739      31,846,072

  OTHER ASSETS                                                  219,548         226,804
                                                          -------------   -------------

         Total assets                                     $  31,501,199   $  32,472,772
                                                          =============   =============

                                                               September 30,
                                                                   2003         December 31,
                                                                (Unaudited)         2002
                                                               -------------    -------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

  Current maturities of long-term debt                         $     964,626    $     955,848
  Note payable to related party                                            -        1,300,000
  Accounts payable                                                   288,801          159,409
  Accounts payable to related party                                  362,118          295,553
  Accrued expenses                                                   789,225        1,027,030
                                                               -------------    -------------

         Total current liabilities                                 2,404,770        3,737,840

LONG-TERM DEBT, net of current maturities
  Related party                                                    1,300,000          500,000
  Third party                                                     25,675,232       25,920,504

OTHER LONG-TERM LIABILITIES                                           85,088          148,593

MINORITY INTEREST LIABILITY                                        1,422,436        1,513,244

COMMITMENTS AND CONTINGENCIES                                              -                -

SHAREHOLDERS' EQUITY:
  Serial preferred stock - $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding                   -                -
  Common stock - $.001 par value:  50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding               3,083            3,083
  Paid-in capital                                                 25,799,229       25,799,229
  Distributions and losses in excess of income                   (25,111,937)     (24,822,717)
  Current year loss                                                  (57,868)        (289,220)
  Other comprehensive loss - fair value of cash flow hedge           (18,834)         (37,784)
                                                               -------------    -------------
         Total shareholders' equity                                  613,673          652,591
                                                               -------------    -------------

         Total liabilities and shareholders' equity            $  31,501,199    $  32,472,772
                                                               =============    =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     Liberty Self-Stor, Inc. and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
GROSS REVENUES:
  Revenues from real estate operations                    $  1,385,914   $  1,368,204   $  4,062,925   $  3,935,884
  Interest and other                                             1,678          1,476          1,848          1,485
         Total Revenues                                      1,387,592      1,369,680      4,064,773      3,937,369

OPERATING EXPENSES:
  Interest expense                                             370,786        492,607      1,101,416      1,499,863
  Property taxes and insurance                                 177,853        178,030        522,639        523,276
  Property operating expenses                                  313,191        310,413        984,394        901,142
  Legal and professional fees                                   33,480         45,386         98,267         99,480
  General and administrative,
    including amounts paid to
    related parties of $36,000 and
    $12,000 in the nine and three
    month periods, respectively                                198,213        179,971        536,815        545,727
  Depreciation and amortization                                338,500        333,511      1,014,136        997,097
                                                          ------------   ------------   ------------   ------------
         Total expenses                                      1,432,023      1,539,918      4,257,667      4,566,585
                                                          ------------   ------------   ------------   ------------

Loss before minority interest and
  cumulative effect of  change in
  accounting principle                                         (44,431)      (170,238)      (192,894)      (629,216)

Minority interest                                               31,102        119,167        135,026        440,452
                                                          ------------   ------------   ------------   ------------

Loss before cumulative effect of
   change in accounting principle                              (13,329)       (51,071)       (57,868)      (188,764)

Cumulative effect of change
  in accounting principle, net of
  minority interest of $197,904                                      -              -              -        (84,817)
                                                          ------------   ------------   ------------   ------------
         Net loss                                         $    (13,329)  $    (51,071)  $    (57,868)  $   (273,581)
                                                          ============   ============   ============   ============

Other comprehensive income (loss):
  Fair value of cash flow hedge, net of
  minority interest of ($46,433) and
  ($44,218) for the three and nine months
  ended September 30, 2003, and $32,602
  and $88,556 for the three and nine
  months ended September 30, 2002                               19,899        (13,972)        18,950        (37,953)
                                                          ------------   ------------   ------------   ------------

Comprehensive income (loss)                               $      6,570   $    (65,043)  $    (38,918)  $   (311,534)
                                                          ============   ============   ============   ============

                     Liberty Self-Stor, Inc. and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                     September 30,
                                                         2003        2002                2003          2002
                                                         ----        ----                ----          ----
    LOSS PER COMMON SHARE -
  BASIC AND DILUTED BEFORE
  CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                0.00       (0.02)              (0.02)        (0.06)

    LOSS PER COMMON SHARE -
  BASIC AND DILUTED FOR CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                  -           -                   -         (0.03)

NET LOSS PER COMMON SHARE  -
  BASIC AND DILUTED                                     $ 0.00      $(0.02)             $(0.02)       $(0.09)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                   2003           2002
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $    (57,868)  $   (273,581)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                                1,014,136        997,097
     Minority interest                                             (135,026)      (638,356)
     Cumulative effect of change in accounting principle                  -        282,721
Changes in operating assets and liabilities:
  Restricted cash                                                         -          2,192
  Accounts receivable                                                10,578            306
  Related party receivable                                          (12,123)             -
  Other current assets                                              (16,319)         1,093
  Other assets                                                      (38,102)      (115,972)
  Accounts payable                                                  129,392        211,569
  Accrued expenses                                                 (237,805)      (282,705)
  Other liabilities                                                  66,228        157,228
                                                               ------------   ------------

         Net cash provided by operating activities                  723,091        341,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                            (19,445)       (55,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                              (1,794,931)    (5,302,411)
Borrowings on notes payable                                       1,058,437      5,050,000
                                                               ------------   ------------

         Net cash used in financing activities                     (736,494)      (252,411)
                                                               ------------   ------------

(DECREASE) INCREASE IN CASH                                         (32,848)        33,971

CASH,
  beginning of period                                               263,795        114,476
                                                               ------------   ------------

CASH,
  end of period                                                $    230,947   $    148,447
                                                               ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life real estate investment trust ("REIT"). As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At September 30, 2003, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,422,436 at September 30, 2003, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LLC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At September 30, 2003, Liberty owned and operated 19 self-storage facilities.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. The statement of operations of Liberty for the nine months ended September 30, 2003 includes the results of operations of LSS for the entire period.

Accounts Receivable

Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Amounts outstanding longer than the contractual payment terms are considered past due. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any recoveries are credited to income when received. Total bad debt expense for the nine months ended September 30, 2003 and 2002 was approximately $87,000 in both periods, while recoveries were approximately $73,000 and $67,000, respectively. Based upon management's specific review of past due accounts at September 30, 2003 and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required.

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

Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was approximately $72,000 and $62,000 for the three-month periods ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the lease revenue related to these leases was approximately $197,000 and $177,000, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue under non-cancelable leases is as follows at September 30, 2003:

12 Months Ended
September 30,
2004                  $241,000
2005                   240,000
2006                   225,000
2007                   222,000
2008                   178,000
Thereafter             338,000
                     ----------
                    $1,444,000

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components in a full set of general - purpose financial statements. Comprehensive income is defined as changes in shareholders' equity from non-owner sources and, for Liberty, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS 133.

Prior Year Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Advertising and Promotion Costs

Liberty expenses advertising and promotion costs when incurred. Advertising and promotion expenses for the three months ended September 30, 2003 and 2002 approximated $38,000 and $39,000, respectively. For the nine months ended September 30, 2003 and 2002, advertising and promotion expenses were approximately $115,000 and $113,000, respectively.

Employee Benefits

The 1999 Stock Option Plan ("the Plan") permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "Options"), and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Internal Revenue Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of September 30, 2003, 170,000 options are outstanding. At December 31, 2002, 145,000 of the options were fully vested, while the remaining 25,000 options became fully vested in January 2003.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, notes payable, and interest rate swaps. Cash and accounts receivable, due to their liquidity and short maturity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at September 30, 2003 and December 31, 2002 is approximately $28,596,000 and $29,971,000 as compared to a carrying value of $27,939,858 and $28,676,352, respectively. The interest rate swap agreements are carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. The fair market value of the swaps at September 30, 2003 and

December 31, 2002, of approximately $63,000 and $126,000, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheet, while the change in the swap liability between periods, net of minority interest, is reflected in the determination of comprehensive income

Recently Issued Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. For the nine months ended September 30, 2003, Liberty had no such exit or disposal activities.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies existing guidance for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or "VIE's"). VIE's within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to VIE's created after January 1, 2003, and to VIE's in which an enterprise obtains an interest after that date. For the nine months ended September 30, 2003, Liberty had no VIE's.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 became effective immediately for financial instruments entered into or modified after May 31, 2003, and became effective for interim periods beginning after June 15, 2003 for financial instruments entered into before May 31, 2003. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. Adoption of SFAS 150 had no effect on the financial position or results of operations of the Company.

3.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 9/30/03        12/31/02
                                                              -------------   ------------
Mortgage notes payable to a bank with monthly
  installments of $53,855 including interest at
  30-day LIBOR plus 2.50% (currently 3.62%),
  amortized over a 20-year period with a maturity
  date of June 1, 2006, secured by certain real
  property and personally guaranteed by a
  stockholder of Liberty.                                     $   8,358,878   $  8,597,966

Mortgage note payable to a bank with monthly
  installments of $1,951 including interest at
  30-day LIBOR plus 2.50% (currently 3.62%),
  amortized over a nineteen-year period with a
  maturity date of June 1, 2006, secured by
  certain real property and personally guaranteed
  by a stockholder of Liberty.                                      240,948         248,003

Mortgage note payable to a bank with monthly
  installments of $14,711 including interest at
  6.63%, amortized over a 20-year period with a
  maturity date of June 4, 2009, secured by
  certain real property and personally guaranteed
  by a stockholder of Liberty.                                    1,711,384      1,758,410

Mortgage note payable to individuals in monthly
  installments of $5,207 including interest at
  8.5% payable on a 20-year amortization, due June
  2004, secured by certain real property and
  personally guaranteed by a stockholder of
  Liberty. Retired in February 2003.                                      -        553,379

Mortgage note payable to a bank for construction
  and term financing of real property with monthly
  installments of $10,533, including interest at
  30-day LIBOR plus 2.50% (currently 3.62%),
  amortized over a fifteen-year period with a
  maturity date of June 1, 2006, secured by
  certain real property and personally guaranteed
  by a stockholder of Liberty, as amended in
  February 2003 to borrow additional principal in
  the amount of $1,058,437 and reduce the interest
  rate.                                                          1,130 ,388        135,402

                                                                 9/30/03        12/31/02
                                                              -------------   ------------
Mortgage note payable to a bank for construction
  and term financing of real property, interest at
  30-day LIBOR plus 2.50% (currently 3.62%),
  amortized over a fifteen-year period with a
  maturity date of June 1, 2006, secured by
  certain real property and personally guaranteed
  by a stockholder of Liberty.                                      696,256        726,327

Mortgage note payable to a bank for term
  financing, payable in monthly installments of
  $14,499, including interest at 9.10%, amortized
  over a 20-year period with a maturity date of
  June 1, 2005, secured by certain real property
  and personally guaranteed by a stockholder of
  Liberty.                                                        1,485,988      1,516,450

Mortgage note payable to an individual with
  monthly installments of $3,777, including
  interest at 7.75%, amortized over a 25-year
  period with a maturity date of June 30, 2025,
  secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                           475,103        481,941

Mortgage note payable to a bank for construction
  and term financing of real property, payable in
  monthly installments of $17,141, including
  interest at 5.00%, amortized over a ten-year
  period with a maturity date of August 1, 2011,
  secured by certain real property and personally
  guaranteed by a stockholder of Liberty.                         2,402,163      2,463,975

Mortgage note payable to a bank for term financing
  of real property, with monthly payments of
  $15,433, including interest at 30-day LIBOR plus
  2.50% (currently 3.62%), amortized over a
  20-year period with a maturity date of March 30,
  2009, secured by certain real property and
  personally guaranteed by a stockholder of
  Liberty, as amended in February 2003.                           1,824,927      1,914,744

Mortgage note payable to a bank for term financing
  of real property, with monthly payments of
  $22,587, including interest at U.S. Treasury
  Constant Maturity Series plus 2.75%, with a
  floor of 5.50% and a ceiling of 15.00%
  (currently 5.50%), amortized over a ten-year
  period with a maturity date of March 25, 2013,
  secured by certain real property and personally
  guaranteed by a stockholder of Liberty, as
  amended in March 2003 to reduce the interest
  rate and change the maturity date from March 25,
  2021.                                                           3,453,795      3,514,822

                                                                 9/30/03        12/31/02
                                                              -------------   ------------
Mortgage note payable to a bank for term financing
  of real property, payable in monthly
  installments of $10,777, including interest at
  prime rate plus 0.50% (currently 4.50%),
  amortized over a 22-year period with a maturity
  date of February 1, 2007, secured by certain
  real property and personally guaranteed by a
  stockholder of Liberty.                                         1,673,850      1,713,959

Mortgage note payable to a bank for term financing
  of real property, payable in monthly
  installments of $16,977, including interest at
  30-day LIBOR plus 2.25% (currently 3.37%),
  amortized over a 20-year period with a maturity
  date of April 1, 2006, secured by certain real
  property and personally guaranteed by a
  stockholder of Liberty.                                         3,186,178      3,250,974
                                                              -------------   ------------

                                                              $  26,639,858   $ 26,876,352
Less Current Maturities                                             964,626        955,848
                                                              -------------   ------------
                                                              $  25,675,232   $ 25,920,504

Future maturities of debt as of September 30, 2003, inclusive of related party notes payable discussed further in Note 4, are as follows:

2004                       $    964,626
2005                          3,705,756
2006                         13,079,824
2007                          1,952,869
2008                            462,318
Thereafter                    7,774,465
                           ------------

                           $ 27,939,858

During the three and nine months ended September 30, 2003, Liberty paid $370,786 and $1,217,061 in interest on its debt instruments, compared to $492,607 and $1,499,863 for the three and nine months ended September 30, 2002.

4.       NOTES PAYABLE TO RELATED PARTY:

Liberty had an unsecured demand note payable to its Chairman and Chief Executive Officer in the amount of $500,000 as of December 31, 2002. The note was retired in February 2003 with the proceeds from a new long-term borrowing.

Liberty has an additional unsecured note payable to its Chairman and Chief Executive Officer in the amount of $1,300,000 at September 30, 2003, and December 31, 2002. The note bears interest at 4.00% and requires monthly interest payments of approximately $4,300 with the principal due in full on October 30, 2003. Liberty's management has obtained an extension of the note for a period of twelve months with interest at prime rate.

5.       EARNINGS/LOSS PER SHARE:

Basic loss per share of common stock for 2003 and 2002 is determined by dividing net loss by the weighted average number of shares of common stock or beneficial interests outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for the three and nine months ended September 30, 2003 and 2002.

At September 30, 2003 and 2002, options to purchase 170,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of September 30, 2003 and December 31, 2002, Liberty owes Liberty Self-Stor II, Ltd. $245,229 and $178,664, respectively, associated with these transactions, as well as cash advances between the companies, which is included in accounts payable to related parties in the accompanying consolidated balance sheet.

At September 30, 2003, and December 31, 2002, Liberty had cash of $178,393 and $139,928, respectively, at Great Lakes Bank, a financial institution which, as of September 30, 2003, is partially owned and could be deemed controlled by Mr. Osborne. Subsequent to September 30, 2003, Great Lakes Bank was merged out of existence and is no longer controlled by Mr. Osborne.

Great Lakes Bank leases commercial space at Liberty's Painesville facility. Liberty recognized approximately $8,000 and $24,000 of lease rent revenue from Great Lakes Bank for the three and nine months, respectively, ended September 30, 2003 and 2002.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. The lease has a five-year term, which expires in December 2004, with a five-year renewal option at $5,000 per month. For the three and nine months ended September 30, 2003 and 2002, $12,000 and $36,000, respectively, of related party rent expense are included in general and administrative expenses.

OsAir, Inc., a company owned by Mr. Osborne as described in the previous paragraph, employs a maintenance person from Liberty. The payroll and related benefits for the maintenance person are shown in the accounts receivable from related parties. As of September 30, 2003 and December 31, 2002, OsAir owes Liberty $28,623 and $16,500, respectively, associated with these transactions.

Interest expense on related party notes payable was $13,262 and $15,781 for the three months ended September 30, 2003 and 2002, respectively, and $45,581 and $52,296 for the nine months ended September 30, 2003 and 2002, respectively.

Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman, Jackson & Krantz P.L.L., which provides legal services to Liberty.

Pursuant to a requirement of a commercial loan associated with Liberty's Avon self-storage facility, Liberty must maintain a minimum account balance at a financial institution which, as of September 30, 2003, is partially owned by a group controlled by Mr. Osborne.

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

In the late 1980's, the San Francisco Bay Region of the RWQCB requested that Meridian investigate and characterize soil and groundwater contamination at the Charleston Business Park property which was sold by Meridian in August 1997. Meridian engaged an environmental engineering firm that discovered the presence of trichloroethlylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give Meridian time to complete the pending sale of the property. As part of the sale, the purchaser agreed to indemnify Meridian broadly against the pending SCRs and other types of environmental claims. The indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. Based on information received by Liberty from the RWQCB, Liberty believes that this matter is now closed, Liberty will not incur any costs associated with this property and has no further liability. However, there can be no assurance to that effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (UNAUDITED)

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

Liquidity and Capital Resources

         Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. Sources of liquidity over the next 12-month period include available cash and cash generated from rental charges at its self-storage facilities. Liberty uses cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt. As an additional source of liquidity, Liberty may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments.

         In the three and nine months ended September 30, 2003, Liberty's operating activities produced a net loss equal to $13,329 and $57,868, respectively, as compared to a net loss of $51,071 and $273,581 for the three and nine month periods ended September 30, 2002. Cash and cash equivalents were $230,947 as of September 30, 2003, as compared to $263,795 as of December 31, 2002. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

         Liberty's current maturities of long-term debt, excluding related party debt, increased to $964,626 at September 30, 2003, from $955,848 at December 31, 2002, an increase of $8,778, or 0.9%. A related party note payable in the amount of $1.3 million expires on October 30, 2003. Liberty's management has obtained an extension of the note for a period of twelve months, to October 30, 2004, with interest at prime rate.

         Liberty has an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap having an initial notional amount of $1,650,000 is equivalent to 50% of the mortgage principal. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 4.32%.

         In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with mortgage notes having a principal amount at September 30, 2003 of approximately $10,426,000. The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.83%.

         Liberty believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term and long-term basis. However, there can be no assurance that Liberty will be able to retire or refinance any or all of its maturing debt. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also attempt to issue additional shares of preferred or common stock to reduce its debt to equity leverage or incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing shareholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms. Long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because a substantial portion of Liberty's debt is at variable rates, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, Liberty's Chairman of the Board, who currently personally guarantees substantially all of Liberty's debt. In the event that Mr. Osborne does not agree to guarantee new debt, and he is under no obligation to do so, Liberty will likely not be able to obtain new debt financing.

         During 2002, Liberty paid no cash distributions to its shareholders. Liberty does not anticipate making any cash distributions in 2003.

Material Changes in Results of Operations

Revenues

         Revenues from real estate operations increased approximately $18,000, or 1.3%, to $1.386 million in the third quarter of 2003 from $1.368 million in the comparable quarter of 2002. The revenues from real estate operations for the Westlake self-storage facility, which opened in June 2001, and the Painesville and Leuer Avenue self-storage facilities, both of which opened in the second half of 2000, increased approximately $26,000, while the revenues from real estate operations at the remainder of the self-storage facilities decreased approximately $8,000. For the nine months ended September 30, 2003, revenues from real estate operations increased approximately $127,000, or 3.2%, to $4.063 million from $3.936 million in the comparable nine months of 2002. The Westlake, Painesville, and Leuer Avenue self-storage facilities increased approximately $135,000, while the revenues from real estate operations at the remainder of the self-storage facilities decreased approximately $8,000. The occupancy rate at all of our self-storage facilities increased 1.9%, to 76.0%, in the third quarter of 2003 from 74.1% in the comparable quarter of 2002. 1.0% of the increase in the occupancy rate was attributable to the increased occupancy at our Painesville, Leuer Avenue, and Westlake facilities, and 0.9% of the increase was attributable to increased occupancy at the remainder of the self-storage facilities. The occupancy rates at our self-storage facilities, excluding our three new self-storage facilities, increased to 79.0% in the third quarter of 2003 from 77.9% in the comparable quarter of 2002. We expect occupancy rates at all of our facilities to remain relatively flat for the remainder of 2003.

Expenses

             Interest expense decreased $121,800, or 24.7%, to $370,800 in the third quarter of 2003 from $492,600 in the comparable quarter of 2002. For the nine months ended September 30, 2003, interest expense decreased $398,500, or 26.6%, to $1,101,400 from $1,499,900 in the comparable nine months ended September 30, 2002. The decrease in interest expense is mainly attributable to refinancing and amending existing loans at more favorable interest rates.

            Property taxes and insurance expenses remained unchanged at $178,000 in the third quarters of 2003 and 2002. For the nine months ended September 30, 2003 and 2002, property taxes and insurance expenses remained unchanged at $523,000 in both periods.

            Property operating expenses increased $2,800, or 0.9%, to $313,200 in the third quarter of 2003 from $310,400 in the comparable quarter of 2002. The increase was primarily attributable to an increase in repairs. For the nine months ended September 30, 2003, property operating expenses increased approximately $83,300, or 9.2%, to $984,400 from $901,100 in the comparable nine months of 2002. The increase was primarily attributable to an increase in utility costs of approximately $10,000, an increase in repairs of approximately $25,000, and an increase in payroll taxes at Liberty's Endicott, Southold and Riverhead facilities of approximately $15,000. The remaining $30,000 increase in property operating expenses in the first nine months of 2003 was primarily attributable to increased snow removal costs associated with heavier snowfalls than in the prior winter.

           Professional fees decreased $11,900, or 26.2%, to $33,500 in the third quarter of 2003 from $45,400 in the comparable quarter of 2002. For the nine months ended September 30, 2003, professional fees decreased $1,200, or 1.2%, to $98,300 from $99,500 in the comparable nine months of 2002. Professional fees include all legal fees, accounting fees, investor-relations expenses and customer service related expenses.

           General and administrative expenses increased $18,200, or 10.1%, to $198,200 in the third quarter of 2003 from $180,000 in the comparable quarter of 2002. The increase in the third quarter was primarily attributed to an increase in office supplies expense of approximately $7,000, an increase in postage expense, of approximately $3,000, associated with notifying self-storage customers of the new sales tax on self-storage, and an increase in payroll expenses, of approximately $8,000, associated with personnel changes in the third quarter and payroll tax increases. For the nine months ended September 30, 2003, general and administrative expenses decreased $8,900, or 1.6%, to $536,800 from $545,700 in the comparable quarter of 2002. The decrease in general and administrative expenses was primarily attributable to a decrease in payroll expenses associated with personnel changes.

         Depreciation and amortization increased $5,000, or 1.5%, to $338,500 in the third quarter of 2003, from $333,500 in the comparable quarter of 2002. For the nine months ended September 30, 2003, depreciation and amortization increased $17,000, or 1.7%, to $1,014,100 from $997,100 in the comparable nine months of 2002. $7,000 of the increase in depreciation and amortization was attributable to the amortization of deferred loan fees associated with the refinancing of the note payable at the Southold facility in March 2002. The remainder of the increase was primarily attributable to depreciation associated with property improvements at the Westlake and Leuer Avenue facilities in the last nine months of 2002.

Net Loss

           As a result of the factors noted above, Liberty's net loss decreased $37,800, or 74.0%, to $13,300 in the third quarter of 2003 from $51,100 in the comparable quarter of 2002. For the nine months ended September 30, 2003, the net loss decreased $215,700, or 78.8%, to $57,900 from $273,600 in the comparable nine months of 2002. Net loss for the nine months ended September 30, 2002 included an $85,000 expense related to the cumulative effect of a change in accounting for goodwill as of January 1, 2002 in connection with Liberty's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." In 2002, Liberty completed its impairment analysis of goodwill and wrote off the entire net carrying value of $282,721 effective January 1, 2002.

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

         The following table is a reconciliation between net loss and FFO for the nine months ended September 30, 2003 and 2002:

                                                                  Nine Months          Nine Months
                                                                     Ended                 Ended
                                                               September 30, 2003   September 30, 2002
                                                               ------------------   ------------------
Net loss                                                       $          (57,868)  $         (273,581)

Funds from operations:
Net loss                                                       $          (57,868)  $         (273,581)
Adjustments:
Depreciation of real estate and amortization
     of deferred loan fees                                              1,014,136              997,097
Cumulative effect of change in accounting
     principle, net of minority interest                                        -               84,817
Minority interest                                                        (135,026)            (440,452)
                                                               ------------------   ------------------

FFO                                                            $          821,242   $          367,881
                                                               ==================   ==================

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. For the nine months ended September 30, 2003, Liberty had no such exit or disposal activities.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies existing guidance for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or "VIE's"). VIE's within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to VIE's created after January 1, 2003, and to VIE's in which an enterprise obtains an interest after that date. For the nine months ended September 30, 2003, Liberty had no VIE's.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 became effective immediately for financial instruments entered into or modified after May 31, 2003, and became effective for interim periods beginning after June 15, 2003 for financial instruments entered into before May 31, 2003. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. Adoption of SFAS 150 had no effect on the results of operations or financial position of Liberty.

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

         - the ability to refinance Liberty's debts as they come due, including, without limitation, Liberty's maturing long-term debt, $1.3 million of which matures in October 2004;

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

ITEM 3. CONTROLS AND PROCEDURES

         As of September 30, 2003, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's President, Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's President, Chief Executive Officer, and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty required to be included in Liberty's periodic SEC filings.

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

(b) Report on Form 8-K: On August 15, 2003, Liberty issued a press release containing Liberty's financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Liberty Self-Stor, Inc.

Date: November 14, 2003              By: /s/ Richard M. Osborne
                                 ------------------------------
                                 Richard M. Osborne
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)

Date: November 14, 2003              By: /s/ Sherry L. Kirchenbauer
                                 ----------------------------------
                                 Sherry L. Kirchenbauer,
                                 Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)