Form 10KSB
period 2003-12-31
LIBERTY SELF STOR INC
filed 2004-03-30
CIK 1086411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X]

Issuer's revenues for its most recent fiscal year were $5,463,009

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,072,492

The Issuer had 3,082,668 shares of common stock outstanding on March 12, 2004.

Transitional Small Business Disclosure Format. Yes [X]  No [ ]

DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE 2004 PROXY STATEMENT OF LIBERTY SELF-STOR, INC. ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM.

                            LIBERTY SELF-STOR, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                           PAGE
                                                                           ----
PART I
Item 1:      Description of Business.....................................    1
Item 2:      Description of Property.....................................    2
Item 3:      Legal Proceedings...........................................    7
Item 4:      Submission of Matters to a Vote of Security Holders.........    7

PART II
Item 5:      Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................    7
Item 6:      Management's Discussion and Analysis or Plan of Operation...    8
Item 7:      Financial Statements........................................   14
Item 8:      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   14
Item 8a:     Disclosure Controls and Procedures..........................   14

PART III
Item 9:      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act.........................................................   15
Item 10:     Executive Compensation......................................   15
Item 11:     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................   15
Item 12:     Certain Relationships and Related Transactions..............   15
Item 13:     Exhibits, List, and Reports on Form 8-K.....................   15
Item 14:     Principal Accountant Fees and Services......................   16

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     History. Liberty Self-Stor, Inc., a Maryland corporation, is a self-managed real estate investment trust that manages, acquires, develops, expands and operates self-storage facilities. On December 29, 1999, Liberty succeeded to the business of Meridian Point Realty Trust "83. Meridian was a business trust organized under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as "Sierra Real Estate Equity Trust "83." On October 11, 1991, the company changed its name to "Meridian Point Realty Trust '83."

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

     Operating Partnership. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially all of its assets, either directly or through subsidiaries. Liberty manages the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future purchases of self-storage facilities through the operating partnership or other partnerships or entities that may be formed as subsidiaries of Liberty or the operating partnership.

     Business. As of December 31, 2003, Liberty owned and operated 19 self-storage facilities consisting of 875,968 square feet of inside rentable storage, situated in two states, Ohio and New York. The average occupancy at the facilities increased to 74.10% as of December 31, 2003 from 72.78% as of December 31, 2002. The average annual rental rate per occupied square foot increased 1.84% to $7.76 as of December 31, 2003, from $7.62 as of December 31, 2002.

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

     Liberty and Industry Overview. Liberty believes that self-storage facilities offer inexpensive storage space to residential and commercial users. To remain competitive, Liberty believes that its facilities continually need to offer on-site managers and expanded services, such as truck rentals, box sales and other storage type supply options. Liberty achieved slight increases in occupancy and rental rates in 2003 compared to 2002 and expects similar increases in 2004 compared to 2003. Liberty expects to achieve these slight increases even though over-building of self-storage facilities in some markets and uncertain economic conditions have caused occupancy rates to decrease throughout the self-storage industry. Liberty expects the demand for self-storage to become strong again once the national economy shows signs of improvement.

     Liberty believes that the ability to increase rental rates was negatively impacted by the imposition of a new sales tax on tenants of self-storage facilities by the State of Ohio in August 2003, and this sales tax will continue to limit Liberty's ability to increase rates in 2004.

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

     Employees. Liberty currently employs 30 full-time and 14 part-time employees, including 20 on-site managers and 2 regional managers. None of Liberty's employees are covered by a collective bargaining agreement. Liberty considers its employee relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

THE SELF-STORAGE FACILITIES

     As of December 31, 2003, Liberty owned and operated 19 self-storage facilities containing an aggregate of 875,968 square feet of inside storage space. Additional space is available for parking vehicles outside, as well as, commercial rental space at the Painesville, Ohio and Southold, New York sites. Sixteen of the self-storage facilities are located in Ohio and the other three are located in New York. Liberty owns 100% fee interest in each of the self-storage facilities. The following table provides an overview of information regarding the self-storage facilities:

                          DATE      YEAR BUILT/        RENTABLE               INSIDE
LOCATION                ACQUIRED      EXPANDED      SQUARE FOOTAGE   ACRES    UNITS       CONSTRUCTION
--------                --------   --------------   --------------   ------   ------   -------------------
OHIO:
Avon..................  10/31/97   1981-1986/1998*      67,623         6.12     496    Masonry & Steel
Canton................   4/22/97          1979-87       41,175        11.15     388    Concrete
Catawba...............   6/30/97        1988/1998*      49,500         7.57     299    Steel
Cleveland.............   12/3/96        1997/1999*      46,400         3.68     353    Steel
Dayton................   5/22/97        1989/2000*      47,200         5.00     367    Concrete
East Canton...........   5/30/97             1997       26,700        12.63     176    Steel
East Liverpool........  10/31/96        1986-1996       29,840        11.49     211    Steel
Leuer Avenue..........   5/22/00             2000       58,550         1.80     590    Steel
Louisville............   5/30/97        1988-1990       54,000         6.83     358    Masonry
Mentor................   3/20/98        1983/1999*      59,405         6.00     442    Masonry
Painesville (1).......  10/01/00        1940/2000*      29,600         3.20     361    Steel
Perry.................   1/10/97        1992/1997*      64,050         6.19     398    Steel
Ravenna...............   3/31/97             1988       16,950         1.79     151    Steel
Springfield...........   5/24/00        1986-1999       58,900         4.60     647    Steel
Westlake..............    6/1/00             2001       62,800         4.40     460    Masonry/Steel
Willoughby............   10/4/96             1997       33,639         2.37     274    Masonry
NEW YORK:
Endicott..............  11/20/96             1989       35,773         4.99     286    Concrete/Steel Roof
Southold (2)..........    6/1/97             1989       54,973         6.95     585    Steel
Riverhead.............   5/26/99   1985-1986/1999*      38,890         3.05     336    Steel
                                                       -------       ------   -----
TOTAL............................................      875,968       109.81   7,178
                                                       =======       ======   =====

---------------

 * Year additional units were added by Liberty.

(1) In addition, Painesville has 19,985 square feet of office and retail space, with an occupancy rate of 96.6% and an annual rental rate of $11.50 per square foot at December 31, 2003.

(2) In addition, Southold has 4,800 square feet of office and retail space, with a 100% occupancy rate and an annual rental rate of $6.31 per square foot at December 31, 2003.

     The following table shows the occupancy rates and annual rental rates per square foot for inside storage at each of the 19 self-storage facilities for the year ended December 31, 2003:

                                                                            ANNUAL RENTAL
                                                                          RATE PER OCCUPIED
LOCATION                                                 OCCUPANCY RATE      SQUARE FOOT
--------                                                 --------------   -----------------
OHIO:
Avon...................................................      90.94%            $ 6.30
Canton.................................................      68.72               4.91
Catawba................................................      81.23               4.33
Cleveland..............................................      88.42              10.10
Dayton.................................................      75.42               7.78
East Canton............................................      75.47               5.01
East Liverpool.........................................      77.93               5.14
Leuer Avenue...........................................      41.50              10.51
Louisville.............................................      86.50               5.23
Mentor.................................................      53.10               7.99
Painesville............................................      28.97              10.27
Perry..................................................      63.08               5.79
Ravenna................................................      77.73               6.94
Springfield............................................      78.14               6.07
Westlake...............................................      89.85               8.84
Willoughby.............................................      77.04               8.39

NEW YORK:
Endicott...............................................      80.81               8.52
Southold...............................................      87.16              13.76
Riverhead..............................................      75.08              12.89
                                                             -----             ------
TOTAL..................................................      74.10%            $ 7.76
                                                             =====             ======

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

     Proposed Expansions. In the first quarter of 2004, Liberty purchased land adjacent to its Ravenna, Ohio site, adding expansion space for 18,000 additional square feet or 150 storage units. The land purchase for approximately $100,000 was funded from operations. Also, Liberty has purchased a new site in Gahanna, Ohio, just east of Columbus, Ohio which adds 30,525 square feet of storage space, or 258 units. Liberty borrowed $1,037,500 to fund this acquisition. At this time, Liberty has no other agreements or plans to purchase any other facilities, or expand existing facilities, although the company engages in discussions with potential sellers of self-storage facilities from time to time.

     Competition. The facilities compete with a variety of other self-storage companies, including national, regional and local companies. Each facility has at least two other self-storage facilities within a five mile radius. Many of Liberty's competitors are larger and have substantially greater financial resources than Liberty. Local competition has the effect of keeping both occupancy and rental rates down. Competition may also reduce the number of suitable acquisition opportunities offered to Liberty and increase the bargaining power of facility owners seeking to sell. If competition increases, Liberty could experience a decrease in its existing occupancy levels and rental rates, which could decrease the cash available for distribution. In addition, as has happened recently in markets across the country, the self-storage industry has at times experienced overbuilding in response to perceived increases in demand. Continued overbuilding might cause Liberty to experience a decrease in occupancy levels, limit Liberty's ability to increase rents, and compel Liberty to offer discounted rents.

     Leases. Space at each facility is leased on a monthly basis using a standard form lease agreement. Attached to each lease agreement is a lease addendum notifying lessees that they store goods at their own risk.

     Insurance. In the opinion of Liberty's management, the facilities are adequately covered by insurance. Each facility has a limit on coverage determined by management and Liberty's insurance company, and each policy carries a $2,500 deductible. Liberty's responsibility for losses extends only to the actual property owned by Liberty and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. Liberty's management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on Liberty's investments at a reasonable cost and on suitable terms.

     In addition, Liberty maintains title insurance insuring fee title to the self-storage facilities in an aggregate amount believed to be adequate.

     Mortgages. The Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton, and Endicott facilities are all encumbered by mortgages which secure a $9,845,000 loan. The loan had a fixed interest rate for the initial three years equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. On December 9, 2002, the loan was modified. The interest rate was adjusted to the 30-day London Interbank Offered Rate or LIBOR plus 2.50%, currently 3.67%, and the loan maturity date was extended to June 1, 2006. The loan is being amortized over a 20-year period and is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $8,310,037. In the second quarter of 2003, Liberty entered into an interest swap agreement in connection with this loan. The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.78%.

     The Dayton facility is further encumbered by a mortgage securing an $802,000 construction and development loan. The loan had a variable interest rate equal to 2.25% above the weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of two years. On December 9, 2002, the loan was modified. The interest rate was adjusted to 30-day LIBOR plus 2.50%, currently 3.67%, and the loan maturity date was extended to June 1, 2006. Monthly principal payments are being amortized over a fifteen-year period. Current payments are $3,007 plus interest per month. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $690,242.

     The Catawba facility is further encumbered by a mortgage securing a $265,087 construction and development loan. The interest rate on the loan was equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of two years. On December 9, 2002, the loan was modified. The interest rate was adjusted to 30-day LIBOR plus 2.50%, currently 3.67%, and the loan maturity date was extended to June 1, 2006. Principal payments are being amortized over a nineteen-year period. Current payments are $706 plus interest per month. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $239,537.

     The Avon facility is encumbered by a mortgage in the amount of $1,750,000, which is guaranteed by Mr. Osborne and matures on February 1, 2007. The interest rate is the lending bank's prime rate, plus 0.50%, currently 4.50%. Monthly principal and interest payments are currently $10,542, amortized over a 22-year period. The principal amount of the loan as of December 31, 2003, was $1,665,476.

     The Mentor facility is encumbered by a mortgage securing a $1,884,000 construction and development loan, maturing June 4, 2009. The interest rate on the loan is 2.75% above the current weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of three years. Currently, the interest rate is 5.50%. Principal and interest payments are $13,694 per month, amortized over a 20-year period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $1,701,117.

     The Southold facility is encumbered by a mortgage in the amount of $3,300,000, which matures on April 1, 2006. Current monthly principal and interest payments are amortized over a 20-year period. The interest rate is 30-day LIBOR plus 2.25%, currently 3.42%. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $3,169,731. Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction had an original notional amount of $1,650,000 and is equivalent to 50% of the mortgage principal. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At December 31, 2003, the fixed rate exceeded the 30-day LIBOR by 4.27%.

     The Cleveland and Leuer Avenue facilities are encumbered by a mortgage in the amount of $3,652,000, maturing on March 25, 2013 and amortized over a 20-year period. Current monthly principal and interest payments are $22,587. The interest rate on the loan is 2.75% above the index of the U.S. Treasury Securities, adjusted to a constant maturity of 5 years. Currently, the interest rate is 5.50%. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003 was $3,433,967.

     The Riverhead facility is encumbered by a mortgage in the amount of $1,174,000, maturing June 1, 2006 after the original loan was amended February 2003. Current monthly principal and interest payments are $10,475, with the interest rate at the 30-day LIBOR plus 2.50%, using a 15-year amortization. The current rate is 3.67%. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $1,116,358.

     The Springfield facility is encumbered by a mortgage in the amount of $1,600,000, maturing on June 1, 2005. Current payments are $3,195 plus interest at a fixed rate of 9.10%, using a 20-year amortization. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $1,479,598. The Springfield facility is encumbered by a second mortgage in the amount of $500,000, maturing on June 30, 2025. Current monthly principal and interest payments are $3,777, with a fixed interest rate of 7.75%, using a 25-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $473,682.

     The Westlake facility is encumbered by a mortgage securing a $2,532,200 construction and development loan. The loan had an initial interest rate of 9.25%. On October 24, 2001, a loan modification agreement was signed and the interest rate was adjusted to 6.25%. In May 2003, the interest rate was adjusted to a rate equal to .75% over the lending bank's prime rate. Payments were interest only through November 18, 2000. Current monthly principal and interest payments are $17,141, using a ten-year amortization period. The current rate is 4.75%. The loan matures on August 1, 2011. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $2,388,246.

     The Painesville facility is encumbered by a mortgage in the amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with an interest rate of 3.67%, using a 20-year amortization period. On April 30, 2005, the interest rate converts to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of five years. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2003, was $1,791,699. A second loan in the amount of $1,300,000 also finances the Painesville facility. The loan is a personal loan by a bank to Mr. Osborne. Liberty entered into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. The loan has an interest rate equal to the lending bank's prime rate, originally maturing on October 1, 2003. The maturity date was extended to October 30, 2005. The loan is an interest only loan, and current monthly interest payments are $4,333. The current rate is 4.00%. The principal amount of the loan as of December 31, 2003, was $1,300,000.

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

        7. repurchase or otherwise reacquire its shares or other securities; and

        8. issue annual and other reports to stockholders which contain annual audited financial statements.

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

     Self-Storage Investment Strategy. Liberty focuses on the acquisition, expansion and development of a portfolio of self-storage facilities. Liberty seeks to capitalize on several types of opportunities.

     - ACQUISITIONS OF PROPERTIES -- Liberty seeks properties in locations with desirable supply and demand characteristics, with the potential for higher occupancy and rental rates and that currently have non-professional management/ownership. Liberty seeks to acquire properties at an attractive price where appropriate and expand the property to add additional rental units. Liberty seeks to acquire properties based on rents and expenses in place and then undertake a program of cost control and revenue enhancement. To reduce competition for its acquisitions, Liberty primarily seeks individual properties, versus bulk acquisitions, and facilities that do not meet the typical size requirements of the major national self-storage companies. Generally, Liberty will seek facilities with 45,000-50,000 square feet of storage capacity. Liberty believes opportunities exist to acquire such facilities, and is engaged from time to time in discussions with potential sellers.

     - DEVELOPMENT -- Liberty's management, Thomas J. Smith and Jeffrey J. Heidnik, have collectively 25 years of experience in the self-storage industry and real estate industries. In addition to the acquisition of 13 facilities and the development of three facilities in the last four years, the self-storage company has expanded approximately seven of its facilities in that period. Through these individuals, Liberty has in-house development and expansion expertise and will selectively develop facilities in attractive markets.

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

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which Liberty is a party or to which any of its assets are subject. Therefore, Liberty does not believe that any pending proceedings will have a material adverse effect on Liberty's financial condition, liquidity or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. Liberty's shares of common stock, $0.001 par value per share, trade on the Over-the-Counter Bulletin Board Market of Nasdaq, or OTCBB, under the symbol "LSSI".

     The following table sets forth the high and low closing sale prices as reported on the OTCBB for Liberty's common stock for each quarter within Liberty's last two fiscal years. Because Liberty's common stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              HIGH     LOW
                                                              -----   -----
2003
First Quarter...............................................  $0.34   $0.30
Second Quarter..............................................   0.60    0.31
Third Quarter...............................................   0.45    0.36
Fourth Quarter..............................................   0.75    0.37

2002
First Quarter...............................................  $0.15   $0.09
Second Quarter..............................................   0.20    0.08
Third Quarter...............................................   0.28    0.10
Fourth Quarter..............................................   0.39    0.20

     Record Holders. As of March 12, 2004, Liberty's shares of common stock were held of record by approximately 2,001 shareholders. This number does not include the number of persons who hold stock in nominee or "street name" accounts through brokers or banks.

     Dividends. No dividends were paid to Liberty's stockholders in 2003 or 2002. Under the REIT tax rules, Liberty is required to make annual distributions to stockholders of at least 90% of its taxable income. Liberty did not have any taxable income in 2003 or 2002 and, thus, Liberty remains in compliance with this rule. In accordance with Liberty's organizational documents, dividend distributions are at the discretion of Liberty's directors. In addition, under the terms of the partnership agreement of the operating partnership, the operating partnership is required to make distributions to enable Liberty to comply with the REIT dividend rules, unless Liberty, acting as general partner of the operating partnership, determines that such a distribution would not be in the best interests of the operating partnership. There can be no assurance when or if dividends will be paid.

     Issuance of Common Stock. Liberty did not issue any shares of its common stock in 2003 or 2002.

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

ACCOUNTING POLICIES

     Liberty's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires Liberty to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, Liberty evaluates all of these estimates and assumptions. Actual results could differ from these estimates. Liberty believes the following reflect the most significant accounting policies, judgments and estimates used in the preparation of its financial statements.

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

     Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows from operations as well as ultimate disposition of the asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Fair values would be determined based upon market prices for similar properties, or discounted future cash flow analysis. Liberty has reviewed the carrying values of its self-storage facilities for impairment, and has determined that the projected undiscounted cash flows over the remaining useful lives of the assets exceed the respective carrying values of the assets at December 31, 2003.

     In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for potential impairment of the carrying value of the asset. In 2002, Liberty completed its transitional impairment test under SFAS No. 142 and, in the first quarter of 2002, Liberty wrote off $282,721 of goodwill associated with the acquisition of Liberty Self-Stor, Ltd and the Springfield facility, net of accumulated amortization. Liberty determined that the total goodwill was impaired based upon the fair market value of its common stock (based upon quoted prices) in relation to the total shareholders' equity of the company as of January 1, 2002. At January 1, 2002, the market prices of Liberty's common stock had been for an extended period of time considerably lower than the price on December 29, 1999, the reorganization date. In addition, at January 1, 2002, Liberty had experienced recurring net losses. The write-off, net of minority interest, is reflected as a cumulative effect of a change in accounting.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. In 2003, Liberty incurred a net loss equal to $68,382 as compared to a net loss of $289,220 in 2002. Cash and cash equivalents were $534,346 at the end of 2003, as compared to $263,795 at the end of 2002. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

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

     Liberty's current maturities of long-term debt decreased $1,272,501, or 56.4%, to $983,347 at December 31, 2003, from $2,255,848 in the prior year. The decrease is a result of Liberty's refinancing on a long-term basis, the loans associated with the Riverhead and Painesville facilities.

     The following table sets forth the maturity dates and the total of Liberty's long-term debt, as well as future commitments under Liberty's office space lease. Liberty has no other long-term obligations or commitments.

                                                      PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------
CONTRACTUAL OBLIGATIONS              LESS THAN 1 YEAR   1-3 YEARS    4-5 YEARS   AFTER 5 YEARS     TOTAL
-----------------------              ----------------   ----------   ---------   -------------   ----------
Long-Term Debt.....................       983,347       16,715,674   2,423,125     7,637,544     27,759,690
Operating Lease*...................        48,000          120,000     120,000        60,000        348,000
                                        ---------       ----------   ---------     ---------     ----------
Total Contractual Cash
  Obligations......................     1,031,347       16,835,674   2,543,125     7,697,544     28,107,690
                                        =========       ==========   =========     =========     ==========

---------------

* The operating lease for office space has a five-year renewal option until January 2009, at a rental of $5,000 per month, which is reflected in the above table.

     Liberty believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term and long-term basis. Liberty has benefited significantly from the current low interest rate market. Although Liberty has interest rates swaps in place, a rising interest rate environment may have a material adverse effect on Liberty.

     There can be no assurance that Liberty will be able to retire or refinance any or all of its maturing debt. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage, incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing shareholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms. Long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because most of Liberty's debt is variable, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of Liberty's debt. Mr. Osborne is under no legal obligation, requirement or agreement to guarantee any of refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, our business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations.

     During the twelve months ended December 31, 2003 and 2002, Liberty had no cash distributions to its shareholders. Liberty does not anticipate making any cash distributions in 2004.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

  REVENUES

     Revenues from real estate operations increased $142,232, or 2.7%, to $5,461,033 for the year ended December 31, 2003, from $5,318,801 in the prior year, primarily as a result of overall increased occupancy rates. Revenues at eleven of the nineteen sites increased a total of approximately $254,000, led by a $120,000 revenue increase at our Westlake, Ohio facility. These increases were offset by declines at Liberty's eight other facilities totaling approximately $112,000. The occupancy rates at the self-storage facilities increased to 74.10% as of December 31, 2003, from 72.78% as of December 31, 2002.

     Interest and other revenues increased in 2003 as compared to 2002. The increase was due to higher invested cash balances in 2003.

  EXPENSES

     Interest expense decreased $516,014, or 26.1%, to $1,464,255 for the year ended December 31, 2003, from $1,980,269 in the prior year. The decrease in interest expense was attributable to lower variable rates on existing mortgages and refinancing and amending existing mortgages at more favorable interest rates.

     Property taxes and insurance expenses increased $56,879, or 9.4%, to $664,090 for the year ended December 31, 2003, from $607,211 in the prior year. Property taxes increased partially due to normal property valuation increases for the Ohio self-storage facilities. Offsetting these increases was the disputed property value on Liberty's tax bill for the Painesville, Ohio site which Liberty believed had an assessed value greater than the historical cost and market value of the property. These disputes were resolved favorably to Liberty and led to a decrease in the assessed value for the Painesville facility.

     Property operating expenses increased $154,594, or 13.7%, to $1,284,710 for the year ended December 31, 2003, from $1,130,116 in the prior year. The increase in property operating expenses was partially attributable to an increase in repairs and maintenance of $65,948 due to necessary repairs in Riverhead, New York, Canton, Ohio and Mentor, Ohio. Also, increases of $34,216 in snow removal costs at our New York sites was higher than usual due to heavier snowfalls than in the prior winter, necessitating the usage of large equipment beyond that of the customary snow plowing.

     Legal and professional fees remained flat, increasing only by $6,823, from $156,193 in 2002 to $163,016 in 2003.

     General and administrative expenses decreased $29,369, or 3.7%, to $754,478 for the year ended December 31, 2003, from $783,847 in the prior year. The decrease in general and administrative expenses was primarily due to the decrease in salaries with the establishment of a receivable for related party salary reimbursement of $50,019 for the year 2003 offset by increased workers compensation expenses. The increase in worker's compensation expenses was caused by the elimination by the Ohio Bureau of Workers Compensation of a traditional seventy-five percent discount previously given on premiums due by Liberty.

  NET LOSS

     As a result of the factors noted above, Liberty's net loss decreased $220,838, or 76.4%, to $68,382 for the year ended December 31, 2003, from a net loss of $289,220 in the prior year. Net loss for the year ended December 31, 2002 included an $84,817 expense related to the cumulative effect of a change in accounting for goodwill, net of minority interest, as of January 1, 2002 in connection with Liberty's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." In 2002, Liberty completed its transitional impairment analysis of goodwill and wrote off the entire net carrying value of $282,721 effective January 1, 2002. The write-off of goodwill is reflected on the consolidated statements of operations and comprehensive loss as $84,817, which is the $282,721 write-off net of the $197,904 minority interest. See further discussion under "Accounting Policies."

  FUNDS FROM OPERATIONS

     Liberty uses Funds from Operations "FFO" as a measure of its profit or loss. Liberty defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America "GAAP"), excluding gains (or losses) from sales of property, the effects of any changes in accounting principles, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. FFO should not be considered

     - a substitute for net income (determined in accordance with GAAP);

     - an indication of Liberty's financial performance;

     - a substitute for cash flows from operating activities (determined in accordance with GAAP); or

     - a measure of Liberty's liquidity.

Liberty's definition of FFO may not be comparable to similarly-titled measures of other real estate investment trusts, or REITs. The National Association of Real Estate Investment Trusts developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Liberty believes that FFO is helpful to investors as a measure of performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, FFO provides investors with an understanding of Liberty's ability to incur and service debt and to make capital expenditures.

The following table sets forth the calculation of FFO:

                                                        TWELVE MONTHS       TWELVE MONTHS
                                                            ENDED               ENDED
                                                      DECEMBER 31, 2003   DECEMBER 31, 2002
                                                      -----------------   -----------------
Net loss............................................     $  (68,382)          $(289,220)
Adjustments:
Depreciation of real estate and amortization of
  deferred loan fees................................      1,360,399           1,344,109
Cumulative effect of change in accounting principle,
  net of minority interest..........................             --              84,817
Minority interest...................................       (159,557)           (476,943)
                                                         ----------           ---------
FFO.................................................     $1,132,460           $ 662,763
                                                         ==========           =========

  INTEREST RATE RISK

     Interest rate risk is the risk that interest rates will increase, which will cause Liberty's interest expense on its variable rate loans to increase.

     The variable portion of Liberty's debt is approximately $25.8 million. If Liberty's interest rates on the variable rate loans were to increase by 1% per year, Liberty's interest expense would increase approximately $258,000 on an annual basis. Liberty's debt includes both fixed and variable interest rates; therefore, if interest rates increase, Liberty's results of operations may be materially and adversely affected.

  OFF-BALANCE SHEET ARRANGEMENTS

     Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,586,365 at December 31, 2003) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At December 31, 2003, the fixed rate exceeded the 30-day LIBOR by 4.27%

     In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,418,000 at December 31, 2003). The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently the fixed rate exceeds the 30-day LIBOR rate by 0.78%. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

     The fair market value of the swaps at December 31, 2003 and December 31, 2002, of approximately $10,107 and ($125,948), respectively is included in other assets and other long-term liabilities, respectively in Liberty's consolidated balance sheet, while the change in the aggregate fair value of the swaps, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

     Liberty has no other off-balance sheet arrangements.

  FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

     - Liberty's continued tax status as a REIT;

     - the imposition in Ohio on August 1, 2003, of a sales tax on self-storage facility customers, affecting Liberty's ability to increase occupancy and rental rates at its self-storage facilities;

     - the interest rate market, which, when interest rates increase, will cause Liberty's expenses on its variable-rate mortgages to increase;

     - Liberty's ability to increase occupancy and rental rates at its self-storage facilities;

     - the failure to successfully integrate acquired and newly-constructed facilities into Liberty, including the proposed expansion in Ravenna, Ohio and the acquisition near Columbus, Ohio;

     - the ability of Liberty to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms;

     - the ability to refinance Liberty's debts as they come due, including, without limitation, Liberty's maturing long-term debt;

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

  ELECTION OF REIT STATUS

     Liberty intends to be taxed as a REIT under Section 856(c)(1) of the Internal Revenue Code for the fiscal year ending December 31, 2003. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT's taxable income. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Liberty had no such exit or disposal activities in 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R revises the requirements for consolidation by business enterprises of variable interest entities having specific characteristics. FIN 46R applies immediately to variable interests created after December 31, 2003, and to all other variable interest entities no later than the beginning of the first reporting period after December 15, 2004. Liberty does not believe that it has any variable interests, and as such, believes that the adoption of this statement will not materially effect their financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 became effective immediately for financial instruments entered into or modified after May 31, 2003, and became effective for interim periods beginning after June 15, 2003 for financial instruments entered into before May 31, 2003. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. Adoption of SFAS 150 had no effect on the results of operations or financial position of Liberty.

ITEM 7.  FINANCIAL STATEMENTS

     Liberty's Report of Independent Accountants and Consolidated Financial Statements are filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES

     As of December 31, 2003, the date of this report, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's President and Chief Financial Officer concluded that, as of December 31, 2003, Liberty's disclosure controls and procedures are effective to ensure that material information relating to Liberty and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

     Further, there were no significant changes in Liberty's internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to December 31, 2003.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 9 is incorporated herein by reference to the Registrant's definitive Proxy Statement, relating to its 2004 Annual Meeting ("Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics." The Proxy Statement will be filed with the SEC no later than April 29, 2004.

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                       NUMBER OF SECURITIES
                                     NUMBER OF SECURITIES                             REMAINING AVAILABLE FOR
                                         TO BE ISSUED          WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                       UPON EXERCISE OF       EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS     WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
                                             (A)                     (B)                        (C)
                                     --------------------   ----------------------   -------------------------
Equity compensation plans approved
  by security holders..............        170,000                 $0.5473                    130,000
                                           -------                 -------                    -------
Equity compensation plans not
  approved by security holders.....             --                      --                         --
                                           -------                 -------                    -------
  Total............................        170,000                 $0.5473                    130,000
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

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(A) INDEX TO EXHIBITS

     (In accordance with Item 601 of Regulation S-B)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1       Purchase and Sale Agreement entered into August 4, 1997,
              together with First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase
              and Sale Agreement effective August 15, 1997, between
              Meridian Point Realty Trust "83 and 2400 Charleston
              Associates, LLC (successor to Rubin-Pachulski Properties,
              Inc.) (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
              September 5, 1997 and incorporated herein by reference.)

    2.2 Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust "83, Liberty
              Self-Stor, Inc. and Liberty Self-Stor Limited Partnership
              (Exhibits A and B to the Agreement and Plan of Merger are Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to
              Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Articles of Incorporation of Liberty Self-Stor, Inc. (Filed
              as Exhibit 3.1 to Registrant's Form 8-K dated January 12,
              2000 and incorporated herein by reference.)

    3.2       Bylaws of Liberty Self-Stor, Inc. (Filed as Exhibit 3.2 to
              Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

   10.1       Agreement between Meridian Point Realty Trust "83 and E&L
              Associates, dated February 23, 1996 (Filed as part of
              Registrant's Form 8-K dated February 10, 1995 and incorporated herein by reference.)

   10.2 Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust "83 and U.S. Trust
              Company, N.A. (Filed as Exhibit 10.2 to Registrant's Form
              10-KSB dated March 31, 1999 and incorporated herein by reference.)

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

   31.1*      Section 302 Certification of Chairman of the Board and Chief
              Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

   31.2*      Section 302 Certification of Chief Financial Officer
              (principal financial officer) pursuant to the Sarbanes-Oxley
              Act of 2002

   32.1*      Certification of Chairman of the Board and Chief Executive
              Officer (principal executive officer) and Chief Financial
              Officer (principal financial officer) pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

* Filed herewith

(B) REPORTS ON FORM 8-K

     On November 14, 2003, Liberty issued a press release containing Liberty's financial results for the third quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is contained under the caption "Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2004                          LIBERTY SELF-STOR, INC.

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----


/s/ RICHARD M. OSBORNE                            Chairman, Chief Executive Officer     March 24, 2004
------------------------------------------------  and Director (Principal Executive
Richard M. Osborne                                Officer)


/s/ THOMAS J. SMITH                               President, Chief Operating Officer    March 24, 2004
------------------------------------------------  and Director
Thomas J. Smith


/s/ MARC C. KRANTZ                                Secretary and Director                March 24, 2004
------------------------------------------------
Marc C. Krantz


/s/ C. JEAN MIHITSCH                              Chief Financial Officer (Principal    March 24, 2004
------------------------------------------------  Financial and Accounting Officer)
C. Jean Mihitsch


/s/ MARK D. GROSSI                                Director                              March 24, 2004
------------------------------------------------
Mark D Grossi


/s/ STEVEN A. CALABRESE                           Director                              March 24, 2004
------------------------------------------------
Steven A. Calabrese

To the Shareholders and Board of Directors of Liberty Self-Stor, Inc.:

     We have audited the accompanying consolidated balance sheets of Liberty Self-Stor, Inc. (a Maryland corporation) and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Self-Stor, Inc. and Subsidiary, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, Liberty Self-Stor, Inc. and Subsidiary adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
February 20, 2004

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                                 2003          2002
                                                              -----------   -----------
                           ASSETS
CURRENT ASSETS:
  Cash......................................................  $   534,346   $   263,795
  Accounts receivable.......................................      105,924        81,226
  Accounts receivable from related parties..................       82,748        16,500
  Other current assets......................................       17,229        38,375
                                                              -----------   -----------
     Total current assets...................................      740,247       399,896
PROPERTY AND EQUIPMENT:
  Land......................................................    4,189,306     4,189,306
  Buildings and improvements................................   31,015,501    30,992,608
  Furniture and equipment...................................      246,669       251,467
                                                              -----------   -----------
                                                               35,451,476    35,433,381
  Less -- Accumulated depreciation..........................    4,886,775     3,587,309
                                                              -----------   -----------
                                                               30,564,701    31,846,072
OTHER ASSETS................................................      230,030       226,804
                                                              -----------   -----------
     Total assets...........................................  $31,534,978   $32,472,772
                                                              ===========   ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Current maturities of long-term debt......................  $   983,347   $   955,848
  Notes payable to related party............................           --     1,300,000
  Accounts payable..........................................      131,389       159,409
  Accounts payable to related parties.......................      377,881       295,553
  Accrued expenses..........................................    1,174,698     1,027,030
                                                              -----------   -----------
       Total current liabilities............................    2,667,315     3,737,840
LONG-TERM DEBT, net of current maturities:
  Related party.............................................    1,300,000       500,000
  Third party...............................................   25,476,343    25,920,504
OTHER LONG-TERM LIABILITIES.................................       17,370       148,593
MINORITY INTEREST LIABILITY.................................    1,448,924     1,513,244
COMMITMENTS AND CONTINGENCIES...............................           --            --
SHAREHOLDERS' EQUITY:
  Serial preferred stock -- $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding....           --            --
  Common stock -- $.001 par value: 50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at..............................................        3,083         3,083
  Paid-in capital...........................................   25,799,229    25,799,229
  Retained earnings -- prior year...........................  (25,111,937)  (24,822,717)
  Retained earnings -- current year loss....................      (68,382)     (289,220)
  Accumulated other comprehensive income(loss) --
     Fair value of cash flow hedges.........................        3,033       (37,784)
       Total shareholders' equity...........................      625,026       652,591
                                                              -----------   -----------
       Total liabilities and shareholders' equity...........  $31,534,978   $32,472,772
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                 2003         2002
                                                              ----------   ----------
REVENUES:
  Revenues from real estate operations......................  $5,461,033   $5,318,801
  Interest and other........................................       1,976        1,598
                                                              ----------   ----------
     Total revenues.........................................   5,463,009    5,320,399
                                                              ----------   ----------
OPERATING EXPENSES:
  Interest expense..........................................   1,464,255    1,980,269
  Property taxes and insurance..............................     664,090      607,211
  Property operating expenses...............................   1,284,710    1,130,116
  Legal and professional fees...............................     163,016      156,193
  General and administrative, including amounts paid to a
     related party of $48,000 each year.....................     754,478      783,847
  Depreciation and amortization.............................   1,360,399    1,344,109
                                                              ----------   ----------
     Total expenses.........................................   5,690,948    6,001,745
                                                              ----------   ----------
Loss before minority interest and cumulative effect of a
  change in accounting principle............................    (227,939)    (681,346)
Minority interest...........................................     159,557      476,943
                                                              ----------   ----------
Loss before cumulative effect of a change in accounting
  principle.................................................     (68,382)    (204,403)
Cumulative effect of a change in accounting principle, net
  of minority interest of $197,904..........................          --      (84,817)
                                                              ----------   ----------
     Net loss...............................................     (68,382)    (289,220)
                                                              ----------   ----------
Other comprehensive income (loss):
Changes in fair values of cash flow hedges, net of minority
  interest of $95,237 and $88,164...........................      40,817      (37,784)
                                                              ----------   ----------
Comprehensive loss..........................................  $  (27,565)  $ (327,004)
                                                              ==========   ==========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................   3,082,668    3,082,688
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......  $    (0.02)  $    (0.06)
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED FOR
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......          --        (0.03)
                                                              ----------   ----------
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED..............  $    (0.02)  $    (0.09)
                                                              ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         ACCUMULATED
                                                           RETAINED         OTHER
                                  COMMON     PAID-IN       EARNINGS     COMPREHENSIVE
                                  STOCK      CAPITAL        (LOSS)          LOSS          TOTAL
                                  ------   -----------   ------------   -------------   ---------
BALANCE, December 31, 2001......  $3,083   $25,799,229   $(24,822,717)    $     --      $ 979,595
  Net loss......................     --             --       (289,220)          --       (289,220)
  Change in fair value of cash
     flow hedge.................     --             --             --      (37,784)       (37,784)
                                  ------   -----------   ------------     --------      ---------
BALANCE, December 31, 2002......  $3,083   $25,799,229   $(25,111,937)    $(37,784)     $ 652,591
  Net loss......................     --             --        (68,382)          --        (68,382)
  Change in fair value of cash
     flow hedges................     --             --             --       40,817         40,817
                                  ------   -----------   ------------     --------      ---------
BALANCE, December 31, 2003......  $3,083   $25,799,229   $(25,180,319)    $  3,033      $ 625,026
                                  ======   ===========   ============     ========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                 2003          2002
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $   (68,382)  $  (289,220)
Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation and amortization..........................    1,360,399     1,344,109
     Minority interest......................................     (159,557)     (674,847)
     Loss on disposal of property...........................        3,019            --
     Cumulative effect of change in accounting principle....           --       282,721
Changes in operating assets and liabilities:
  Restricted cash...........................................           --         2,192
  Accounts receivable.......................................      (90,946)      (14,957)
  Other current assets......................................       21,146       (14,088)
  Other assets..............................................      (54,052)     (161,714)
  Accounts payable..........................................       54,308       (13,056)
  Accrued expenses..........................................      147,668        33,770
  Other liabilities.........................................       (5,276)      162,250
                                                              -----------   -----------
       Net cash provided by operating activities............    1,208,327       657,160
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net....................      (38,614)     (101,855)
Proceeds from sale of equipment.............................       17,500            --
                                                              -----------   -----------
     Net cash provided (used) by investing activities.......      (21,114)     (101,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable.........................   (1,975,099)   (5,955,986)
Borrowings on notes payable.................................    1,058,437     5,550,000
                                                              -----------   -----------
     Net cash used in financing activities..................     (916,662)     (405,986)
                                                              -----------   -----------
NET INCREASE IN CASH........................................      270,551       149,319
CASH, beginning of period...................................      263,795       114,476
                                                              -----------   -----------
CASH, end of period.........................................  $   534,346   $   263,795
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

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

     All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2003, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,448,924 at December 31, 2003, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At December 31, 2003, Liberty owned and operated 19 self-storage facilities.

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

  Accounts Receivable

     Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Amounts outstanding longer than the contractual payment terms are considered to be past due. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Total bad debt expense in 2003 was $120,461 compared to $118,050 in 2002, while recoveries were $99,908 in 2003 and $87,828 in 2002. Based upon management's specific review of past due accounts at year-end and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required at December 31, 2003 and 2002.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

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

  Asset Impairment

     Liberty reviews its properties for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property's estimated fair market value would be recorded and an impairment loss would be recognized. Liberty does not believe that there are any factors or circumstances indicating impairment of any of its investment in its properties.

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

     In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies reporting goodwill to perform an annual analysis for a potential impairment in carrying value of the asset. Liberty completed its transitional impairment test under SFAS No. 142 in the first quarter of 2002 and wrote off the goodwill associated with the acquisition of the Ohio LLC and the Springfield facility, which was $282,721, net of accumulated amortization. Liberty determined that the total goodwill was impaired based upon the fair market value of its common stock (based upon quoted prices) in relation to the total shareholders' equity of the company as of January 1, 2002. At January 1, 2002, the market price of Liberty's common stock had been at levels considerably lower than at the December 29, 1999 reorganization date for an extended period of time, and Liberty had experienced recurring net losses. The write-off, net of minority interest, is reflected as a cumulative effect of a change in accounting.

     The following are changes in the carrying amount of goodwill for the year ended December 31, 2002:

                                                              2002
                                                            --------
Balance as of January 1..................................   $282,721
Amortization expense.....................................         --
Impairment loss..........................................   (282,721)
                                                            --------
Balance as of December 31................................   $     --
                                                            ========

  Revenue Recognition

     Liberty's revenue from real estate operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

     Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was approximately $260,000 and $244,000 for the years

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

ended December 31, 2003 and 2002, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

     Future minimum lease revenue under non-cancelable leases is as follows at December 31, 2003:

                                                             TOTALS
                                                           ----------
2004....................................................   $  240,000
2005....................................................      236,000
2006....................................................      226,000
2007....................................................      215,000
2008....................................................      170,000
Thereafter..............................................      297,000
                                                           ----------
                                                           $1,384,000
                                                           ==========

  Comprehensive Income

     "SFAS" No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in shareholders equity from non-owner sources and, for Liberty, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS No. 133, as amended.

  Reclassification

     Certain reclassifications have been made to the 2002 financial statements to conform to 2003 presentation.

  Advertising Costs

     Liberty expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion approximated $166,000 for the year ended December 31, 2003 compared to $129,000 for the year ended December 31, 2002.

  Employee Benefits

     The 1999 Stock Option Plan ("the Plan"), which was approved by shareholders, permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "options") and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2003 and 2002, 170,000 options have been granted. In January 2003, all options had become vested. There were no options granted, exercised or cancelled in 2003 or 2002.

     Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options granted. The proforma effect on compensation expense in 2003 and 2002 related to the stock options granted is not presented since it is immaterial.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

     The following table presents the stock options outstanding at December 31:

                                                        2003                 2002
                                                 ------------------   ------------------
                                                           WEIGHTED             WEIGHTED
                                                           AVERAGE              AVERAGE
                                                 SHARES     PRICE     SHARES     PRICE
                                                 -------   --------   -------   --------
Outstanding at beginning of year...............  170,000    $0.55     170,000    $0.55
Granted........................................       --                   --
Exercised......................................       --                   --
Forfeited......................................       --                   --
Outstanding at end of year.....................  170,000    $0.55     170,000    $0.55
Options available for grant....................  130,000              130,000
Exercisable at end of year.....................  170,000    $0.55     161,666    $0.55

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

  Fair Value of Financial Instruments

     Fair value is determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, notes payable, and interest rate swaps. Cash and accounts receivable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at December 31, 2003 is approximately $28,065,000 as compared to a carrying value of $27,759,690. At December 31, 2002, the fair value of long-term debt was approximately $29,971,000 as compared to a carrying value of $28,676,352. The interest rate swaps are carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

  Derivative Instruments

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. The fair market value of the swaps at December 31, 2003 and December 31, 2002, of approximately $10,107 and ($125,948), respectively is included in other assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheet, while the change in the aggregate fair value of the swaps, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

  Recently Issued Accounting Pronouncements

     In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. Adoption of SFAS No. 143 as of January 1, 2003 had no effect on the financial position or results of operations of Liberty.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Liberty had no such exit or disposal activities in 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R revises the requirements for consolidation by business enterprises of variable interest entities having specific characteristics. FIN 46R applies immediately to variable interests created after December 31, 2003, and to all other variable interest entities no later than the beginning of the first reporting period after December 15, 2004. Liberty does not believe that it has any variable interests, and as such, believes that the adoption of this statement will not materially effect their financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 became effective immediately for financial instruments entered into or modified after May 31, 2003, and became effective for interim periods beginning after June 15, 2003 for financial instruments entered into before May 31, 2003. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. Adoption of SFAS 150 had no effect on the results of operations or financial position of Liberty.

3.  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                2003          2002
                                                             -----------   -----------
Mortgage note payable to a bank with monthly installments
  of $23,909, plus interest at 30-day LIBOR plus 2.50%
  (currently 3.67%), amortized over a 20-year period with a
  maturity date of June 1, 2006, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty..................................................  $ 8,310,037   $ 8,597,966

Mortgage note payable to a bank with monthly installments
  of $706, plus interest at 30-day LIBOR plus 2.50%
  (currently 3.67%), amortized over a nineteen-year period
  with a maturity date of June 1, 2006, secured by certain
  real property and personally guaranteed by a stockholder
  of Liberty...............................................      239,537       248,003

Mortgage note payable to a bank with monthly installments
  of $13,694, including interest at 2.75% above the current
  weekly average yield on U.S. Treasury Securities adjusted
  to the constant maturity of three Years (currently 5.50%)
  amortized over a 20-year period with a maturity date of
  June 4, 2009, secured by certain real property and
  personally guaranteed by a stockholder of Liberty........    1,701,117     1,758,410

Mortgage note payable to individuals in monthly
  installments of $5,207 including interest at 8.50%
  payable on a 20-year amortization, due June 2004, secured
  by certain real property, and personally guaranteed by a
  stockholder of Liberty. Retired in February 2003.........           --       553,379

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

                                                                2003          2002
                                                             -----------   -----------

Mortgage note payable to a bank for construction and term
  financing of real property with monthly installments of
  approximately $10,475, including interest at 30-day LIBOR
  plus 2.50% (currently 3.67%), amortized over a
  fifteen-year period with a maturity date of June 1, 2006,
  secured by certain real property and personally
  guaranteed by a stockholder of Liberty, as amended in
  February 2003 to borrow additional principal in the
  amount of $1,058,437 and reduce the interest rate........  $ 1,116,358   $   135,402

Mortgage note payable to a bank for construction and term
  financing of real property, interest at 30-day LIBOR plus
  2.50% (currently 3.67%), amortized over a fifteen-year
  period with a maturity date of June 1, 2006, secured by
  certain real property and personally guaranteed by a
  stockholder of Liberty...................................      690,242       726,327

Mortgage note payable to a bank for term financing, payable
  in monthly installments of $3,195, plus interest at a
  fixed rate of 9.10%, amortized over a 20-year period with
  a maturity date of June 1, 2005, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty..................................................    1,479,598     1,516,450

Mortgage note payable to an individual with monthly
  installments of $3,777, including interest at a fixed
  rate of 7.75%, amortized over a 25-year period with a
  maturity date of June 30, 2025, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty..................................................      473,682       481,941

Mortgage note payable to a bank for construction and term
  financing of real property, payable in monthly
  installments of $17,141, including interest at 0.75% over
  the bank's prime rate (currently 4.75%), amortized over a
  ten-year period with a maturity date of August 1, 2011,
  secured by certain real property and personally
  guaranteed by a stockholder of Liberty...................    2,388,246     2,463,975

Mortgage note payable to a bank for term financing of real
  property, with monthly payments of $16,612, including
  interest at 30-day LIBOR plus 2.50% (currently 3.67%),
  amortized over a 20-year period with a maturity date of
  March 30, 2009, secured by certain real property and
  personally guaranteed by a stockholder of Liberty, as
  amended in February 2003. On April 2005, the interest
  rate converts to 2.25% over The average yield on U.S.
  Treasury Securities Adjusted to a constant maturity of
  five years...............................................    1,791,699     1,914,744

Mortgage note payable to a bank for term financing of real
  property, with monthly payments of $22,587, including
  interest at U.S. Treasury Constant Maturity Series plus
  2.75%, with a floor of 5.50% and a ceiling of 15.00%
  (currently 5.50%), amortized over a twenty-year period
  with a maturity date of March 25, 2013, secured by
  certain real property and personally guaranteed by a
  stockholder of Liberty...................................    3,433,967     3,514,822

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

                                                                2003          2002
                                                             -----------   -----------

Mortgage note payable to a bank for term financing of real
  property, payable in monthly installments of $10,542,
  including interest at prime rate plus 0.50% (currently
  4.50%), amortized over a 22-year period with a maturity
  date of February 1, 2007, secured by certain real
  property and personally guaranteed by a stockholder of
  Liberty..................................................  $ 1,665,476   $ 1,713,959

Mortgage note payable to a bank for term financing of real
  property, at 30-day LIBOR plus 2.25% (currently 3.42%),
  amortized over a 20-year period with a maturity date of
  April 1, 2006, secured by certain real property and
  personally guaranteed by a stockholder of Liberty........    3,169,731     3,250,974
                                                             -----------   -----------
                                                             $26,459,690   $26,876,352
  Less Current Maturities..................................      983,347       955,848
                                                             -----------   -----------
                                                             $25,476,343   $25,920,504
                                                             ===========   ===========

     Future maturities of debt, inclusive of related party notes payable discussed further in Note 4, are as follows:

2004...................................................   $   983,347
2005...................................................     3,717,491
2006...................................................    12,998,183
2007...................................................     1,950,522
2008...................................................       472,603
Thereafter.............................................     7,637,544
                                                          -----------
                                                          $27,759,690
                                                          ===========

     Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,586,365 at December 31, 2003) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At December 31, 2003, the fixed rate exceeded the 30-day LIBOR by 4.27%. In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,418,000 at December 31, 2003). The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.78%. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

     During the years ended December 31, 2003 and 2002, Liberty paid $1,491,000 and $2,007,000 of interest on its debt instruments.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

4.  NOTES PAYABLE TO RELATED PARTY:

     Liberty has an unsecured note payable to its Chairman and Chief Executive Officer in the amount of $1,300,000 at December 31, 2003 and 2002. The note bears interest at 4.00% and requires monthly interest payments of $4,333 with the principal due in full on October 30, 2005. Liberty had an unsecured demand note payable to its Chairman and Chief Executive Officer in the amount of $500,000 at December 31, 2002. The note was retired in February 2003 with the proceeds from a new long-term borrowing.

5.  EARNINGS PER SHARE:

     Basic loss per share of common stock for 2003 and 2002 is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for both 2003 and 2002. Liberty had no dilutive securities outstanding during 2003 and 2002.

     At December 31, 2003 and 2002, options to purchase 170,000 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

     During the years ended December 31, 2003 and 2002, Liberty paid no cash distributions to its shareholders.

6.  INCOME TAXES:

     Liberty has previously elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 2003. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. In addition, Liberty has net operating loss carry-forwards for future years of approximately $5,271,000. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

7.  OTHER RELATED PARTY TRANSACTIONS:

     In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613. Liberty's board subsequently authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the shareholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is included in accounts payable to related parties on Liberty's consolidated balance sheet because Mr. Osborne has informed Liberty's management that he is not requiring payment at this time.

     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. For the years ended December 31, 2003 and 2002, Liberty owed Liberty Self-Stor II, Ltd. $264,992 and $178,664, respectively, associated with these transactions, as well as with cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.

     Additionally, Liberty has $10,276, net included in related party payables. The balances originated in 2000 and 2001 as amounts owed to various companies of Mr. Osborne. He has not requested payment of these amounts at this time.

     On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. The lease has a five-year term which expires in December 2004, with a five-year renewal option at $5,000 per month. For the years ended December 31, 2003 and 2002, $48,000 of this related party expense is included in general and administrative expenses.

     OsAir, Inc., a company owned by Mr. Osborne as described in the previous paragraph, employs a maintenance person from Liberty. The payroll and related benefits for a maintenance person are shown in the accounts receivable from related parties. As of December 31, 2003 and 2002, OsAir owed Liberty $32,729 and $16,500, respectively, associated with these transactions.

     At December 31, 2003, Liberty is due $50,019 from various entities affiliated with Mr. Osborne for administrative and accounting services rendered by Liberty on behalf of those other entities. This amount is included in accounts receivable from related parties in the accompanying balance sheet as of December 31, 2003.

     Interest expense on related party notes payable was $54,338 and $70,422 in 2003 and 2002.

     Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to Liberty.

     At December 31, 2002, Liberty had cash of $139,928 at Great Lakes Bank, a financial institution which at the time was partially owned and could have been deemed controlled by Mr. Osborne. In late 2003, Great Lakes Bank was merged out of existence and is no longer controlled by Mr. Osborne. Pursuant to a requirement of a commercial loan associated with Liberty's Avon self-storage facility, Liberty also maintained a minimum account balance at Great Lakes Bank.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                           DECEMBER 31, 2003 AND 2002

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

     In the late 1980's, the San Francisco Bay Region of the RWQCB requested that Meridian investigate and characterize soil and groundwater contamination at the Charleston property which was sold by Meridian in August 1997. Meridian engaged an environmental engineering firm that discovered the presence of trichloroethlylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give Meridian time to complete the pending sale of the property. As part of the sale, the purchaser agreed to indemnify Meridian broadly against the pending SCRs and other types of environmental claims. The indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. Based on information received by Liberty from the RWQCB, Liberty believes that this matter is now closed. Liberty does not believe that it will incur any costs associated with this property, nor have any further liability. However there can be no assurance to that effect.

     There are no material pending legal proceedings to which Liberty is a party or to which any of its assets are subject. Therefore, Liberty does not believe that any pending proceedings will have a material adverse effect on Liberty's financial condition, liquidity or results of operation.

9.  SUBSEQUENT EVENT:

     In February 2004, Liberty purchased 5.77 acres of land adjacent to its existing site in Ravenna, Ohio. The cost of the property was approximately $100,000 which was funded from operations. Plans include building 150 storage units, a manager office and apartment unit on the acquired site in 2004.

     Also, Liberty purchased a new storage facility in Gahanna, Ohio. The facility has 258 units totaling 30,525 square feet. Liberty funded the purchase price with bank borrowings of $787,500 and a related party borrowing from Mr. Osborne of $250,000. The mortgage note payable to the bank provides for monthly payments of principal and interest of $5,859 with a balloon payment of $582,968 due upon maturity on March 1, 2009. The loan has a variable rate of interest using Prime as the index (currently 4%). The related party borrowing also bears interest at 4% per year.