Form 10QSB
period 2004-03-31
LIBERTY SELF STOR INC
filed 2004-05-14
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

               8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
               --------------------------------------------------
                     (Address of principal executive office)

         Issuer's telephone number, including area code: (440) 974-3770


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Issuer had 3,082,668 shares of common stock outstanding on May 01, 2004.

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                     LIBERTY SELF-STOR, INC. and Subsidiary
                         Quarterly Report on Form 10-QSB


PART I   Financial Information                                                       Page
                                                                                     ----

         Item 1.    Consolidated Financial Statements (Unaudited)                      3
                    Consolidated Statements of Operation and Comprehensive
                            Loss (Unaudited)                                           4
                    Consolidated Statements of Cash Flows (Unaudited)                  5
                    Notes to Consolidated Financial Statements                         6
         Item 2.    Management's Discussion and Analysis or Plan of Operation         13
         Item 3.    Controls and Procedures                                           18

PART II  Other Information

         Item 1.    Legal Proceedings                                                 19
         Item 6.    Exhibits and Reports on Form 8-K                                  19

Signatures                                                                            20
Certifications                                                                        21

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                       ASSETS
                                                                       March 31, 2004      December 31, 2003
                                                                         (unaudited)
                                                                       --------------      -----------------
Current Assets:
         Cash                                                            $    199,727         $    534,346
         Accounts Receivable                                                   85,092              105,924
         Accounts Receivable from related parties                             121,416               82,748
         Other current assets                                                  57,582               17,229
                                                                         ------------         ------------
Total Current Assets                                                          463,817              740,247

Property and Equipment:
         Land                                                               4,464,451            4,189,306
         Buildings and Improvement                                         31,862,024           31,015,501
         Furniture and Equipment                                              273,736              246,669
                                                                         ------------         ------------
                                                                           36,600,211           35,451,476
         Less - Accumulated Depreciation                                    5,212,188            4,886,775
                                                                         ------------         ------------
                                                                           31,388,023           30,564,701
Other Assets                                                                  218,338              230,030
                                                                         ------------         ------------
         TOTAL ASSETS                                                    $ 32,070,178         $ 31,534,978
                                                                         ============         ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Current maturities of long-term debt                            $  1,033,900         $    983,347
         Note payable to related party                                        125,405                    -
         Accounts Payable                                                     238,743              131,389
         Accounts Payable to related parties                                  545,358              377,881
         Accrued expenses                                                     910,698            1,174,698
                                                                         ------------         ------------
Total Current Liabilities                                                   2,854,104            2,667,315

Long term debt, net of current maturities:
         Related party                                                      1,300,000            1,300,000
         Third party                                                       25,905,691           25,476,343

Other long-term liabilities                                                    89,968               17,370

Minority interest liability                                                 1,341,449            1,448,924

Commitments and contingencies                                                       -                    -

Shareholder's equity:
         Serial preferred stock - $.001 par value: 2,000,000
             shares authorized, no shares issued and outstanding                    -                    -
         Common Stock - $.001 par value: 50,000,000 shares
             authorized; 3,082,668 shares issued and outstanding,
             stated at                                                          3,083                3,083
         Paid-in capital                                                   25,799,229           25,799,229
         Retained earnings - prior year                                   (25,180,319)         (25,111,937)
         Retained earnings - current year loss                                (20,805)             (68,382)
         Accumulated other comprehensive income (loss)                        (22,222)               3,033
                                                                         ------------         ------------
Total Shareholder's Equity                                                    578,966              625,026

                                                                         ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 32,070,178         $ 31,534,978
                                                                         ============         ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                                     For the Three Months ended March 31,
                                                                            2004                2003
                                                                            ----                ----
Revenues
         Revenues from real estate operations                           $ 1,376,724         $ 1,340,992
         Interest and other                                                   5,632                  89
                                                                        -----------         -----------
Total revenues                                                            1,382,356           1,341,081

Operating expenses
         Interest expense                                                   352,524             377,538
         Property taxes and insurance                                       172,863             169,935
         Property operating expense                                         331,333             315,118
         Legal and professional fees                                         30,797              19,526
         General and administrative, including amounts paid to a
               related party of $12,000 each quarter                        223,399             209,860
         Depreciation and amortization                                      340,790             337,282
                                                                        -----------         -----------
Total expenses                                                          $ 1,451,706         $ 1,429,259
                                                                        -----------         -----------


Loss before minority interest                                               (69,350)            (88,178)

Minority interest                                                            48,545              61,724
                                                                        -----------         -----------

Net Loss                                                                $   (20,805)        $   (26,454)
                                                                        ===========         ===========

Other comprehensive income (loss)
Changes in fair values of cash flow hedges, net of minority
     interest of ($58,930) and $2,729                                       (25,255)              1,170
                                                                        -----------         -----------

Comprehensive Loss:                                                     $   (46,060)        $   (25,284)
                                                                        ===========         ===========

Weighted Average Number of Common Shares Outstanding:                     3,082,668           3,082,668


Net Loss per common share - basic and
diluted:                                                                $     (0.01)        $     (0.01)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Three Months ended March 31,
                                                                       2004                 2003
                                                                    -----------         -----------
Cash flows from operating activities:
Net loss                                                            $   (20,805)        $   (26,454)
Adjustments to reconcile net loss to net cash from operating activities
         Depreciation and amortization                                  340,790             337,282
         Gain on sale of security                                        (5,002)                  -
         Minority interest                                              (48,545)            (61,724)
Changes in operating assets and liabilities:
         Restricted cash                                                      -              15,777
         Accounts receivable                                            (17,836)             (6,883)
         Other current assets                                           (47,953)            (37,729)
         Other assets                                                   (13,792)            (38,103)
         Accounts payable                                               274,831             186,006
         Accrued expenses                                              (264,000)           (282,906)
         Other liabilities                                               (1,480)             26,408
                                                                    -----------         -----------

         Net cash provided by operating activities                      196,208             111,674

Cash flows from investing activities:
         Purchases of property equipment, net                        (1,148,735)             (4,154)
         Proceeds from sale of security                                  12,602                   -
                                                                    -----------         -----------

         Net cash used in investing activities                       (1,136,133)             (4,154)

Cash flows from financing activities:
         Principal payments on notes payable                           (432,194)         (1,327,546)
         Borrowings from related party                                  250,000                   -
         Borrowings from third party                                    787,500           1,058,437
                                                                    -----------         -----------

         Net cash provided by (used in) financing
         activities                                                     605,306            (269,109)
                                                                    -----------         -----------

Net decrease in cash                                                   (334,619)           (161,589)


Cash,  beginning of period                                              534,346             263,795
                                                                    -----------         -----------


Cash,  end of period                                                $   199,727         $   102,206
                                                                    ===========         ===========

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2004, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,341,449 at March 31, 2004, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At March 31, 2004, Liberty owned and operated 20 self-storage facilities.

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

Accounts Receivable
-------------------

Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Amounts outstanding longer than the contractual payment terms are considered to be past due. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Total bad debt expense for the three months ended March 31, 2004 were $28,270 compared to $32,901 for the three months ended March 31, 2003, while for the three months ended March 31, 2004 recoveries were $27,819 compared to $26,760 for the three months ended March 31, 2003. Based upon management's specific review of past due accounts at year-end and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required at March 31, 2004.

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

Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was $62,831 and $63,992 for the three months ended March 31, 2004 and 2003, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue under non-cancelable leases for each of the five succeeding annual periods ending March 31 and thereafter are as follows:

                                              Totals
                                              ------
2004                                       $  240,509
2005                                          231,591
2006                                          226,413
2007                                          204,376
2008                                          164,676
Thereafter                                    256,011
                                           ----------
                                           $1,323,576
                                           ==========

Comprehensive Income
--------------------

"SFAS" No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in shareholders' equity from non-owner sources and, for Liberty, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS No. 133, as amended.

Advertising and Promotion Costs
-------------------------------

Liberty expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion totaled $38,819 for the three months ended March 31, 2004 compared to $40,026 for the three months ended March 31, 2003.

Employee Benefits
-----------------

The 1999 Stock Option Plan ("the Plan"), which was approved by stockholders, permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "options") and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of March 31, 2004 and March 31, 2003, 160,000 and 170,000 options were outstanding. No additional options were granted or exercised.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options granted. The proforma effect on compensation expense for the three months ended March 31, 2004 and 2003 related to the stock options granted is not presented, since they are fully vested.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The Fair value of the Company's financial instruments are determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, accounts payable, notes payable, and interest rate swaps. Cash and accounts receivable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at March 31, 2004 was $28,648,191 as compared to a carrying value of $28,364,996. At December 31, 2003, the fair value of long-term debt was $28,065,398 as compared to a carrying value of $27,759,690. The interest rate swaps are carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments
----------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. The fair market value of the swaps at March 31, 2004 and December 31, 2003 were $74,078 and $10,107, respectively is included in other long-term liabilities and other assets, respectively, in the accompanying consolidated balance sheet, while the change in the aggregate fair value of the swaps, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

3. LONG-TERM DEBT

Long-term debt consists of the following:

     Site               Interest Rate           Maturity    Current              OUTSTANDING BALANCE AT
   Reference                Index                 Date     Interest      MARCH 31, 2004        DECEMBER 31, 2003
                                                             Rate
-----------------------------------------------------------------------------------------------------------------
Catawba          30 day LIBOR plus 2.50%        6-01-06      3.60%         $    236,715              $    239,537
Mentor           3 yr US Treasury plus 2.75%    6-04-09      5.50%            1,672,858                 1,701,117
Painesville      30 day LIBOR plus 2.50%
                 Converts to 5 yr US Treasury
                 Plus 2.25% on April, 2005      3-30-09      3.60%            1,758,143                 1,791,699
Painesville      Prime                          10-30-05     4.00%            1,300,000                 1,300,000
Springfield      Fixed                          6-01-05      9.10%            1,466,818                 1,479,598
                 Fixed                          6-30-25      7.75%              470,784                   473,682
Riverhead        30 day LIBOR plus 2.50%        6-01-06      3.60%            1,088,044                 1,116,358
Westlake         3 yr adj Prime plus 0.75%      8-01-11      5.00%            2,363,370                 2,388,246
Dayton           30 day LIBOR plus 2.50%        6-01-06      3.60%              678,214                   690,242
Southold         30 day LIBOR plus 2.25%        4-01-06      3.35%            3,142,877                 3,169,731
Avon             Prime plus 0.50%               2-01-07      4.50%            1,648,611                 1,665,476
Cleveland/       5 yr US Treasury plus 2.75%
Leuer Ave.                                      3-25-13      5.50%            3,413,878                 3,433,967
Gahanna          Prime                          3-01-09      4.00%              784,878                         -
Gahanna          Prime                             On
                                                 Demand      4.00%              125,405                         -
(a) Various      30 day LIBOR plus 2.50%        6-01-06      3.60%            8,214,401                 8,310,037
                                                                           ------------              ------------
                                                                             28,364,996                27,759,690
                   Less current maturities                                    1,033,900                   983,347
                  Less related party notes-
                    current and long-term                                     1,425,405                 1,300,000
                                                                           ------------              ------------
                    Long-term debt, net of
                    current maturities and
                 related party notes payable                               $ 25,905,691              $ 25,476,343
                                                                           ============              ============

(a) 10 sites secure this loan including, Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton and Endicott.

All of the above facility loans are secured by real property and personally guaranteed by a stockholder of Liberty.

Future maturities of debt, inclusive of related party notes payable discussed further in Note 4, for each of the succeeding annual periods ending March 31 and thereafter are as follows:

  2005                                    $   1,159,305
  2006                                        6,720,808
  2007                                       11,393,964
  2008                                          502,511
  2009                                        2,110,410
  Thereafter                                  6,477,998
                                              ---------
                                          $  28,364,996
                                             ==========


Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note during 2002. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,576,122 at March 31, 2004) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At March 31, 2004, the fixed rate exceeded the 30-day LIBOR by 4.34%.

In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with various sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,526,228 at March 31, 2004). The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.85%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

During the three months ended March 31, 2004 and 2003, respectively, Liberty paid $436,304 and $490,950 in interest on its debt instruments.


4. NOTES PAYABLE TO RELATED PARTY:

Liberty has an unsecured note payable to Richard M. Osborne, its Chairman and Chief Executive Officer in the amount of $1,300,000 at March 31, 2004 and 2003. The note bears interest at 4.00% and requires monthly interest payments of $4,333 with the principal due in full on October 30, 2005.

Notes payable to related party includes a demand note at prime payable to Mr. Osborne in the amount of $125,405.


5. EARNINGS/LOSS PER SHARE:

Basic loss per share of common stock for the three months ended March 31, 2004 and 2003 is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for both periods. Liberty had no dilutive securities outstanding for the three months ended March 31, 2004 and 2003.

At March 31, 2004 and March 31, 2003, respectively, options to purchase 160,000 and 170,000 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

During the three months ended March 31, 2004 and 2003, Liberty paid no cash distributions to its shareholders.

6. INCOME TAXES

Liberty elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Internal Revenue Code of 1986, as amended (the "Code"). The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company's taxable income. In addition, Liberty has net operating loss carry-forwards for future years of approximately $5,271,000. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

If Liberty failed to qualify as a REIT, it would be taxed as a regular corporation, and distributions to stockholders (of which there were none) would not be deductible in computing Liberty's taxable income. However, no current or deferred federal provision for income tax would be needed because Liberty's net operating loss carry-forwards could be used to offset any financial statement tax liability resulting from loss of REIT status. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty ceased to qualify as a REIT. If Liberty later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.


7. OTHER RELATED PARTY TRANSACTIONS

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of March 31, 2004 and December 31, 2003, Liberty owed Liberty Self-Stor II, Ltd. $432,469 and $264,992, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.

Additionally, Liberty has $10,276, net included in accounts payable to related parties. The balances originated in 2000 and 2001 as amounts owed to various companies of Mr. Osborne. He has not requested payment of these amounts at this time.

Interest expense on related party notes payable for the three months ended March 31, 2004 and 2003 was $13,144 and $13,813, respectively.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. The lease has a five-year term which expires in December 2004, with a five-year renewal option at $5,000 per month. For the three months ended March 31, 2004 and 2003, $12,000 of this related party expense is included in general and administrative expenses.

OsAir, Inc., a company owned by Mr. Osborne as described in the previous paragraph, employs a maintenance person from Liberty. The payroll and related benefits for a maintenance person are shown in the accounts receivable from related parties. As of March 31, 2004 and December 31, 2003, OsAir owed Liberty $27,690 and $32,729, respectively, associated with these transactions.

At March 31, 2004, Liberty is due $93,726 from various entities affiliated with Mr. Osborne for administrative and accounting services rendered by Liberty on behalf of those other entities. This amount is included in accounts receivable from related parties in the accompanying balance sheet.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (UNAUDITED)

Introduction and Discussion of Known Trends, Events and Uncertainties
---------------------------------------------------------------------

         On December 29, 1999, Liberty Self-Stor, Inc., a Maryland corporation, succeeded to the business of Meridian Point Realty Trust '83.

         The following discussion should be read in conjunction with the accompanying Consolidated Balance Sheets, Statements of Operations and Comprehensive Loss, and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or
(b) have the meanings ascribed to them in the financial statements and the notes thereto.

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

         Fair Value of Financial Instruments and Derivatives: Financial instruments such as cash accounts receivable, notes payable, and interest rate swaps are carried at fair value as determined by using available market information and appropriate valuation methodologies. Liberty periodically reviews and adjusts the carrying values of its financial instruments to ensure the instruments approximate fair value. Derivatives are recognized on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of these derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

         Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows from operations as well as ultimate disposition of the asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Fair values would be determined based upon market prices for similar properties, or discounted future cash flow analysis. Liberty has reviewed the carrying values of its self-storage facilities for impairment, and has determined that the projected undiscounted cash flows over the remaining useful lives of the assets exceed the respective carrying values of the assets at March 31, 2004.

Liquidity and Capital Resources
-------------------------------

         Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. Liberty incurred a net loss equal to $20,805 for the three months ended March 31, 2004 compared to a net loss of $26,454 for the three months ended March 31, 2003. Cash and cash equivalents were $199,727 at March 31, 2004, as compared to $534,346 at December 31, 2003. Cash and cash equivalents decreased during the first quarter largely due to the purchase of the Ravenna land of approximately $100,000 and first half payments for real estate property taxes of approximately $312,000. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

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

         Liberty's current maturities of long-term debt increased $50,553, or 5.1%, to $1,033,900 at March 31, 2004, from $983,347 at December 31, 2003. The increase is partially the result of Liberty's acquiring a new site in Gahanna, Ohio, just east of Columbus, Ohio during February 2003, adding 30,525 square feet of storage space.

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

          There can be no assurance that Liberty will be able to retire or refinance any or all of its maturing debt. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage, incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing stockholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms. Long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because most of Liberty's debt is variable, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of Liberty's debt. Mr. Osborne is under no legal obligation, requirement or agreement to guarantee any of refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, our business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

         Revenues from real estate operations increased $35,732 or 2.7%, to $1,376,724 for the three months ended March 31, 2004, from $1,340,992 for the three months ended March 31, 2003. Revenues increased largely due to the addition of the Gahanna facility and higher occupancy rates. The Gahanna facility revenues for the quarter were $16,067.

         Interest and other revenues increased for the three months ended March 31, 2004 by $5,543 compared to the three months ended March 31, 2003. The increase was due to the gain on the sale of an investment.

Expenses
--------

         Interest expense decreased $25,014, or 6.6%, to $352,524 for the three months ended March 31, 2004 compared to $377,538 for the three months ended March 31, 2003. The decrease in interest expense was attributable to lower variable rates on existing mortgages and refinancing and amending existing mortgages at more favorable interest rates.

         Property taxes and insurance expenses increased $2,928 or 1.7%, to $172,863 for the three months ended March 31, 2004 compared to $169,935 for the three months ended March 31, 2003. Property taxes increased largely due to the purchase of the Ravenna land and the Gahanna storage facility. The Gahanna facility's current annual taxes total $12,001.

         Property operating expenses increased $16,215 or 5.1%, to $331,333 for the three months ended March 31, 2004, compared to $315,118 for the three months ended March 31, 2003. The increase in property operating expenses was largely attributable to an increase in repairs and maintenance of $6,000 for an exhaust fan installation and normal payroll increases totaling $6,500.

         Legal and professional fees increased $11,271 or 57.7% to $30,797 for the three months ended March 31, 2004 compared to $19,526 for the three months ended March 31, 2003. The increase is largely due to establishing a monthly accrual for audit expenses of $4,208 per month.

         General and administrative expenses increased $13,539, or 6.5%, to $223,399 for the three months ended March 31, 2004, from $209,860 for the three months ended March 31, 2003. The increase is largely due to $9,000 of additional temporary agency staff being used at facilities with turnovers.

Net Loss
--------

         As a result of the factors noted above, Liberty's net loss decreased $5,649, or 21.4%, to $20,805 for the three months ended March 31, 2004, from a net loss of $26,454 for the three months ended March 31, 2003.

Funds from Operations
---------------------

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

The following table sets forth the calculation of FFO:

                                                     For The Three Months Ended
                                                  March 31, 2004    March 31, 2003
                                                  --------------    --------------
Net loss                                            $ (20,805)        $ (26,454)
Adjustments:
Depreciation of real estate and amortization
of deferred loan fees                                 340,790           337,282
Minority Interest                                     (48,545)          (61,724)

FFO                                                 $ 271,440         $ 249,104
                                                    =========         =========

Interest Rate Risk
------------------

         Interest rate risk is the risk that interest rates will increase, which will cause Liberty's interest expense on its variable rate loans to increase.

         The variable portion of Liberty's debt is approximately $26.4 million. If Liberty's interest rates on the variable rate loans were to increase by 1% per year, Liberty's interest expense would increase approximately $264,000 on an annual basis. Liberty's debt includes both fixed and variable interest rates; therefore, if interest rates increase, Liberty's results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements
------------------------------

         Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,576,122 at March 31, 2004) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At March 31, 2004, the fixed rate exceeded the 30-day LIBOR by 4.34%.

         In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with (a) 10 sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,526,228 at March 31, 2004). The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.85%. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

         The fair market value of the swaps at March 31, 2004 and December 31, 2003, of $74,078 and $10,107, respectively is included in other long-term liabilities and other assets, respectively, in the accompanying consolidated balance sheet, while the change in the aggregate fair value of the swaps, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

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

Election of REIT Status
-----------------------

         Liberty intends to be taxed as a REIT under Section 856(c)(1) of the Internal Revenue Code for the fiscal year ending December 31, 2004. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT's taxable income. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.

         To qualify for REIT status, Liberty must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with other permitted assets; that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at Liberty, no assurance can be given regarding Liberty's qualification as a REIT for any particular year. If Liberty failed to qualify as a REIT, distributions to stockholders would no longer be required. In addition, distributions originally treated as capital gain distributions could be re-characterized as ordinary dividend distributions to stockholders. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty ceased to qualify as a REIT. If Liberty later re-qualified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of re-qualification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

         The Growth Tax Relief Reconciliation Act of 2003, signed into law by President Bush on May 28, 2003, reduced the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced maximum tax rate generally does not apply to ordinary REIT dividends, which continue to be subject to tax at the higher tax rates applicable to ordinary income (maximum rate of 35% under the new legislation). However, the new 15% maximum tax rate does apply to some limited REIT distributions. This legislation may cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITS and may adversely affect the market price of our common stock.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of March 31, 2004, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's Chief Executive Officer and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty required to be included in Liberty's periodic SEC filings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which Liberty is a party or to which any of its assets are subject. Therefore, Liberty does not believe that any pending proceedings will have a material adverse effect on Liberty's financial condition, liquidity or results of operation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS
    -----------------

NO.  DESCRIPTION
--   -----------
(In accordance with Item 601 of Regulation S-B)

Exhibit No.               Description
-----------               -----------

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

* Filed herewith

(b)  REPORTS ON FORM 8-K
     -------------------

         On January 21, 2004, Liberty filed a Form 8-K announcing the appointment of a new Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Liberty Self-Stor, Inc.

Date: May 10, 2004             By: /s/ Richard M. Osborne
                                   ----------------------
                                       Richard M. Osborne
                               Chairman of the Board and Chief Executive Officer


Date: May 10, 2004             By: /s/ C. Jean Mihitsch
                                   --------------------
                                       C. Jean Mihitsch
                               Chief Financial Officer