Form 10QSB
period 2004-06-30
LIBERTY SELF STOR INC
filed 2004-08-12
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Issuer had 3,082,668 shares of common stock outstanding on August 2, 2004.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                     LIBERTY SELF-STOR, INC. and Subsidiary
                         Quarterly Report on Form 10-QSB

                                                                                             Page
                                                                                             ----
PART I    Financial Information

       Item 1.     Consolidated Financial Statements (Unaudited)                               3
                   Consolidated Statements of Operation and Comprehensive Loss (Unaudited)     4
                   Consolidated Statements of Cash Flows (Unaudited)                           5
                   Notes to Consolidated Financial Statements                                  6
       Item 2.     Management's Discussion and Analysis or Plan of Operation                  13
       Item 3.     Controls and Procedures                                                    18

PART II   Other Information

       Item 1.     Legal Proceedings                                                          19
       Item 4.     Submission of Matters to a Vote of Security Holders                        19
       Item 6.     Exhibits and Reports on Form 8-K                                           19

Signatures                                                                                    21
Certifications                                                                                22

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                         June 30, 2004     December 31, 2003
                                                                          (unaudited)
                                                                         -------------     -----------------
                                     ASSETS
Current Assets:
       Cash                                                              $     374,709       $     534,346
       Accounts Receivable                                                      59,927             105,924
       Accounts Receivable from related parties                                 51,910              82,748
       Other current assets                                                     73,140              17,229
                                                                         -------------       -------------
Total Current Assets                                                           559,686             740,247

Property and Equipment:
       Land                                                                  4,464,451           4,189,306
       Buildings and Improvement                                            31,862,024          31,015,501
       Furniture and Equipment                                                 276,202             246,669
                                                                         -------------       -------------
                                                                            36,602,677          35,451,476
       Less - Accumulated Depreciation                                       5,550,555           4,886,775
                                                                         -------------       -------------
                                                                            31,052,122          30,564,701
Other Assets                                                                   374,282             230,030
                                                                         -------------       -------------
       TOTAL ASSETS                                                      $  31,986,090       $  31,534,978
                                                                         =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Current maturities of long-term debt                              $   2,460,251       $     983,347
       Accounts Payable                                                        202,703             131,389
       Accounts Payable to related parties                                     445,781             377,881
       Accrued expenses                                                      1,034,235           1,174,698
                                                                         -------------       -------------
Total Current Liabilities                                                    4,142,970           2,667,315

Long term debt, net of current maturities:
       Related party                                                         1,300,000           1,300,000
       Third party                                                          24,425,295          25,476,343

Other long-term liabilities                                                     15,150              17,370

Minority interest liability                                                  1,469,032           1,448,924

Commitments and contingencies                                                        -                   -

Shareholder's equity:
       Serial preferred stock - $.001 par value: 2,000,000
           shares authorized, no shares issued and outstanding                       -                   -
       Common Stock - $.001 par value: 50,000,000 shares
           authorized; 3,082,668 shares issued and outstanding,
           stated at                                                             3,083               3,083
       Paid-in capital                                                      25,799,229          25,799,229
       Retained earnings - prior year                                      (25,180,319)        (25,111,937)
       Retained earnings - current year loss                                   (40,265)            (68,382)
       Accumulated other comprehensive income (loss)                            51,915               3,033
                                                                         -------------       -------------
Total Shareholder's Equity                                                     633,643             625,026
                                                                         -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  31,986,090       $  31,534,978
                                                                         =============       =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                 For the Three Months ended         For the Six Months Ended
                                                                           June 30,                          June 30,
                                                                    2004             2003             2004             2003
                                                                    ----             ----             ----             ----
Revenues
      Revenues from real estate operations                      $  1,421,555     $  1,336,019     $  2,798,279     $  2,677,011
      Interest and other                                                 197               81            5,829              170
                                                                ------------     ------------     ------------     ------------
Total revenues                                                     1,421,752        1,336,100        2,804,108        2,677,181

Operating expenses
      Interest expense                                               355,797          353,092          708,321          730,630
      Property taxes and insurance                                   197,773          174,851          370,636          344,786
      Property operating expense                                     322,538          307,519          653,871          631,418
      Legal and professional fees                                     51,390           42,492           82,187           64,287
      General and administrative, including amounts
        paid to a related party of $12,000 each quarter              205,773          180,077          429,172          378,887
      Depreciation and amortization                                  353,347          338,354          694,137          675,636
                                                                ------------     ------------     ------------     ------------
Total expenses                                                     1,486,618        1,396,385        2,938,324        2,825,644
                                                                ------------     ------------     ------------     ------------
Loss before minority interest                                        (64,866)         (60,285)        (134,216)        (148,463)

Minority interest                                                     45,406           42,200           93,951          103,924
                                                                ------------     ------------     ------------     ------------
Net Loss                                                        $    (19,460)    $    (18,085)    $    (40,265)    $    (44,539)
                                                                ============     ============     ============     ============

Other comprehensive income (loss)
Changes in fair values of cash flow hedges, net of
   minority interest of $172,989 and $114,059 for the
   three and six months ended June 30, 2004; ($4,944) and
   ($2,215) for the three and six months ended
   June 30, 2003                                                      74,137           (2,119)          48,882             (949)
                                                                ------------     ------------     ------------     ------------

Comprehensive Income (Loss):                                    $     54,677     $    (20,204)    $      8,617     $    (45,488)
                                                                ============     ============     ============     ============

Weighted Average Number of Common Shares Outstanding:              3,082,668        3,082,668        3,082,668        3,082,668

Net Loss per common share - basic and diluted:                  $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     For the Six Months ended June 30,
                                                                        2004                 2003
                                                                        ----                 ----
Cash flows from operating activities:
Net loss                                                             $    (40,265)       $    (44,539)
Adjustments to reconcile net loss to net cash from operating activities
         Depreciation and amortization                                    694,137             675,636
         Gain on sale of security                                          (5,002)                  -
         Minority interest                                                (93,951)           (103,924)
Changes in operating assets and liabilities:
         Accounts receivable                                               76,835              31,370
         Other current assets                                             (63,511)            (44,043)
         Other assets                                                     (11,668)            (38,103)
         Accounts payable                                                 139,214             160,574
         Accrued expenses                                                (140,463)           (135,299)
         Other liabilities                                                 (2,220)             27,054
                                                                     ------------        ------------

         Net cash provided by operating activities                        553,106             528,726

Cash flows from investing activities:
         Purchases of property equipment, net                          (1,151,201)            (17,269)
         Proceeds from sale of security                                    12,602                   -
                                                                     ------------        ------------
         Net cash used in investing activities                         (1,138,599)            (17,269)

Cash flows from financing activities:
         Principal payments on notes payable                             (611,644)         (1,560,074)
         Borrowings from related party                                    250,000                   -
         Borrowings from third party                                      787,500           1,058,437
                                                                     ------------        ------------
         Net cash provided by (used in) financing activities
                                                                          425,856            (501,637)
                                                                     ------------        ------------
Net (decrease) increase in cash                                          (159,637)              9,820

Cash, beginning of period                                                 534,346             263,795
                                                                     ------------        ------------
Cash, end of period                                                  $    374,709        $    273,615
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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At June 30, 2004, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,469,032 at June 30, 2004, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At June 30, 2004, Liberty owned and operated 20 self-storage facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. Certain amounts in prior consolidated financial statements have been reclassified to conform to the June 30, 2004 presentation.

Accounts Receivable

Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Amounts outstanding longer than the contractual payment terms are considered to be past due. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Total bad debt expenses for the three months ended June 30, 2004 were $37,605 compared to $30,243 for the three months ended June 30, 2003, while for the three months ended June 30, 2004 recoveries were $24,093 compared to $23,926 for the three months ended June 30, 2003. Bad debt expenses were higher in the second quarter of 2004 largely due to the write-offs associated with the Gahanna, Ohio newly acquired property. Additionally bad debt expenses were $65,875 compared to $63,144 for the six months ended June 30, 2004 and 2003, respectively. Recoveries were $51,912 and $50,686 for the six months ended June 30, 2004 and 2003, respectively. Based upon management's specific review of past due accounts at year-end and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required at June 30, 2004.

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

Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was $123,767 and $125,165 for the six months ended June 30, 2004 and 2003, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue under non-cancelable leases for each of the five succeeding annual periods ending June 30 and thereafter are as follows:

                                     Totals
                                     ------
2004                              $    240,992
2005                                   227,424
2006                                   227,076
2007                                   188,776
2008                                   164,676
Thereafter                             214,842
                                  ------------
                                  $  1,263,786
                                  ============

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

Advertising and Promotion Costs

Liberty expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion totaled $78,857 for the six months ended June 30, 2004 compared to $77,031 for the six months ended June 30, 2003.

Employee Benefits

The 1999 Stock Option Plan ("the Plan"), which was approved by stockholders, permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "options") and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of June 30, 2004 and 2003, 135,000 and 170,000 options were outstanding. No additional options were granted or exercised in the six month periods ended June 30, 2004 and 2003.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options granted. The proforma effect on compensation expense for the six months ended June 30, 2004 and 2003 related to the stock options granted is not presented, since the options are fully vested.

Use of Estimates

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

Fair Value of Financial Instruments

The Fair value of the Company's financial instruments are determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, accounts payable, notes payable, and interest rate swaps. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at June 30, 2004 was $28,448,378 as compared to a carrying value of $28,185,546. At December 31, 2003, the fair value of long-term debt was $28,065,398 as compared to a carrying value of $27,759,690. The interest rate swaps are carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. The fair market values of the swaps at June 30, 2004 and December 31, 2003 were $173,048 and $10,107, respectively. The swaps are included in other assets in the accompanying consolidated balance sheet, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                               Current
    Site                  Interest Rate            Maturity    Interest          OUTSTANDING BALANCE AT
 Reference                    Index                  Date        Rate       JUNE 30, 2004   DECEMBER 31, 2003
 ---------                -------------            --------    --------     -------------   -----------------
Catawba          30 day LIBOR plus 2.50%            6-01-06     3.625%      $     234,599     $    239,537
Mentor           3 yr US Treasury plus 2.75%        6-04-09      5.50%          1,654,958        1,701,117
Painesville      30 day LIBOR plus 2.50%
                 Converts to 5 yr US Treasury
                 Plus 2.25% on April, 2005          3-30-09      3.83%          1,724,381        1,791,699
Painesville      Prime                             10-30-05      4.00%          1,300,000        1,300,000
Springfield      Fixed                              6-01-05      9.10%          1,456,927        1,479,598
                 Fixed                              6-30-25      7.75%            468,561          473,682
Riverhead        30 day LIBOR plus 2.50%            6-01-06     3.625%          1,066,482        1,116,358
Westlake         3 yr adj Prime plus 0.75%          8-01-11      5.00%          2,341,745        2,388,246
Dayton           30 day LIBOR plus 2.50%            6-01-06     3.625%            669,193          690,242
Southold         30 day LIBOR plus 2.25%            4-01-06      3.36%          3,121,878        3,169,731
Avon             Prime plus 0.75%                   2-01-07      4.75%          1,635,884        1,665,476
Cleveland/
Leuer Ave.       5 yr US Treasury plus 2.75%        3-25-13      5.50%          3,394,005        3,433,967
Gahanna          Prime                              3-01-09      4.00%            775,208                -
(a) Various      30 day LIBOR plus 2.50%            6-01-06     3.625%          8,341,725        8,310,037
                                                                            -------------     ------------
                                                                               28,185,546       27,759,690
                    Less current maturities                                     2,460,251          983,347
                   Less related party notes-
                     current and long-term                                      1,300,000        1,300,000
                     Long-term debt, net of                                 -------------     ------------
                     current maturities and
                  related party notes payable                               $  24,425,295     $ 25,476,343
                                                                            =============     ============

      (a) 10 sites secure this loan including, Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton and Endicott.

All of the above facility loans are secured by real property and personally guaranteed by a stockholder of Liberty.

Future maturities of debt, inclusive of related party notes payable discussed further in Note 4, for each of the succeeding annual periods ending June 30 and thereafter are as follows:

2005                                     $   2,460,251
2006                                        14,745,003
2007                                         2,010,327
2008                                           508,352
2009                                         3,298,512
Thereafter                                   5,163,101
                                         -------------
                                         $  28,185,546
                                         =============

Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note during 2002. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,565,688 at June 30, 2004) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At June 30, 2004, the fixed rate exceeded the 30-day LIBOR by 4.33%.

In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with various sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,431,171 at June 30, 2004). The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.84%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

During the three months ended June 30, 2004 and 2003, respectively, Liberty paid $355,797 and $355,325 in interest on its debt instruments and Liberty paid $792,101 and $846,275 for the six months ended June 30, 2004 and 2003, respectively.

4. NOTES PAYABLE TO RELATED PARTY:

Liberty has an unsecured note payable to Richard M. Osborne, its Chairman and Chief Executive Officer in the amount of $1,300,000 at June 30, 2004 and 2003. The note bears interest at 4.00% and requires monthly interest payments of $4,333 with the principal due in full on October 30, 2005.

5. EARNINGS/LOSS PER SHARE:

Basic loss per share of common stock for the three and six months ended June 30, 2004 and 2003 is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for both periods. Liberty had no dilutive securities outstanding for the three and six months ended June 30, 2004 and 2003.

At June 30, 2004 and June 30, 2003, respectively, options to purchase 135,000 and 170,000 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

During the six months ended June 30, 2004 and 2003, Liberty paid no cash distributions to its shareholders.

6. INCOME TAXES

Liberty elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Internal Revenue Code of 1986, as amended (the "Code"). The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company's taxable income. In addition, Liberty has net operating loss carry-forwards for future years of approximately $5,440,831. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of Liberty. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of June 30, 2004 and December 31, 2003, Liberty owed Liberty Self-Stor II, Ltd. $193,168 and $264,992, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.

Accounts payable to related parties includes $150,000 owed to other Osborne companies.

Interest expenses on related party notes payable for the three months ended June 30, 2004 and 2003 were $13,289 and $15,496, respectively. Interest expenses on related party notes payable for the six months ended June 30, 2004 and 2003 were $26,433 and $32,319, respectively.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. The lease has a five-year term which expires in December 2004, with a five-year renewal option at $5,000 per month. For the six months ended June 30, 2004 and 2003, $24,000 of this related party expense is included in general and administrative expenses.

OsAir, Inc., a company owned by Mr. Osborne as described in the previous paragraph, employs a maintenance person from Liberty. The payroll and related benefits for a maintenance person are shown in the accounts receivable from related parties. As of June 30, 2004 and December 31, 2003, OsAir owed Liberty $24,439 and $32,729, respectively, associated with these transactions.

At June 30, 2004, Liberty is due $11,747 from various entities affiliated with Mr. Osborne for administrative and accounting services rendered by Liberty on behalf of those other entities. This amount is included in accounts receivable from related parties in the accompanying balance sheet.

Additionally, Liberty has $15,724 net included in accounts receivable to related parties. The balances originated in 2000 and 2001 as amounts owed to various companies of Mr. Osborne. He has not requested payment of these amounts at this time.

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

      Fair Value of Financial Instruments and Derivatives: Financial instruments such as cash accounts receiveable, notes payable, and interest rate swaps are carried at fair value as determined by using available market information and appropriate valuation methodologies. Liberty periodically reviews and adjusts the carrying values of its financial instruments to ensure the instruments approximate fair value. Derivatives are recognized on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of these derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

      Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows from operations as well as ultimate disposition of the asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Fair values would be determined based upon market prices for similar properties, or discounted future cash flow analysis. Liberty has reviewed the carrying values of its self-storage facilities for impairment, and has determined that the projected undiscounted cash flows over the remaining useful lives of the assets exceed the respective carrying values of the assets at June 30, 2004.

Liquidity and Capital Resources

      Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. Liberty incurred a net loss equal to $40,265 for the six months ended June 30, 2004 compared to a net loss of $44,539 for the six months ended June 30, 2003. Cash and cash equivalents were $374,709 at June 30, 2004, as compared to $534,346 at December 31, 2003. Cash and cash equivalents decreased largely due to the purchase of the Ravenna land for approximately $100,000 and first half payments for real estate property taxes of approximately $376,537, offset mainly by net revenues from the storage facilities. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

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

      Liberty's current maturities of long-term debt increased $1,476,904, or 150.2%, to $2,460,251 at June 30, 2004, from $983,347 at December 31, 2003. The increase is largely the result of a Springfield facility loan maturing on June 1, 2005.

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

Material Changes in Results of Operations

Revenues

      Revenues from real estate operations increased $85,536 or 6.4%, to $1,421,555 for the three months ended June 30, 2004, from $1,336,019 for the three months ended June 30, 2003. Revenues from real estate operations increased $121,268 or 4.5%, to $2,798,279 for the six months ended June 30, 2004, from $2,677,011 for six months ended June 30, 2003. Revenues increased largely due to the addition of the Gahanna facility and higher occupancy rates. The Gahanna facility revenues for the six months ended June 30, 2004 were $62,964.

      Interest and other revenues increased for the three months ended June 30, 2004 by $116 compared to the three months ended June 30, 2003. Interest and other revenues increased for the six months ended June 30, 2004 by $5,659 compared to the six months ended June 30, 2003. The increase for the six months ended June 30, 2004 was due to the gain on the sale of an investment.

Expenses

      Interest expense increased $2,705, or 0.8%, to $355,797 for the three months ended June 30, 2004 compared to $353,092 for the three months ended June 30, 2003. Interest expense decreased $22,309, or 3.0%, to $708,321 for the six months ended June 30, 2004 compared to $730,630 for the six months ended June 30, 2003. Although the decrease in interest expense was attributable to lower variable rates on existing mortgages and refinancing and amending existing mortgages at more favorable interest rates, the expense was slightly increased by the debt service for the Gahanna property of $13,770 for the six months ended June 30, 2004.

      Property taxes and insurance expenses increased $22,922 or 13.1%, to $197,773 for the three months ended June 30, 2004 compared to $174,851 for the three months ended June 30, 2003. Property taxes and insurance expenses increased $25,850 or 7.5%, to $370,636 for the six months ended June 30, 2004 compared to $344,786 for the six months ended June 30, 2003. Property taxes increased partially due to the purchase of additional land at the Ravenna facility and the Gahanna storage facility. The Gahanna facility's current annual taxes total $12,001. Additionally, revised property valuations for several facilities increased the tax expense for six months by approximately $15,500.

      Property operating expenses increased $15,019 or 4.9%, to $322,538 for the three months ended June 30, 2004, compared to $307,519 for the three months ended June 30, 2003. Property operating expenses increased $22,453 or 3.6%, to $653,871 for the six months ended June 30, 2004, compared to $631,418 for the six months ended June 30, 2003. The increase in property operating expenses was largely attributable to an increase in repairs and maintenance of $11,000 for normal maintenance at all facilities, $4,000 in additional telephone expense for all of the facilities and $4,700 in expenses relating to the Gahanna facility.

      Legal and professional fees increased $8,898 or 20.9% to $51,390 for the three months ended June 30, 2004 compared to $42,492 for the three months ended June 30, 2003. Legal and professional fees increased $17,900 or 27.8% to $82,187 for the six months ended June 30, 2004 compared to $64,287 for the six months ended June 30, 2003. The increase is largely due to establishing a monthly accrual for audit expenses of $4,208 per month and a payment of $10,300 for income tax preparation fees. The tax preparation services were rendered to the Company in the second quarter of 2004 compared to the previous year, in which similar services were rendered in the third quarter of 2003.

      General and administrative expenses increased $25,696, or 14.3%, to $205,773 for the three months ended June 30, 2004, from $180,077 for the three months ended June 30, 2003. General and administrative expenses increased $50,285, or 13.3%, to $429,172 for the six months ended June 30, 2004, from $378,887 for the six months ended June 30, 2003. The increase is largely due to $27,792 of additional temporary agency staff being used at facilities with turnovers and $14,780 additional medical insurance costs.

Net Loss

      As a result of the factors noted above, Liberty's net loss increased $1,375, or 7.6%, to $19,460 for the three months ended June 30, 2004, from a net loss of $18,085 for the three months ended June 30, 2003. Net loss decreased $4,274, or 9.6%, to $40,265 for the six months ended June 30, 2004, from a net loss of $44,539 for the six months ended June 30, 2003.

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

The following table sets forth the calculation of FFO:

                                            For The Three Months Ended    For The Six Months Ended
                                                     June 30,                     June 30,
                                               2004           2003           2004           2003
                                               ----           ----           ----           ----
Net loss                                    $  (19,460)    $  (18,085)    $  (40,265)    $  (44,539)
Adjustments:
Depreciation of real estate and
amortization of deferred loan fees             353,347        338,354        694,137        675,636
Minority Interest                              (45,406)       (42,200)       (93,951)      (103,924)
                                            ----------     ----------     ----------     ----------
FFO                                         $  288,481     $  278,069     $  559,921     $  527,173
                                            ==========     ==========     ==========     ==========

Interest Rate Risk

      Interest rate risk is the risk that interest rates will increase, which will cause Liberty's interest expense on its variable rate loans to increase.

      The variable portion of Liberty's debt is approximately $26.3 million. If Liberty's interest rates on the variable rate loans were to increase by 1% per year, Liberty's interest expense would increase approximately

$263,000 on an annual basis. Liberty's debt includes both fixed and variable interest rates; therefore, if interest rates increase, Liberty's results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

      Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,565,688 at June 30, 2004) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At June 30, 2004, the fixed rate exceeded the 30-day LIBOR by 4.33%.

      In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with (a) 10 sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,431,171 at June 30, 2004). The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.84%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

      The fair market value of the swaps at June 30, 2004 and December 31, 2003, of $173,048 and $10,107, respectively is included in other assets, respectively, in the accompanying consolidated balance sheet, while the change in the aggregate fair value of the swaps, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of June 30, 2004, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange

Act Rule 13a-14. Based upon that evaluation, Liberty's Chief Executive Officer and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty required to be included in Liberty's periodic SEC filings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2004, Liberty held its Annual Meeting of Stockholders. The following items were voted upon:

      (a) Each of the following directors were elected to serve as directors until the 2005 Annual Meeting of Stockholders or until successors are duly elected and qualified pursuant to the vote of Liberty's stockholders:

            Steven A. Calabrese        For: 1,682,506
            Richard T. Flenner Jr.     For: 1,683,756
            Mark D. Grossi             For: 1,676,506
            Marc C. Krantz             For: 1,682,506
            Richard M. Osborne         For: 1,677,756
            Thomas J. Smith            For  1,677,756

      (b) Ratification of the selection of Grant Thornton LLP to serve as Liberty's independent public auditors for the fiscal year ending December 31, 2004:

                        For: 1,687,378     Against: 4,364     Abstain: 7,652

Broker non-votes were zero.
Total shares voted equaled 1,699,394.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

* Filed herewith

(b) REPORTS ON FORM 8-K

      On April 9, 2004, Liberty filed a Form 8-K containing the financial results for the year ended 2003.

      On May 20, 2004, Liberty filed a Form 8-K containing the financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Liberty Self-Stor, Inc.

Date: August 2, 2004                By: /s/ Richard M. Osborne
                                        ----------------------
                                            Richard M. Osborne
                                    Chairman of the Board and Chief Executive
                                    Officer

Date: August 2, 2004                By: /s/ C. Jean Mihitsch
                                        --------------------
                                            C. Jean Mihitsch
                                    Chief Financial Officer