Form 10QSB
period 2004-09-30
LIBERTY SELF STOR INC
filed 2004-11-15
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Issuer had 3,082,668 shares of common stock outstanding on November 5, 2004.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                     LIBERTY SELF-STOR, INC. and Subsidiary
                         Quarterly Report on Form 10-QSB

                                                                                          Page
                                                                                          ----
PART I   Financial Information
         Item 1.   Consolidated Financial Statements (Unaudited)                            3
                   Consolidated Statements of Operation and Comprehensive
                            Loss (Unaudited)                                                4
                   Consolidated Statements of Cash Flows (Unaudited)                        5
                   Notes to Consolidated Financial Statements                               6
         Item 2.   Management's Discussion and Analysis or Plan of Operation               14
         Item 3.   Controls and Procedures                                                 21
PART II  Other Information
         Item 1.   Legal Proceedings                                                       21
         Item 4.   Submission of Matters to a Vote of Security Holders                     21
         Item 6.   Exhibits                                                                21
Signatures                                                                                 22
Certifications                                                                             23

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                     ASSETS

                                                                        September 30, 2004      December 31, 2003
                                                                        ------------------      -----------------
                                                                           (unaudited)
                                                                           -----------
Current Assets:
         Cash                                                              $    251,223           $    528,553
         Accounts Receivable                                                      6,418                 35,535
         Accounts Receivable from related parties                                87,615                 82,748
         Assets Related to Discontinued Operations,net                       27,213,743             27,797,479
         Other current assets                                                     7,721                 22,858
                                                                           ------------           ------------
Total Current Assets                                                         27,566,720             28,467,173

Property and Equipment:
         Land                                                                   481,164                307,780
         Buildings and Improvement                                            3,935,928              3,089,405
         Furniture and Equipment                                                177,025                133,328
                                                                           ------------           ------------
                                                                              4,594,117              3,530,513
         Less - Accumulated Depreciation                                        632,269                493,176
                                                                           ------------           ------------
                                                                              3,961,848              3,037,337
Other Assets                                                                     38,377                 30,468
                                                                           ------------           ------------
         TOTAL ASSETS                                                      $ 31,566,945           $ 31,534,978
                                                                           ============           ============
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

         Current maturities of long-term debt                              $    168,385           $    135,446
         Accounts Payable                                                       209,844                131,389
         Accounts Payable to related parties                                    420,622                377,881
         Liabilities Related to Discontinued Operations,net                  24,729,267             25,444,103
         Accrued expenses                                                       341,679                398,586
                                                                           ------------           ------------
Total Current Liabilities                                                    25,869,797             26,487,405

Long term debt, net of current maturities:

         Related party                                                        1,300,000              1,300,000
         Third party                                                          2,289,321              1,656,253

Other long-term liabilities                                                      14,040                 17,370

Minority interest liability                                                   1,462,810              1,448,924

Commitments and contingencies                                                         -                      -

Shareholder's equity:
         Serial preferred stock - $.001 par value: 2,000,000
             shares authorized, no shares issued and outstanding                      -                      -
         Common Stock - $.001 par value: 50,000,000 shares
             authorized; 3,082,668 shares issued and outstanding,
             stated at                                                            3,083                  3,083
         Paid-in capital                                                     25,799,229             25,799,229
         Retained earnings - prior year                                     (25,180,319)           (25,111,937)
         Retained earnings - current year loss                                  (19,570)               (68,382)
         Accumulated other comprehensive income                                  28,554                  3,033
                                                                           ------------           ------------
Total Shareholder's Equity                                                      630,977                625,026
                                                                           ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 31,566,945           $ 31,534,978
                                                                           ============           ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                   For the Three Months ended           For the Nine Months Ended
                                                                         September 30,                        September 30,
                                                                 -------------------------------       ----------------------------
                                                                     2004               2003              2004               2003
                                                                     ----               ----              ----               ----
Revenues
         Revenues from real estate operations                    $     130,073       $    78,229       $   361,581     $    232,523
         Interest and other                                                251             1,678             6,080            1,848
                                                                 -------------       -----------       -----------     ------------
Total revenues                                                         130,324            79,907           367,661          234,371

Operating expenses
         Interest expense                                               40,113            30,289           112,673          100,613
         Property taxes and insurance                                   37,752            29,567            99,154           84,846
         Property operating expense                                     50,200            44,581           149,579          105,171
         Legal and professional fees                                    61,695            30,592           148,958           85,330
         General and administrative, including amounts paid
         to a related party of $12,000 each quarter                    142,878           164,054           460,152          457,049
         Depreciation and amortization                                  50,068            42,021           143,903          119,787
                                                                 -------------       -----------       -----------     ------------
Total expenses                                                         382,706           341,104         1,114,419          952,796
                                                                 =============       ===========       ===========     ============
Loss from continuing operations before minority interest              (252,382)         (261,197)         (746,758)        (718,425)
Minority interest                                                      176,667           182,838           522,731          502,898
                                                                 -------------       -----------       -----------     ------------
Loss from continuing operations                                        (75,715)          (78,359)         (224,027)        (215,527)
Income from discontinued operations net of minority
interest of ($224,955) and ($477,068) for the three and
nine months ended September 30, 2004; ($151,736) and
($367,872) for three and nine months ended September 30,
2003                                                                    96,410            65,030           204,457          157,659
                                                                 -------------       -----------       -----------     ------------
Net Income (Loss)                                                $      20,695       $   (13,329)      $   (19,570)    $    (57,868)
                                                                 =============       ===========       ===========     ============
Other comprehensive income (loss)
Changes in fair values of cash flow hedges, net of
minority interest of $(54,510) and $59,549 for the
three and nine months ended September 30,
2004;$46,433 and $44,218 for the three and nine
months ended September 30, 2003
    three and nine months ended September 30, 2003                     (23,361)           19,899            25,521           18,950
                                                                 -------------       -----------       -----------     ------------
Comprehensive Income (Loss):                                     $      (2,666)      $     6,570       $     5,951     $    (38,918)
                                                                 =============       ===========       ===========     ============
Weighted Average Number of Common Shares Outstanding:                3,082,668         3,082,668         3,082,668        3,082,668

Net Loss per common share - basic and diluted:                   $        0.01       $     (0.00)      $     (0.01)    $      (0.02)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     For the Nine Months ended Sept. 30,
                                                                     -----------------------------------
                                                                         2004                 2003
                                                                         ----                 ----
Cash flows from operating activities:
Net loss                                                              $   (19,570)          $ (57,868)
Adjustments to reconcile net loss to net cash from operating activities
         Depreciation and amortization                                    143,903             119,787
         Gain on sale of security                                          (5,002)                  -
         Minority interest                                                (45,663)           (135,026)
Changes in operating assets and liabilities:
         Accounts receivable                                               24,250             (16,682)
         Other current assets                                               7,537              (2,496)
         Other assets                                                     (12,719)            (13,019)
         Accounts payable                                                 121,196             195,957
         Accrued expenses                                                 (56,907)            (11,624)
         Other liabilities                                                 (3,330)                  -
                                                                      -----------           ---------
         Net cash provided by operating activities                        153,695              79,029
Cash flows from investing activities:
         Purchases of property equipment, net                          (1,063,604)                237
         Proceeds from sale of security                                    12,602                   -
                                                                      -----------           ---------
         Net cash provided by(used in) investing activities            (1,051,002)                237
Cash flows from financing activities:
         Principal payments on notes payable                             (371,493)            (89,817)
         Borrowings from related party                                    250,000                   -
         Borrowings from third party                                      787,500                   -
                                                                      -----------           ---------
         Net cash provided by (used in) financing
         activities                                                       666,007             (89,817)
                                                                      -----------           ---------
Net change in Discontinued Operations                                     (46,030)            (22,297)
Net (decrease) increase in cash                                          (277,330)            (32,848)
Cash,  beginning of period                                                528,553             258,002
                                                                      -----------           ---------
Cash,  end of period                                                  $   251,223           $ 225,154
                                                                      ===========           =========

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

All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At September 30, 2004, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,462,810 at September 30, 2004, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At September 30, 2004, Liberty owned and operated 20 self-storage facilities. However, Liberty has entered into an agreement to sell all but two of its facilities. See Note 2.

2. MATERIAL DEFINITIVE AGREEMENT

On September 7, 2004, the Ohio LLC, entered into a contract with Acquiport/Amsdell I Limited Partnership ("Acquiport"), whereby the Company agreed to sell all of its self-storage facilities to Acquiport except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $34.0 million. The estimated pretax gain would be approximately $1.6 million, net of minority interest. After the satisfaction of outstanding debts, other liabilities, the payment of estimated transaction costs and minority interest payment, management of Liberty estimates that the consideration allocated to Liberty for the sale of the properties would be approximately $2.0 million. Liberty Self-Stor II, Ltd., a company owned by our chairman and CEO, Richard M. Osborne, is a party to the agreement and is selling all of its assets to Acquiport as well. Mr. Osborne and Thomas J. Smith, our president and COO, executed non-compete provisions in connection with the agreement.

The sale is contingent upon final approval by our stockholders, a satisfactory due diligence review by Acquiport, and other customary terms and conditions. We cannot guaranty that the sale will be completed on the proposed terms or at all. Our description of the contract among Acquiport and the Company is qualified in its entirety by reference to the contract, a copy of which was filed as Exhibit
10.1 to Liberty's current report on Form 8-K dated September 7, 2004.

At this time, our board has not determined our future business plans once the sale of eighteen of our self-storage facilities is completed. Going forward, we intend to investigate and evaluate available business opportunities. Following completion of the sale, we may pursue a business combination with a private business that wishes to take advantage of our public company status. Any combination transaction is likely to have a dilutive effect on the interests of our stockholders, reducing each stockholder's proportionate ownership and voting power. Although we have no current plans to liquidate, in the event of a liquidation we would incur additional costs related to the disposal of our Painesville and Gahanna facilities which would reduce the cash available to distribute to our stockholders.

3. DISCONTINUED OPERATIONS

During the third quarter of 2004, Liberty reached an agreement to sell all of its self-storage facilities to Acquiport except its Painesville, Ohio and Gahanna, Ohio facilities. See Note 2 for additional details. Liberty's results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities to be sold as discontinued operations for all periods presented.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. Certain amounts in prior consolidated financial statements have been reclassified to conform to the September 30, 2004 presentation.

Accounts Receivable

Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Amounts outstanding longer than the contractual payment terms are considered to be past due. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Total bad debt expenses for the three months ended September 30, 2004 were $26,353 compared to $24,111 for the three months ended September 30, 2003, while for the three months ended September 30, 2004 recoveries were $21,523 compared to $22,560 for the three months ended September 30, 2003. Additionally bad debt expenses were $92,228 compared to $87,255 for the nine months ended September 30, 2004 and 2003, respectively. Recoveries were $73,435 and $73,246 for the nine months ended September 30, 2004 and 2003, respectively. Based upon management's specific review of past due accounts at year-end and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required at September 30, 2004.

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

Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was $179,002 and $196,601 for the nine months ended September 30, 2004 and 2003, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue under non-cancelable leases for each of the five succeeding annual periods ending September 30 and thereafter are as follows:

                       Totals
                       ------
2004                $  239,925
2005                   225,087
2006                   222,076
2007                   178,176
2008                   164,676
Thereafter             173,673
                    ----------
                    $1,203,613
                    ==========

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

Advertising and Promotion Costs

Liberty expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion totaled $102,617 for the nine months ended September 30, 2004 compared to $114,901 for the nine months ended September 30, 2003.

Employee Benefits

The 1999 Stock Option Plan ("the Plan"), which was approved by stockholders, permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "options") and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of September 30, 2004 and 2003, 135,000 and 170,000 options were outstanding. No additional options were granted or exercised in the nine month periods ended September 30, 2004 and 2003.

Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options granted. The pro forma effect on compensation expense for the nine months ended September 30, 2004 and 2003 related to the stock options granted is not presented, since the options are fully vested.

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

Fair Value of Financial Instruments

The Fair value of the Company's financial instruments are determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, accounts payable, notes payable, and interest rate swaps. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at September 30, 2004 was $28,222,194 as compared to a carrying value of $27,933,485. At December 31, 2003, the fair value of long-term debt was $28,065,398 as compared to a carrying value of $27,759,690. The interest rate swaps are carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. The fair market values of the swaps at September 30, 2004 and December 31, 2003 were $95,177 and $10,107, respectively. The swaps are included in Assets Related to Discontinued Operations, net in the accompanying consolidated balance sheet, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

Reclassification

As a result of the proposed sale of all but two of Liberty's self-storage facilities, certain amounts in the September 30, 2003 financial statements have been reclassified to conform to the September 30, 2004 presentation. These reclassifications had no effect on net loss or shareholder's equity as previously reported.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                           Current
     Site               Interest Rate           Maturity   Interest                              OUTSTANDING BALANCE A
   Reference                Index                 Date       Rate                September 30, 2004           December 31, 2003
   ---------            -------------           --------   --------              ------------------           -----------------
Gahanna          Prime                          3-01-09      4.50%                $    766,304                    $         -
Painesville      30 day LIBOR plus 2.50%
                 Converts to 5 yr US Treasury
                 Plus 2.25% on April, 2005      3-30-09      4.14%                   1,691,402                      1,791,699

Painesville      Prime                         10-30-05      4.50%                   1,300,000                      1,300,000
                                                                                  ------------                    -----------
                                         Continuing Operations Total                 3,757,706                      3,091,699

Catawba          30 day LIBOR plus 2.50%        6-01-06      4.17%                     232,482                        239,537
Mentor           3 yr US Treasury plus 2.75%    6-04-09      5.50%                   1,637,057                      1,701,117
Springfield      Fixed                          6-01-05      9.10%                   1,446,424                      1,479,598
                 Fixed                          6-30-25      7.75%                     466,295                        473,682
Riverhead        30 day LIBOR plus 2.50%        6-01-06      4.17%                   1,045,628                      1,116,358
Westlake         3 yr adj Prime plus 0.75%      8-01-11      5.00%                   2,320,166                      2,388,246
Dayton           30 day LIBOR plus 2.50%        6-01-06      4.17%                     660,172                        690,242
Southold         30 day LIBOR plus 2.25%        4-01-06      3.90%                   3,100,485                      3,169,731
Avon             Prime plus 0.75%               2-01-07      5.25%                   1,624,965                      1,665,476
Cleveland/       5 yr US Treasury plus 2.75%
Leuer Ave.                                      3-25-13      5.50%                   3,373,860                      3,433,967
(a) Various      30 day LIBOR plus 2.50%        6-01-06      4.17%                   8,268,245                      8,310,037
                                                                                  ------------                    -----------
                                       Discontinued Operations Total                24,175,779                     24,667,991

                                  Less Continuing current maturities                   168,385                        135,446
                                Less Discontinued current maturities                 2,258,533                        847,901
                                            Less related party notes                 1,300,000                      1,300,000
                                                                                  ------------                    -----------

                     Current and Long-Term debt, net of current
                     maturities and related party notes payable                  $ 24,206,567                    $25,476,343
                                                                                 ============                    ===========


(a) 10 sites secure this loan including, Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton and Endicott.

All of the above facility loans are secured by real property and personally guaranteed by a stockholder of Liberty.

Future maturities of debt, inclusive of related party notes payable discussed further in Note 4, for each of the succeeding annual periods ending September 30 and thereafter are as follows:

2005                           $   2,426,918
2006                              14,602,190
2007                               2,016,835
2008                                 502,822
2009                               3,279,153
Thereafter                         5,105,567
                               -------------
                               $  27,933,485
                               =============

Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note during 2002. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,555,057 at September 30, 2004) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At September 30, 2004, the fixed rate exceeded the 30-day LIBOR by 3.79%.

In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with various sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,335,052 at September 30, 2004). The swap expires concurrently with the mortgage notes on September 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.30%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

During the three months ended September 30, 2004 and 2003, respectively, Liberty paid $366,606 and $370,786 in interest on its debt instruments and Liberty paid $1,158,707 and $1,217,061 for the nine months ended September 30, 2004 and 2003, respectively.

6. NOTES PAYABLE TO RELATED PARTY

Liberty has an unsecured note payable to Richard M. Osborne, its Chairman and Chief Executive Officer in the amount of $1,300,000 at September 30, 2004 and 2003. The note bears interest at 4.50% and requires monthly interest payments of $4,875 with the principal due in full on October 30, 2005.

7. EARNINGS/LOSS PER SHARE

Basic loss per share of common stock for the three and nine months ended September 30, 2004 and 2003 is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for both periods. Liberty had no dilutive securities outstanding for the three and nine months ended September 30, 2004 and 2003.

At September 30, 2004 and September 30, 2003, respectively, options to purchase 135,000 and 170,000 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

During the nine months ended September 30, 2004 and 2003, Liberty paid no cash distributions to its shareholders.

8. INCOME TAXES

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

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of September 30, 2004 and December 31, 2003, Liberty owed Liberty Self-Stor II, Ltd. $218,009 and $264,992, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.

Accounts payable to related parties includes $100,000 owed to other Osborne companies.

Interest expenses on related party notes payable for the three months ended September 30, 2004 and 2003 were $14,580 and $13,262, respectively. Interest expenses on related party notes payable for the nine months ended September 30, 2004 and 2003 were $41,014 and $45,581, respectively.

On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term is $4,000 per month. The lease has a five-year term which expires in December 2004, with a five-year renewal option at $5,000 per month. For the nine months ended September 30, 2004 and 2003, $36,000 of this related party expense is included in general and administrative expenses.

OsAir, Inc., a company owned by Mr. Osborne as described in the previous paragraph, employs a maintenance person from Liberty. The payroll and related benefits for a maintenance person are shown in the accounts receivable from related parties. As of September 30, 2004 and December 31, 2003, OsAir owed Liberty $35,648 and $32,729, respectively, associated with these transactions.

At September 30, 2004, Liberty is due $41,057 from various entities affiliated with Mr. Osborne for administrative and accounting services rendered by Liberty on behalf of those other entities. This amount is included in accounts receivable from related parties in the accompanying balance sheet.

Additionally, Liberty has $15,724 net included in accounts receivable to related parties. The balances originated in 2000 and 2001 as amounts owed by various companies of Mr. Osborne to Liberty.

Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to Liberty.

10.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (UNAUDITED)

Introduction and Discussion of Known Trends, Events and Uncertainties

      On December 29, 1999, Liberty Self-Stor, Inc., a Maryland corporation, succeeded to the business of Meridian Point Realty Trust '83.

      On September 7, 2004, the Ohio LLC, entered into a contract with Acquiport/Amsdell I Limited Partnership ("Acquiport"), whereby the Company agreed to sell all of its self-storage facilities to Acquiport except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $34.0 million. The estimated pretax gain would be approximately $1.6 million, net of minority interest. After the satisfaction of outstanding debts, other liabilities, the payment of estimated transaction costs and minority interest payment, management of Liberty estimates that the consideration allocated to Liberty for the sale of the properties would be approximately $2.0 million. Liberty Self-Stor II, Ltd., a company owned by our chairman and CEO, Richard M. Osborne, is a party to the agreement and is selling all of its assets to Acquiport as well. Mr. Osborne and Thomas J. Smith, our president and COO, executed non-compete provisions in connection with the agreement.

      The sale is contingent upon final approval by our stockholders, a satisfactory due diligence review by Acquiport, and other customary terms and conditions. We cannot guaranty that the sale will be completed on the proposed terms or at all. Our description of the contract among Acquiport and the Company is qualified in its entirety by reference to the contract, a copy of which was filed as Exhibit 10.1 to Liberty's current report on Form 8-K dated September 7, 2004.

      At this time, our board has not determined our future business plans once the sale of eighteen of our self-storage facilities is completed. Going forward, we intend to investigate and evaluate available business opportunities. Following completion of the sale, we may pursue a business combination with a private business that wishes to take advantage of our public company status. Any combination transaction is likely to have a dilutive effect on the interests of our stockholders, reducing each stockholder's proportionate ownership and voting power. Although we have no current plans to liquidate, in the event of a liquidation we would incur additional costs related to the disposal of our Painesville and Gahanna facilities which would reduce the cash available to distribute to our stockholders.

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

      Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows from operations as well as ultimate disposition of the asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Fair values would be determined based upon market prices for similar properties, or discounted future cash flow analysis. Liberty has reviewed the carrying values of its self-storage facilities for impairment, and has determined that the projected undiscounted cash flows over the remaining useful lives of the assets exceed the respective carrying values of the assets at September 30, 2004.

      Reclassification: As a result of the proposed sale of all but two of Liberty's self-storage facilities, certain amounts in the September 30, 2003 financial statements have been reclassified to conform to the September 30, 2004 presentation. These reclassifications had no effect on net loss or shareholder's equity as previously reported.

Liquidity and Capital Resources

      Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. Liberty incurred a net loss equal to $19,570 for the nine months ended September 30, 2004 compared to a net loss of $57,868 for the nine months ended September 30, 2003. Cash and cash equivalents were $251,223 at September 30, 2004, as compared to $528,553 at December 31, 2003. Cash and cash equivalents decreased largely due to payments for real estate property taxes of approximately $646,656, offset mainly by net revenues from the storage facilities. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

      Liberty uses cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt. Sources of liquidity over the next 12-month period include available cash and cash generated from rental charges at its self-storage facilities. As an additional source of liquidity, Liberty may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments. With the proposed sale of 18 of the self-storage facilities, Liberty is not anticipating refinancing any of its debt. The proposed sale, if consummated, would provide liquidity to Liberty. Currently, Liberty's management estimates that the consideration allocated to Liberty for the sale of the properties would be approximately $2.0 million. However, Liberty cannot guarantee that the sale will be completed on the proposed terms or at all.

      Liberty's current maturities of long-term debt increased $1,443,571, or 146.8%, to $2,426,918 at September 30, 2004, from $983,347 at December 31, 2003.
The increase is largely the result of reclassifying as a current maturity a Springfield facility loan maturing on September 1, 2005.

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

      If Liberty determines to refinance or retire any of its maturing debt, there can be no assurance that Liberty will be able to do so. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage, incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing stockholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms. Notwithstanding the proposed sale of 18 of our properties, long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because most of Liberty's debt is variable, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of Liberty's debt. Mr. Osborne is under no legal obligation, requirement or agreement to guarantee any of refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, our business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations.

Material Changes in Results of Operations

During the third quarter of 2004, Liberty reached an agreement to sell all of its self-storage facilities to Acquiport except its Painesville, Ohio and Gahanna, Ohio facilities. Liberty's results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities to be sold as discontinued operations for all periods presented. See
Note 2 of the Notes to Consolidated Financial Statements for additional details. The discussion for the material changes in results of continuing operations includes only those properties remaining after the proposed sale of the discontinued operations.

Revenues from Continuing Operations

      Total revenues from real estate operations and interest income increased $50,417 or 63.1%, to $130,324, for the three months ended September 30, 2004, from $79,907 for the three months ended September 30, 2003. Revenues from real estate operations increased $133,290 or 56.9%, to $367,661 for the nine months ended September 30, 2004, from $234,371 for nine months ended September 30, 2003. Revenues increased largely due to the addition of the Gahanna facility. The Gahanna facility revenues for the nine months ended September 30, 2004 were $113,265.

Expenses from Continuing Operations

      Interest expense increased $9,824, or 32.4%, to $40,113 for the three months ended September 30, 2004 compared to $30,289 for the three months ended September 30, 2003. Interest expense increased $12,060, or 12.0%, to $112,673 for the nine months ended September 30, 2004 compared to $100,613 for the nine months ended September 30, 2003. The expense was largely increased by the debt service for the Gahanna property purchase.

      Property taxes and insurance expenses increased $8,185 or 27.7%, to $37,752 for the three months ended September 30, 2004 compared to $29,567 for the three months ended September 30, 2003. Property taxes and insurance expenses increased $14,308 or 16.9%, to $99,154 for the nine months ended September 30, 2004 compared to $84,846 for the nine months ended September 30, 2003. Property taxes increased largely due to the purchase of the Gahanna storage facility. The Gahanna facility's real estate tax expense for the nine months ended September 30, 2004 totaled $16,000.

      Property operating expenses increased $5,619 or 12.6%, to $50,200 for the three months ended September 30, 2004, compared to $44,581 for the three months ended September 30, 2003. Property operating expenses increased $44,408 or 42.2%, to $149,579 for the nine months ended September 30, 2004, compared to $105,171 for the nine months ended September 30, 2003. The increase in property operating expenses was largely attributable to the purchase of the Gahanna facility in 2004.

      Legal and professional fees increased $31,103 or 101.7% to $61,695 for the three months ended September 30, 2004 compared to $30,592 for the three months ended September 30, 2003. Legal and professional fees increased $63,628 or 74.6% to $148,958 for the nine months ended September 30, 2004 compared to $85,330 for the nine months ended September 30, 2003. The increase is largely due to additional fees incurred relating to the proposed sale of the existing eighteen properties.

      General and administrative expenses decreased $21,176, or 12.9%, to $142,878 for the three months ended September 30, 2004, from $164,054 for the three months ended September 30, 2003. General and administrative expenses increased $3,103, or 0.7%, to $460,152 for the nine months ended September 30, 2004, from $457,049 for the nine months ended September 30, 2003. The decrease for the quarter was largely due to allocating salary expense to related entities for functions performed by Liberty personnel during 2004.

Loss from Continuing Operations

      As a result of the factors noted above, Liberty's loss from continuing operations decreased $2,644, or 3.4%, to $75,715 for the three months ended September 30, 2004 from a loss of $78,359 for the third quarter of 2003. The loss from continuing operations increased $8,500, or 3.9% to $224,027 for the nine months ended September 30, 2004 from a loss of $215,527 for the first three quarters of 2003.

Income from Discontinued Operations

      Liberty's income from discontinued operations net of minority interest increased $31,380, or 48.3%, to $96,410 for the three months ended September 30, 2004 from $65,030 for the third quarter of 2003. Income from discontinued operations increased $46,798, or 29.7%, to $204,457 for the nine months ended September 30, 2004 from $157,659 for the first three quarters of 2003.

Net Income (Loss)

      As a result of the factors noted above, Liberty had net income of $20,695 for the three months ended September 30, 2004, a $34,024 increase from a loss of $13,329 for the third quarter of 2003. Net loss decreased $38,298, or 66.2%, to $19,570 for the nine months ended September 30, 2004 from a net loss of $57,868 for the first three quarter of 2003.

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

The following table sets forth the calculation of FFO and does not exclude discontinued operations:

                                     For The Three Months Ended         For The Nine Months Ended
                                             September 30,                    September 30,
                                          2004        2003                2004           2003
                                        --------    ---------           ---------     -----------
Net Income (loss)                       $ 20,695    $ (13,329)          $ (19,570)    $   (57,868)
Adjustments:
Depreciation of real estate and
amortization of deferred loan fees       280,319      338,500             974,456       1,014,136

Minority Interest                         48,288      (31,102)            (45,663)       (135,026)
                                        --------    ---------           ---------     -----------
FFO                                     $349,302    $ 294,069           $ 909,223     $   821,242
                                        ========    =========           =========     ===========

Interest Rate Risk

      Interest rate risk is the risk that interest rates will increase, which will cause Liberty's interest expense on its variable rate loans to increase.

      The variable portion of Liberty's debt is approximately $26.0 million. If Liberty's interest rates on the variable rate loans were to increase by 1% per year, Liberty's interest expense would increase approximately $260,000 on an annual basis. Liberty's debt includes both fixed and variable interest rates; therefore, if interest rates increase, Liberty's results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

      Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,555,057 at September 30, 2004) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At September 30, 2004, the fixed rate exceeded the 30-day LIBOR by 3.79%.

      In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with (a) 10 sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,335,052 at September 30, 2004). The swap expires concurrently with the mortgage notes on September 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the fixed rate exceeds the 30-day LIBOR rate by 0.30%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

      The fair market value of the swaps at September 30, 2004 and December 31, 2003, of $95,177 and $10,107, respectively is included in Assets Related to Discontinued Operations, net, respectively, in the accompanying consolidated balance sheet, while the change in the aggregate fair value of the swaps, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

      Liberty has no other off-balance sheet arrangements.

Forward-Looking Statements

      Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

            - Approval by our stockholders of the proposed sale of 18 of our self-storage facilities;

            - Whether or not the proposed sale will be completed on the proposed terms or at all;

            -     Liberty's continued tax status as a REIT;

            - the interest rate market, which, when interest rates increase, will cause Liberty's expenses on its variable-rate mortgages to increase;

            - Liberty's ability to increase occupancy and rental rates at its self-storage facilities;

            - the failure to successfully integrate acquired and newly-constructed facilities into Liberty, including the land acquisition in Ravenna, Ohio and the acquisition in Gahanna, Ohio;

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

ITEM 3. CONTROLS AND PROCEDURES

      As of September 30, 2004, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's Chief Executive Officer and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty required to be included in Liberty's periodic SEC filings.

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

      None

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

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

                             Liberty Self-Stor, Inc.

Date: November 11, 2004                         By: /s/ Richard M. Osborne
                                                    ----------------------
                                                    Richard M. Osborne
                               Chairman of the Board and Chief Executive Officer

Date: November 11, 2004                         By: /s/ C. Jean Mihitsch
                                                    --------------------
                                                    C. Jean Mihitsch
                                         Chief Financial Officer