Form 10KSB
period 2004-12-31
LIBERTY SELF STOR INC
filed 2005-03-18
CIK 1086411

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X]

Issuer's revenues for its most recent fiscal year were $5,681,234

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,341,024

The Issuer had 3,082,668 shares of common stock outstanding on March 10, 2005.

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE 2005 PROXY STATEMENT OF LIBERTY SELF-STOR, INC. ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM.

                            LIBERTY SELF-STOR, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                           PAGE
                                                                           ----
PART I
Item 1:      Description of Business.....................................    1
Item 2:      Description of Property.....................................    3
Item 3:      Legal Proceedings...........................................    8
Item 4:      Submission of Matters to a Vote of Security Holders.........    8

PART II
Item 5:      Market for Common Equity, Related Stockholder Matters and
             Registrant's Purchase of Equity Securities..................    8
Item 6:      Management's Discussion and Analysis or Plan of Operation...    9
Item 7:      Financial Statements........................................   16
Item 8:      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   16
Item 8A:     Disclosure Controls and Procedures..........................   16
Item 8B:     Other Information...........................................   16

PART III
Item 9:      Directors and Executive Officers of the Registrant..........   16
Item 10:     Executive Compensation......................................   16
Item 11:     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................   16
Item 12:     Certain Relationships and Related Transactions..............   17
Item 13:     Exhibits, List, and Reports on Form 8-K.....................   17
Item 14:     Principal Accountant Fees and Services......................   18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     History. Liberty Self-Stor, Inc., a Maryland corporation, is a self-managed real estate investment trust that manages, acquires, develops, expands and operates self-storage facilities. On December 29, 1999, Liberty succeeded to the business of Meridian Point Realty Trust '83. Meridian was a business trust organized under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as "Sierra Real Estate Equity Trust '83." On October 11, 1991, the company changed its name to "Meridian Point Realty Trust '83."

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

     Operating Partnership. The operating partnership is the entity through which Liberty conducts substantially all of its business and owns substantially all of its assets, either directly or through subsidiaries. Liberty manages the affairs of the operating partnership by directing the affairs of Liberty as general partner of the operating partnership. Liberty's general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle Liberty to vote on all matters requiring a vote of the limited partners. Liberty plans to make all future transactions of self-storage facilities through the operating partnership or other partnerships or entities that may be formed as subsidiaries of Liberty or the operating partnership.

     Business. As of December 31, 2004, Liberty owned and operated 20 self-storage facilities consisting of 910,877 square feet of inside rentable storage, situated in two states, Ohio and New York. The average occupancy at the facilities increased to 75.31% as of December 31, 2004 from 74.10% as of December 31, 2003. The average annual rental rate per occupied square foot decreased $.05 to $7.71 as of December 31, 2004, from $7.76 as of December 31, 2003.

     Liberty seeks to increase cash flow and enhance shareholder value through efficient management and selective acquisitions of new self-storage facilities whenever feasible; as well as selling self-storage facilities. In addition, Liberty manages its facilities by seeking to increase rents, where feasible, and occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving existing facilities and developing new facilities, if economic conditions warrant.

     Liberty's principal executive offices are located at 8500 Station Street, Suite 100, Mentor, Ohio 44060 and its telephone number is 440-974-3770.

     Liberty and Industry Overview. Liberty believes that self-storage facilities offer inexpensive storage space to residential and commercial users. To remain competitive, Liberty believes that its facilities continually need to offer on-site managers and expanded services, such as truck rentals, box sales and other storage type supply options. Liberty achieved slight increases in occupancy and rental rates in 2004 compared to 2003. Liberty achieved these slight increases even though over-building of self-storage facilities in some markets and uncertain economic conditions have caused occupancy rates to decrease throughout the self-storage industry. Liberty expects the demand for self-storage to become strong again once the national economy shows signs of improvement.

     Liberty believes that the ability to increase rental rates was negatively impacted by the imposition of a new sales tax on tenants of self-storage facilities by the State of Ohio in August 2003. Although this sales tax continued to limit Liberty's ability to increase rates in 2004, Liberty believes that they may increase rates later in 2005.

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

     Employees. Liberty currently employs 33 full-time and 10 part-time employees, including 21 on-site managers and 2 regional managers. None of Liberty's employees is covered by a collective bargaining agreement. Liberty considers its employee relations to be excellent.

     Recent Developments. On September 4, 2004, Liberty entered into an asset purchase agreement to sell substantially all of its assets to U-Store-It, L.P. (f.k.a. Acquiport/Amsdell I Limited Partnership) ("U-Store-It"), the operating partnership of U-Store-It Trust. See "Management's Discussion and Analysis or Plan of Operation" for more information.

ITEM 2.  DESCRIPTION OF PROPERTY

THE SELF-STORAGE FACILITIES

     As of December 31, 2004, Liberty owned and operated 20 self-storage facilities containing an aggregate of 910,877 square feet of inside storage space. Additional space is available for parking vehicles outside, as well as, commercial rental space at the Painesville, Ohio and Southold, New York sites. Seventeen of the self-storage facilities are located in Ohio and the other three are located in New York. Liberty owns 100% fee interest in each of the self-storage facilities.

     The following table provides an overview of information regarding the self-storage facilities with continuing facilities marked with ** :

                         DATE      YEAR BUILT/        RENTABLE               INSIDE
LOCATION               ACQUIRED      EXPANDED      SQUARE FOOTAGE   ACRES    UNITS       CONSTRUCTION
--------               --------   --------------   --------------   ------   ------   -------------------
OHIO:
Avon.................  10/31/97   1981-1986/1998*      67,423         6.12     495    Masonry & Steel
Canton...............   4/22/97          1979-87       41,175        11.15     388    Concrete
Catawba..............   6/30/97        1988/1998*      49,500         7.57     300    Steel
Cleveland............   12/3/96        1997/1999*      46,400         3.68     353    Steel
Dayton...............   5/22/97        1989/2000*      47,250         5.00     367    Concrete
East Canton..........   5/30/97             1997       26,700        12.63     176    Steel
East Liverpool.......  10/31/96        1986-1996       30,180        11.49     211    Steel
GAHANNA**............   2/24/04             1988       30,525         2.29     258    Steel
Leuer Avenue.........   5/22/00             2000       58,600         1.80     591    Steel
Louisville...........   5/30/97        1988-1990       54,000         6.83     358    Masonry
Mentor...............   3/20/98        1983/1999*      60,099         6.00     442    Masonry
PAINESVILLE (1)**....  10/01/00        1940/2000*      30,340         3.20     362    Steel
Perry................   1/10/97        1992/1997*      63,900         6.19     398    Steel
Ravenna..............   3/31/97             1988       16,950         1.79     151    Steel
Springfield..........   5/24/00        1986-1999       58,900         4.60     647    Steel
Westlake.............    6/1/00             2001       62,800         4.40     461    Masonry/Steel
Willoughby...........   10/4/96             1997       33,639         2.37     275    Masonry

NEW YORK:
Endicott.............  11/20/96             1989       35,723         4.99     286    Concrete/Steel Roof
Southold (2).........    6/1/97             1989       54,973         6.95     585    Steel
Riverhead............   5/26/99   1985-1986/1999*      41,800         3.05     345    Steel
                                                      -------       ------   -----
TOTAL...........................................      910,877       112.10   7,449
                                                      =======       ======   =====

---------------

*  Year additional units were added by Liberty.

(1) In addition, Painesville has 22,685 square feet of office and retail space, with an occupancy rate of 96.9% and an annual rental rate of $9.80 per square foot at December 31, 2004.

(2) In addition, Southold has 4,800 square feet of office and retail space, with a 100% occupancy rate and an annual rental rate of $5.43 per square foot at December 31, 2004.

     The following tables show the occupancy rates and annual rental rates per square foot for inside storage at each of the 20 self-storage facilities for the year ended December 31, 2004:

DISCONTINUED OPERATION FACILITIES

                                                                       ANNUAL RENTAL RATE
                                                           OCCUPANCY      PER OCCUPIED
LOCATION                                                    RATE %       SQUARE FOOT $
--------                                                   ---------   ------------------
OHIO FACILITIES:
Avon.....................................................    88.88            6.14
Canton...................................................    66.34            4.94
Catawba..................................................    68.69            5.50
Cleveland................................................    84.48            9.86
Dayton...................................................    71.07            7.59
East Canton..............................................    81.09            5.07
East Liverpool...........................................    90.14            5.06
Leuer Avenue.............................................    48.68            9.74
Louisville...............................................    87.83            5.11
Mentor...................................................    61.23            7.14
Perry....................................................    61.89            5.66
Ravenna..................................................    85.25            6.24
Springfield..............................................    75.76            5.96
Westlake.................................................    91.08            8.81
Willoughby...............................................    76.21            8.24
NEW YORK FACILITIES:
Endicott.................................................    86.32            7.78
Southold.................................................    90.04           13.84
Riverhead................................................    78.50           12.70
                                                             -----           -----
TOTAL....................................................    76.50            7.69
                                                             =====           =====

CONTINUING OPERATION FACILITIES

                                                                       ANNUAL RENTAL RATE
                                                           OCCUPANCY      PER OCCUPIED
LOCATION                                                    RATE %       SQUARE FOOT $
--------                                                   ---------   ------------------
OHIO FACILITIES:
Painesville..............................................    33.53           10.34
Gahanna..................................................    83.87            7.26
                                                             -----           -----
TOTAL....................................................    58.78            8.14
                                                             =====           =====

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

     Property Management. All 20 self-storage facilities are operated under the "Liberty Self-Stor, Ltd." trade name and have on-site managers, ten of whom are resident managers. All managers report to Liberty's Vice President of Operations. The facilities are staffed six to nine hours per day, seven days a week, with access from 6 a.m. to 10 p.m. The facilities are located in a mix of urban, suburban and rural locations.

     Recent Expansions. In the first quarter of 2004, Liberty purchased a new site in Gahanna, Ohio, just east of Columbus, Ohio which adds 30,525 square feet of storage space, or 258 units. Liberty borrowed $1,037,500 to fund this acquisition.

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

     Insurance. In the opinion of Liberty's management, the facilities are adequately covered by insurance. Each facility has a limit on coverage determined by management and Liberty's insurance company, and each policy carries a $1,000 deductible. Liberty's responsibility for losses extends only to the actual property owned by Liberty and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. Liberty's management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on Liberty's investments at a reasonable cost and on suitable terms.

     In addition, Liberty maintains title insurance insuring fee title to the self-storage facilities in an aggregate amount believed to be adequate.

     Mortgages. The Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton, and Endicott facilities are all encumbered by mortgages which secure a $9,845,000 loan. The loan had a fixed interest rate for the initial three years equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of three years. On December 9, 2002, the loan was modified. The interest rate was adjusted to the 30-day London Interbank Offered Rate or LIBOR plus 2.50%, currently 4.81%, and the loan maturity date was extended to June 1, 2006. The loan is being amortized over a 20-year period and is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $8,219,258. In the second quarter of 2003, Liberty entered into an interest swap agreement in connection with this loan. The swap expires concurrently with the mortgage notes on June 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the 30-day LIBOR rate exceeds the fixed rate by 0.33%.

     The Dayton facility is further encumbered by a mortgage securing an $802,000 construction and development loan. The loan had a variable interest rate equal to 2.25% above the weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of two years. On December 9, 2002, the loan was modified. The interest rate was adjusted to 30-day LIBOR plus 2.50%, currently 4.81%, and the loan maturity date was extended to June 1, 2006. Monthly principal payments are being amortized over a fifteen-year period. Current payments are $3,007 plus interest per month. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $654,158.

     The Catawba facility is further encumbered by a mortgage securing a $265,087 construction and development loan. The interest rate on the loan was equal to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of two years. On December 9, 2002, the loan was modified. The interest rate was adjusted to 30-day LIBOR plus 2.50%, currently 4.81%, and the loan maturity date was extended to June 1, 2006. Principal payments are being amortized over a nineteen-year period. Current payments are $706 plus interest per month. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $231,071.

     The Avon facility is encumbered by a mortgage in the amount of $1,750,000, which is guaranteed by Mr. Osborne and matures on February 1, 2007. The interest rate is the lending bank's prime rate, plus 0.75%, currently 6.00%. Monthly principal and interest payments are currently $11,923, amortized over a 22-year period. The principal amount of the loan as of December 31, 2004, was $1,616,683.

     The Mentor facility is encumbered by a mortgage securing a $1,884,000 construction and development loan, maturing June 4, 2009. The interest rate on the loan is 2.75% above the current weekly average yield on U.S. Treasury Securities adjusted to the constant maturity of three years. Currently, the interest rate is 5.50%. Principal and interest payments are $13,694 per month, amortized over a 20-year period. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $1,624,905.

     The Southold facility is encumbered by a mortgage in the amount of $3,300,000, which matures on April 1, 2006. Current monthly principal and interest payments are amortized over a 20-year period. The interest rate is 30-day LIBOR plus 2.25%, currently 4.53%. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $3,086,001. Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note. This interest rate swap transaction had an original notional amount of $1,650,000 and is equivalent to 50% of the mortgage principal. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At December 31, 2004, the fixed rate exceeded the 30-day LIBOR by 3.16%.

     The Cleveland and Leuer Avenue facilities are encumbered by a mortgage in the amount of $3,652,000, maturing on March 25, 2013 and amortized over a 20-year period. Current monthly principal and interest payments are $22,587. The interest rate on the loan is 2.75% above the index of the U.S. Treasury Securities, adjusted to a constant maturity of 5 years. Currently, the interest rate is 5.50%. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004 was $3,630,111.

     The Riverhead facility is encumbered by a mortgage in the amount of $1,174,000, maturing June 1, 2006 after the original loan was amended February 2003. Current monthly principal and interest payments are $10,781, with the interest rate at the 30-day LIBOR plus 2.50%, using a 15-year amortization. The current rate is 4.81%. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $1,032,077.

     The Springfield facility is encumbered by a mortgage in the amount of $1,600,000, maturing on June 1, 2005. Current payments are $3,501 plus interest at a fixed rate of 9.10%, using a 20-year amortization. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $1,439,422. The Springfield facility is encumbered by a second mortgage in the amount of $500,000, maturing on June 30, 2025. Current monthly principal and interest payments are $3,777, with a fixed interest rate of 7.75%, using a 25-year amortization. This note is guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $464,760.

     The Westlake facility is encumbered by a mortgage securing a $2,532,200 construction and development loan. The loan had an initial interest rate of 9.25%. On October 24, 2001, a loan modification agreement was signed and the interest rate was adjusted to 6.25%. In May 2003, the interest rate was adjusted to a rate equal to .75% over the lending bank's prime rate. Payments were interest only through November 18, 2000. Current monthly principal and interest payments are $17,141, using a ten-year amortization period. The current rate is 5.00%. The loan matures on August 1, 2011. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $2,305,524.

     The Painesville facility is encumbered by a mortgage in the amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with an interest rate of 4.92%, using a 20-year amortization period. On April 30, 2005, the interest rate converts to 2.25% over the average yield on U.S. Treasury Securities adjusted to a constant maturity of five years. This note is personally guaranteed by Mr. Osborne. The principal amount of the loan as of December 31, 2004, was $1,661,340. A second loan in the amount of $1,300,000 also finances the Painesville facility. The loan is a personal loan by a bank to Mr. Osborne. Liberty entered into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. The loan has an interest rate equal to the lending bank's prime rate, originally maturing on October 1, 2003. The maturity date was extended to October 30, 2005. The loan is an interest only loan, and current monthly interest payments are $5,688. The current rate is 5.25%. The principal amount of the loan as of December 31, 2004 was $1,300,000.

     The Gahanna facility is encumbered by a mortgage in the amount of $787,500, maturing on March 1, 2009. The loan had an initial interest rate of 4.00%, the lending bank's prime rate. Monthly principal and interest payments are $5,859, with a current rate of 5.25% and a balloon payment at the end of 59 months estimated at $619,823. The principal amount of the loan as of December 31, 2004 was $760,910.

     Liberty intends to pay off the above described mortgages after the completion of the sale of substantially all of its assets to U-Store-It as more fully described in "Management's Discussion and Analysis or Plan of Operation."

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

          7. repurchase or otherwise reacquire its shares or other securities;
             and

          8. furnish annual reports and other reports to stockholders which contain annual audited financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT'S PURCHASES OF EQUITY SECURITIES

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

                                                              HIGH     LOW
                                                              -----   -----
2004
First Quarter...............................................  $0.85   $0.49
Second Quarter..............................................   0.87    0.49
Third Quarter...............................................   0.87    0.55
Fourth Quarter..............................................   0.55    0.49
2003
First Quarter...............................................  $0.34   $0.30
Second Quarter..............................................   0.60    0.31
Third Quarter...............................................   0.45    0.36
Fourth Quarter..............................................   0.75    0.37

     Record Holders. As of March 1, 2005, Liberty's shares of common stock were held of record by approximately 1,976 shareholders. This number does not include the number of persons who hold stock in nominee or "street name" accounts through brokers or banks.

     Dividends. No dividends were paid to Liberty's stockholders in 2004 or 2003. Under the REIT tax rules, Liberty is required to make annual distributions to stockholders of at least 90% of its taxable income. Liberty did not have any taxable income in 2004 or 2003 and, thus, Liberty remains in compliance with this rule. In accordance with Liberty's organizational documents, dividend distributions are at the discretion of Liberty's directors. In addition, under the terms of the partnership agreement of the operating partnership, the operating partnership is required to make distributions to enable Liberty to comply with the REIT dividend rules, unless Liberty, acting as general partner of the operating partnership, determines that such a distribution would not be in the best interests of the operating partnership. There can be no assurance when or if dividends will be paid.

     Issuance of Common Stock. Liberty did not issue any shares of its common stock in 2004 or 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     On September 7, 2004, Liberty entered into an asset purchase agreement with U-Store-It to sell all of its self-storage facilities to U-Store-It except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. The estimated pretax gain would be approximately $1.6 million, net of minority interest. After the payment of Liberty's debt and expenses, Liberty will have approximately $8.6 million available from the purchase price which will be distributed to the owners of its operating partnership, LSS I Limited Partnership. Liberty has a 29.9% equity interest in the operating partnership, and Mr. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, Thomas J. Smith, Liberty's President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, have the remaining 70.1% equity interest in the operating partnership. Liberty estimates that the consideration allocated to it for the sale of the facilities will be approximately $2.6 million with the remaining $6.0 million being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest.

     At this time, Liberty's Board of Directors has not determined its future business plans. Going forward, Liberty intends to investigate and evaluate available business opportunities. Although Liberty has no current plans to liquidate, Liberty may determine it is in the best interest of its stockholders to do so. In the event of a liquidation, Liberty would incur additional costs related to the disposal of its Painesville and Gahanna facilities which would reduce the cash available to distribute to its stockholders. Following completion of the sale to U-Store-It, Liberty may also pursue a business combination with a private business that wishes to take advantage of Liberty's public company status. Any combination transaction is likely to have a dilutive effect on the interests of our stockholders, reducing each stockholder's proportionate ownership and voting power. Alternatively, Liberty may determine to use its remaining cash proceeds to invest in other business opportunities.

     The sale is contingent upon final approval by Liberty's stockholders and other customary terms and conditions. Liberty cannot guaranty that the sale will be completed on the proposed terms or at all. Liberty's description of the proposed sale to U-Store-It and the asset purchase agreement with U-Store-It is qualified in its entirety by reference to the asset purchase agreement, a copy of which was filed as Exhibit 10.1 to Liberty's current report on Form 8-K dated September 7, 2004 and the definitive proxy statement filed with the Securities and Exchange Commission on February 7, 2005.

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

     Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows from operations as well as ultimate disposition of the asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Fair values would be determined based upon market prices for similar properties, or discounted future cash flow analysis. Liberty has reviewed the carrying values of its self-storage facilities for impairment, and has determined that the projected undiscounted cash flows over the remaining useful lives of the assets exceed the respective carrying values of the assets at December 31, 2004.

     Reclassification: As a result of the proposed sale of all but two of Liberty's self-storage facilities to U-Store-It, certain amounts in the December 31, 2003 financial statements have been reclassified to conform to the December 31, 2004 presentation. These reclassifications had no effect on net loss or shareholder's equity as previously reported.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. Liberty showed net income equal to $3,401 for the year ended December 31, 2004 compared to a net loss of $68,382 for the year ended December 31, 2003. Cash and cash equivalents were $396,918 at December 31, 2004, as compared to $534,346 at December 31, 2003. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

     Liberty uses cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt. Sources of liquidity over the next 12-month period include available cash and cash generated from rental charges at its self-storage facilities. As an additional source of liquidity, Liberty may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments. Upon the completion of the proposed sale of its eighteen self-storage facilities, Liberty is not anticipating refinancing any of its debt. The proposed sale, if consummated, would provide liquidity to Liberty. Currently, Liberty's management estimates that the consideration allocated to Liberty for the sale of the properties would be approximately $2.6 million. However, Liberty cannot guarantee that the sale will be completed on the proposed terms or at all.

     Liberty's current maturities of long-term debt increased $2,726,561, or 277.2%, to $3,709,908 at December 31, 2004, from $983,347 at December 31, 2003.
The increase is largely the result of reclassifying a Springfield facility loan maturing on September 1, 2005 and a Painesville facility loan maturing on October 30, 2005 to current maturities.

     The following table, assuming no sale occurs, sets forth the maturity dates and the total of Liberty's long-term debt, as well as future commitments under Liberty's office space lease. Liberty has no other long-term obligations or commitments.

                                               PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------
                                 LESS THAN                                 AFTER
CONTRACTUAL OBLIGATIONS            1 YEAR      1-3 YEARS    4-5 YEARS     5 YEARS        TOTAL
-----------------------          ----------   -----------   ----------   ----------   -----------
Long-Term Debt.................  $3,709,908   $15,194,306   $3,785,577   $5,066,429   $27,756,220
Operating Lease*...............      60,000       120,000      120,000           --       300,000
                                 ----------   -----------   ----------   ----------   -----------
Total Contractual Cash
  Obligations..................  $3,769,908   $15,314,306   $3,905,577   $5,066,429   $28,056,220
                                 ==========   ===========   ==========   ==========   ===========

---------------

* The operating lease for office space renewed for five years beginning January 2005 through January 2009, at a rental of $5,000 per month, which is reflected in the above table.

     Liberty believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term and long-term basis. Liberty has benefited significantly from the current low interest rate market. Although Liberty has interest rates swaps in place, a rising interest rate environment may have a material adverse effect on Liberty's financial position and results of operations.

     If Liberty determines to refinance or retire any of its maturing debt, there can be no assurance that Liberty will be able to do so. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage, incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing stockholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that

Liberty believes are reasonable or obtain additional debt on favorable terms. Notwithstanding the proposed sale of 18 of Liberty's properties, long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because most of Liberty's debt is variable, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of Liberty's debt. Mr. Osborne is under no legal obligation, requirement or agreement to guarantee any of refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, our business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     During the third quarter of 2004, Liberty reached an agreement to sell all of its self-storage facilities to U-Store-It except its Painesville, Ohio and Gahanna, Ohio facilities. Liberty's results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities to be sold as discontinued operations for all periods presented. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for additional details. The discussion for the material changes in results of continuing operations includes only those properties remaining after the proposed sale of the discontinued operations.

  REVENUES FROM CONTINUING OPERATIONS

     Total revenues from continuing operations real estate operations and interest income increased $168,109 or 50.5%, to $500,878, for the year ended December 31, 2004, from $332,769 for the year ended December 31, 2003. Revenues increased largely due to the addition of the Gahanna facility in February 2004.

  EXPENSES FROM CONTINUING OPERATIONS

     Interest expense from continuing operations increased $28,065, or 21.5%, to $158,432 for the year ended December 31, 2004 compared to $130,367 for the year ended December 31, 2003. The expense was largely increased by the debt service for the Gahanna property purchase and the rise in interest rates on Liberty's debt service.

     Property taxes and insurance expenses from continuing operations increased $70,236 or 104.4%, to $137,521 for the year ended December 31, 2004 compared to $67,285 for the year ended December 31, 2003. Property taxes and property insurance increased largely due to the purchase of the Gahanna storage facility and annual real estate property evaluations. Medical insurance increased due to higher medical insurance premiums.

     Property operating expenses from continuing operations increased $54,760 or 38.5%, to $196,931 for the year ended December 31, 2004 compared to $142,171 for the year ended December 31, 2003. The increase in property operating expenses was largely attributable to the purchase of the Gahanna facility in February 2004.

     Legal and professional fees increased $133,183 or 102.7% to $262,814 for the year ended December 31, 2004 compared to $129,631 for the year ended December 31, 2003. The increase is largely due to additional fees incurred relating to the proposed sale of Liberty's eighteen self-storage facilities to U-Store-It. Since these fees are expenses of Liberty and not the individual sites they are included in continuing operations.

     General and administrative expenses from continuing operations increased $45,680, or 7.8%, to $635,458 for the year ended December 31, 2004 compared to $589,778 for the year ended December 31, 2003, largely due to the Gahanna property purchase.

     Depreciation expenses from continuing operations increased $32,046, or 19.8%, to $193,994 for the year ended December 31, 2004 compared to $161,948 for the year ended December 31, 2003, largely due to the Gahanna property purchase.

  LOSS FROM CONTINUING OPERATIONS

     As a result of the factors noted above, Liberty's loss from continuing operations increased $58,759, or 22.1%, to $325,282 for the year ended December 31, 2004 from a loss of $266,523 for the year ended December 31, 2003.

  INCOME FROM DISCONTINUED OPERATIONS

     Liberty's income from discontinued operations net of minority interest increased $130,542, or 65.9%, to $328,683 for the year ended December 31, 2004 from $198,141 for the year ended December 31, 2003. The increase is partially due to the discontinuance of fixed asset depreciation after September 7, 2004, which is the date Liberty entered into an asset purchase agreement with U-Store-It for the sale of eighteen of its self-storage facilities. Also prior to September 7, 2004, most properties were improved where necessary with roof repairs, gutters, painting and some new gates.

  NET INCOME (LOSS)

     As a result of the factors noted above, Liberty had net income of $3,401 for the year ended December 31, 2004 compared to a net loss of $68,382 for the year ended December 31, 2003.

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

     The following table sets forth the calculation of FFO for continuing operations:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
Net Income (Loss)...........................................  $(325,282)  $(266,523)
Adjustments:
Depreciation of real estate and amortization of deferred
  fees......................................................    193,994     161,948
Minority Interest...........................................   (758,990)   (621,888)
                                                              ---------   ---------
FFO.........................................................  $(890,278)  $(726,463)
                                                              =========   =========

     Interest rate risk is the risk that interest rates will increase, which will effect Liberty's interest expense on its variable rate loans to increase.

     The variable portion of Liberty's debt is approximately $25.9 million. If Liberty's interest rates on the variable rate loans were to increase by 1% per year, Liberty's interest expense would increase approximately $259,000 on an annual basis. Liberty's debt includes both fixed and variable interest rates; therefore, if interest rates increase, Liberty's results of operations may be materially and adversely affected.

  OFF-BALANCE SHEET ARRANGEMENTS

     Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note during 2002. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,544,227 at December 31, 2004) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At December 31, 2004, the fixed rate exceeded the 30-day LIBOR by 3.16%.

     In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with various sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,237,859 at December 31, 2004). The swap expires concurrently with the mortgage notes on September 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the 30-day LIBOR fixed rate exceeds the fixed rate by 0.33%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

     The fair market values of the swaps at December 31, 2004 and December 31, 2003 were $159,457 and $10,107, respectively. The swaps are included in Assets Related to Discontinued Operations, net in the accompanying consolidated balance sheet, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

     Liberty has no other off-balance sheet arrangements.

  FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about Liberty's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

     - approval by Liberty's stockholders of the proposed sale of eighteen of its self-storage facilities to U-Store-It;

     - whether or not the proposed sale will be completed on the proposed terms or at all;

     - Liberty's continued tax status as a REIT;

     - Liberty's future business plans upon the completion of the sale of eighteen of its self-storage facilities to U-Store-It;

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R revised the requirements for consolidation by business enterprises of variable interest entities having specific characteristics. FIN 46R applies immediately to variable interests created after December 31, 2003, and to all other variable interest entities no later than the beginning of the first reporting period after December 15, 2004. Liberty does not believe that it has any variable interests, and as such, believes that the adoption of this statement will not materially effect its financial position or results of operations.

     In December 2004, the FASB issued Summary of Statement No. 123(revised
2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Liberty does not believe that the adoption of this statement will materially effect its financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

     Liberty's Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES

     As of December 31, 2004, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's Chief Executive Officer and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty required to be included in Liberty's periodic SEC filings.

ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 9 is incorporated herein by reference to the Registrant's definitive Proxy Statement, relating to its 2005 Annual Meeting ("Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics." The Proxy Statement will be filed with the SEC no later than May 2, 2005.

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES    WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR
                                        TO BE ISSUED UPON      EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                           EXERCISE OF            OUTSTANDING       EQUITY COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,    OPTIONS, WARRANTS      (EXCLUDING SECURITIES
                                       WARRANTS AND RIGHTS        AND RIGHTS        REFLECTED IN COLUMN (a))
                                               (a)                    (b)                      (c)
                                       --------------------   -------------------   -------------------------
Equity compensation plans approved by
  security holders...................        135,000                $0.5625                  165,000
Equity compensation plans not
  approved by security holders.......             --                     --                       --
                                             -------                -------                  -------
  Total..............................        135,000                $0.5625                  165,000
                                             =======                =======                  =======

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS

NO. DESCRIPTION
(In accordance with Item 601 of Regulation S-B)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1       Purchase and Sale Agreement entered into August 4, 1997,
              together with First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase
              and Sale Agreement effective August 15, 1997, between
              Meridian Point Realty Trust '83 and 2400 Charleston
              Associates, LLC (successor to Rubin-Pachulski Properties,
              Inc.) (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
              September 5, 1997 and incorporated herein by reference.)
    2.2       Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust '83, Liberty
              Self-Stor, Inc. and Liberty Self-Stor Limited Partnership
              (Exhibits A and B to the Agreement and Plan of Merger are
              Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to
              Registrant's Form 8-K dated January 12, 2000 and
              incorporated herein by reference.)
    3.1       Articles of Incorporation of Liberty Self-Stor, Inc. (Filed
              as Exhibit 3.1 to Registrant's Form 8-K dated January 12,
              2000 and incorporated herein by reference.)
    3.2       Bylaws of Liberty Self-Stor, Inc. (Filed as Exhibit 3.2 to
              Registrant's Form 8-K dated January 12, 2000 and
              incorporated herein by reference.)
   10.1       Agreement between Meridian Point Realty Trust '83 and E&L
              Associates, dated February 23, 1996 (Filed as part of
              Registrant's Form 8-K dated February 10, 1995 and
              incorporated herein by reference.)
   10.2       Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust '83 and U.S. Trust
              Company, N.A. (Filed as Exhibit 10.2 to Registrant's Form
              10-KSB dated March 31, 1999 and incorporated herein by
              reference.)
   10.3       1999 Stock Option and Award Plan of Liberty Self-Stor, Inc.
              (Filed as Exhibit 10.1 to Registrant's Form 8-K dated
              January 12, 2000 and incorporated herein by reference.)
   10.4       Lease between OsAir, Inc. and Liberty Self-Stor, Inc. (Filed as Exhibit 10.2 to Registrant's Form 8-K dated January 12,
              2000 and incorporated herein by reference.)
   10.5       Agreement of Limited Partnership of LSS I Limited
              Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant's Form 8-K dated January 12, 2000 and
              incorporated herein by reference.)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.6       Employment Agreement, dated December 28, 1999, by and
              between Liberty Self-Stor, Inc. and Thomas J. Smith (Filed as Exhibit 10.4 to Registrant's Form 8-K dated January 12,
              2000 and incorporated herein by reference.)
   10.7       Cost Sharing Agreement, by and between Liberty Self-Stor,
              Ltd. and Liberty Self-Stor II, Ltd. dated December 28, 1999
              (Filed as Exhibit 10.7 to Registrant's Form 10-KSB, dated
              March 15, 2000 and incorporated herein by reference.)
   10.8       Contract among Acquiport/Amsdell I Limited Partnership
              and/or its nominee, Liberty Self-Stor, Ltd. and Liberty
              Self-Stor II, Ltd (Filed as Exhibit 10.1 to Registrant's
              Form 8K; dated September 7, 2004 and incorporated herein by reference.)
   31.1*      Section 302 Certification of Chairman of the Board and Chief
              Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002
   31.2*      Section 302 Certification of Chief Financial Officer
              (principal financial officer) pursuant to the Sarbanes-Oxley
              Act of 2002
   32.1*      Certification of Chairman of the Board and Chief Executive
              Officer (principal executive officer) and Chief Financial
              Officer (principal financial officer) pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

---------------

* Filed herewith

(B) REPORTS ON FORM 8-K

     None.

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

Dated: March 16, 2005                          LIBERTY SELF-STOR, INC.

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ RICHARD M. OSBORNE                Chairman, Chief Executive Officer     March 16, 2005
 ------------------------------------------------   and Director (Principal Executive
                Richard M. Osborne                  Officer)


               /s/ THOMAS J. SMITH                  President, Chief Operating Officer    March 16, 2005
 ------------------------------------------------   and Director
                 Thomas J. Smith


                /s/ MARC C. KRANTZ                  Secretary and Director                March 16, 2005
 ------------------------------------------------
                  Marc C. Krantz


               /s/ C. JEAN MIHITSCH                 Chief Financial Officer (Principal    March 16, 2005
 ------------------------------------------------   Financial and Accounting Officer)
                 C. Jean Mihitsch


                /s/ MARK D GROSSI                   Director                              March 16, 2005
 ------------------------------------------------
                  Mark D Grossi


             /s/ STEVEN A. CALABRESE                Director                              March 16, 2005
 ------------------------------------------------
               Steven A. Calabrese


              /s/ RICHARD T. FLENNER                Director                              March 16, 2005
 ------------------------------------------------
                Richard T. Flenner

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Liberty Self-Stor, Inc.:

     We have audited the accompanying consolidated balance sheets of Liberty Self-Stor, Inc. (a Maryland corporation) and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Self-Stor, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
January 28, 2005

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2004           2003
                                                              ------------   ------------
                           ASSETS
CURRENT ASSETS:
  Cash......................................................  $    396,918   $    534,346
  Accounts Receivable.......................................           922         35,535
  Accounts Receivable from related parties..................       271,758         82,748
  Assets Related to Discontinued Operations, net............    27,012,322     27,688,686
  Other current assets......................................         2,862         22,858
                                                              ------------   ------------
Total Current Assets........................................    27,684,782     28,364,173
PROPERTY AND EQUIPMENT:
  Land......................................................       685,926        410,780
  Buildings and Improvement.................................     3,935,928      3,089,405
  Furniture and Equipment...................................       168,042        133,328
                                                              ------------   ------------
                                                                 4,789,896      3,633,513
  Less -- Accumulated Depreciation..........................       680,811        493,176
                                                              ------------   ------------
                                                                 4,109,085      3,140,337
OTHER ASSETS................................................        38,293         30,468
                                                              ------------   ------------
  TOTAL ASSETS..............................................  $ 31,832,160   $ 31,534,978
                                                              ============   ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Current maturities of long-term debt......................  $    151,406   $    135,446
  Note Payable to related party.............................     1,300,000             --
  Accounts Payable..........................................        91,526        131,389
  Accounts Payable to related parties.......................       464,854        377,881
  Liabilities Related to Discontinued Operations, net.......    24,830,802     25,444,103
  Accrued expenses..........................................       475,530        398,586
                                                              ------------   ------------
Total Current Liabilities...................................    27,314,118     26,487,405
LONG TERM DEBT, net of current maturities:
  Related party.............................................            --      1,300,000
  Third party...............................................     2,270,844      1,656,253
OTHER LONG-TERM LIABILITIES.................................        12,561         17,370
MINORITY INTEREST LIABILITY.................................     1,561,405      1,448,924
COMMITMENTS AND CONTINGENCIES...............................            --             --
SHAREHOLDERS' EQUITY:
  Serial preferred stock -- $.001 par value: 2,000,000
     shares authorized, no shares issued and outstanding....            --             --
  Common Stock -- $.001 par value: 50,000,000 shares
     authorized; 3,082,668 shares issued and outstanding,
     stated at..............................................         3,083          3,083
  Paid-in capital...........................................    25,799,229     25,799,229
  Retained earnings -- prior year...........................   (25,180,319)   (25,111,937)
  Retained earnings -- current year income (loss)...........         3,401        (68,382)
  Accumulated other comprehensive income....................        47,838          3,033
                                                              ------------   ------------
       Total Shareholders' Equity...........................       673,232        625,026
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $ 31,832,160   $ 31,534,978
                                                              ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 2004          2003
                                                              -----------   ----------
REVENUES:
  Revenues from real estate operations......................  $   494,753   $  330,793
  Interest and other........................................        6,125        1,976
                                                              -----------   ----------
Total revenues..............................................      500,878      332,769
OPERATING EXPENSES:
  Interest expense..........................................      158,432      130,367
  Property taxes and insurance..............................      137,521       67,285
  Property operating expense................................      196,931      142,171
  Legal and professional fees...............................      262,814      129,631
  General and administrative, including amounts paid to a
     related party of $48,000...............................      635,458      589,778
  Depreciation and amortization.............................      193,994      161,948
                                                              -----------   ----------
Total expenses..............................................    1,585,150    1,221,180
                                                              -----------   ----------
Loss from continuing operations before minority interest....   (1,084,272)    (888,411)
Minority interest...........................................     (758,990)    (621,888)
                                                              -----------   ----------
Loss from continuing operations.............................     (325,282)    (266,523)
Income from discontinued operations net of minority interest
  of $766,926 and $462,331..................................      328,683      198,141
                                                              -----------   ----------
Net Income (Loss)...........................................  $     3,401   $  (68,382)
                                                              ===========   ==========
Other comprehensive income (loss):
Changes in fair values of cash flow hedges, net of minority
  interest of $104,545 and $95,237..........................       44,805       40,817
                                                              -----------   ----------
Comprehensive Income (Loss).................................  $    48,206   $  (27,565)
                                                              ===========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........    3,082,668    3,082,668
                                                              ===========   ==========
NET LOSS PER COMMON SHARE BEFORE DISCONTINUED
  OPERATIONS -- BASIC AND DILUTED...........................         (.11)        (.09)
DISCONTINUED OPERATIONS PER COMMON SHARE -- BASIC AND
  DILUTED...................................................          .11          .06
                                                              -----------   ----------
NET INCOME (LOSS) PER COMMON SHARE -- BASIC AND DILUTED(a)..  $      0.00   $    (0.02)
                                                              ===========   ==========

---------------

(a) per share amounts may not add due to rounding.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                         COMPREHENSIVE
                                                            RETAINED      ACCUMULATED
                                   COMMON     PAID-IN       EARNINGS         OTHER
                                   STOCK      CAPITAL        (LOSS)      INCOME (LOSS)    TOTAL
                                   ------   -----------   ------------   -------------   --------
Balance at December 31, 2002.....  $3,083   $25,799,229   $(25,111,937)    $(37,784)     $652,591
Net (Loss).......................     --             --        (68,382)          --       (68,382)
Change in fair value of cash flow
  hedges.........................     --             --             --       40,817        40,817
                                   ------   -----------   ------------     --------      --------
Balance at December 31, 2003.....  $3,083   $25,799,229   $(25,180,319)    $  3,033      $625,026
Net Income.......................     --             --          3,401           --         3,401
Change in fair value of cash flow
  hedges.........................     --             --             --       44,805        44,805
                                   ------   -----------   ------------     --------      --------
Balance at December 31, 2004.....  $3,083   $25,799,229   $(25,176,918)    $ 47,838      $673,232
                                   ======   ===========   ============     ========      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 2004         2003
                                                              -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $     3,401   $ (68,382)
Adjustments to reconcile net loss to net cash from operating activities
  Depreciation and amortization.............................      193,994     161,948
  Loss on disposal of property..............................           --       3,019
  Gain on sale of security..................................       (5,002)         --
  Minority interest.........................................        7,936    (159,557)
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (154,397)    (98,924)
  Other current assets......................................       12,396      (8,915)
  Other assets..............................................      (14,184)    (25,349)
  Accounts payable..........................................       47,110      54,308
  Accrued expenses..........................................       76,944     119,771
  Other liabilities.........................................       (4,809)     16,470
                                                              -----------   ---------
  Net cash provided by (used in) operating activities.......      163,389      (5,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property equipment, net......................   (1,169,367)    (18,933)
  Proceeds from sale of equipment...........................       12,984       9,500
  Proceeds from sale of security............................       12,602          --
                                                              -----------   ---------
  Net cash used in investing activities.....................   (1,143,781)     (9,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable.......................     (406,949)   (123,045)
  Borrowings from related party.............................      250,000          --
  Borrowings from third party...............................      787,500          --
                                                              -----------   ---------
  Net cash provided by (used in) financing activities.......      630,551    (123,045)
                                                              -----------   ---------
Net change provided by Discontinued Operations..............      212,413     408,640
NET (DECREASE) INCREASE IN CASH.............................     (137,428)    270,551
CASH, beginning of period...................................      534,346     263,795
                                                              -----------   ---------
CASH, end of period.........................................  $   396,918   $ 534,346
                                                              ===========   =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

     All of the proposals were approved by the shareholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2004, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,561,405 at December 31, 2004, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At December 31, 2004, Liberty owned and operated 20 self-storage facilities. However, Liberty has entered into an agreement to sell all but two of its facilities. See Note 2.

2. MATERIAL DEFINITIVE AGREEMENT

     On September 7, 2004, Liberty entered into an asset purchase agreement with U-Store-It to sell all of its self-storage facilities to U-Store-It except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. The estimated pretax gain would be approximately $1.6 million, net of minority interest. After the payment of Liberty's debt and expenses, Liberty will have approximately $8.6 million available from the purchase price which will be distributed to the owners of its operating partnership, LSS I Limited Partnership. Liberty has a 29.9% equity interest in the operating partnership, and Mr. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, Thomas J. Smith, Liberty's President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, have the remaining 70.1% equity interest in the operating partnership. Liberty estimates that the consideration allocated to it for the sale of the facilities will be approximately $2.6 million with the remaining $6.0 million being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest.

     At this time, Liberty's Board of Directors has not determined its future business plans. Going forward, Liberty intends to investigate and evaluate available business opportunities. Although Liberty has no current plans to liquidate, Liberty may determine it is in the best interest of its stockholders to do so. In the event of a liquidation, Liberty would incur additional costs related to the disposal of its Painesville and Gahanna facilities which would reduce the cash available to distribute to its stockholders. Following completion of the sale to U-Store-It, Liberty may also pursue a business combination with a private business that wishes to take advantage of

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 -- (CONTINUED)

Liberty's public company status. Any combination transaction is likely to have a dilutive effect on the interests of our stockholders, reducing each stockholder's proportionate ownership and voting power. Alternatively, Liberty may determine to use its remaining cash proceeds to invest in other business opportunities.

     The sale is contingent upon final approval by Liberty's stockholders and other customary terms and conditions. Liberty cannot guaranty that the sale will be completed on the proposed terms or at all. Liberty's description of the proposed sale to U-Store-It and the asset purchase agreement with U-Store-It is qualified in its entirety by reference to the asset purchase agreement, a copy of which was filed as Exhibit 10.1 to Liberty's current report on Form 8-K dated September 7, 2004 and the definitive proxy statement filed with the Securities and Exchange Commission on February 7, 2005.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     Pursuant to the terms of the partnership agreement of LSS, Liberty, as sole general partner, controls LSS. Accordingly, Liberty accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC.

  Accounts Receivable

     Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Total bad debt expense in 2004 was $122,547 compared to $120,461 in 2003, while recoveries were $98,087 in 2004 compared to $99,908 in 2003. Based upon management's specific review of past due accounts at year-end and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required at December 31, 2004 and 2003.

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

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 -- (CONTINUED)

  Revenue Recognition

     Liberty's revenue from real estate operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

     Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was $246,979 and $260,081, a portion of which is recorded as discontinued operations for the years ended December 31, 2004 and 2003, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending December 31 and thereafter are as follows:

2005....................................................   $  223,758
2006....................................................      225,750
2007....................................................      214,576
2008....................................................      170,076
2009....................................................      164,676
Thereafter..............................................      132,504
                                                           ----------
                                                           $1,131,340
                                                           ==========

     Discontinued operations has one lease expiring August 30, 2005 whose revenue for 2005 will be $12,000.

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

  Reclassifications

     As a result of the proposed sale of all but two of Liberty's self-storage facilities, certain amounts in the December 31, 2003 financial statements have been reclassified to conform to the December 31, 2004 presentation. These reclassifications had no effect on net loss or shareholder's equity as previously reported.

  Advertising and Promotion Costs

     Liberty expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion totaled $138,737 for the year ended December 31, 2004 compared to $166,237 for the year ended December 31, 2003.

  Employee Benefits

     The 1999 Stock Option Plan ("the Plan"), which was approved by stockholders, permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "options") and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 -- (CONTINUED)

300,000 options or restricted shares pursuant to the Plan. As of December 31, 2004 and 2003, 135,000 and 170,000 options were outstanding. No additional options were granted or exercised during the years ended December 31, 2004 and 2003.

     Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options granted. The pro forma effect on compensation expense for the year ended December 31, 2004 and 2003 related to the stock options granted is not presented, since the options were fully vested on January 31, 2003.

     The following table presents the stock options outstanding at December 31:

                                                        2004                 2003
                                                 ------------------   ------------------
                                                           WEIGHTED             WEIGHTED
                                                           AVERAGE              AVERAGE
                                                 SHARES     PRICE     SHARES     PRICE
                                                 -------   --------   -------   --------
Outstanding at beginning of year...............  170,000    $0.55     170,000    $0.55
Granted........................................       --                   --
Exercised......................................       --                   --
Forfeited......................................  (35,000)   $0.48          --
                                                 -------    -----     -------    -----
Outstanding at end of year.....................  135,000    $0.56     170,000    $0.55
                                                 =======    =====     =======    =====
Options available for grant....................  165,000              130,000
Exercisable at end of year.....................  135,000    $0.56     170,000    $0.55
                                                 =======    =====     =======    =====

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

  Fair Value of Financial Instruments

     The Fair value of the Company's financial instruments are determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, accounts payable, notes payable, and interest rate swaps. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty estimates that the fair value of its long-term debt at December 31, 2004 was $27,901,435 as compared to a carrying value of $27,756,220. At December 31, 2003, the fair value of long-term debt was $28,065,398 as compared to a carrying value of $27,759,690. The interest rate swaps are carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

  Derivative Instruments

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 -- (CONTINUED)

derivative and whether it qualifies for hedge accounting. Liberty is party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. The fair market values of the swaps at December 31, 2004 and December 31, 2003 were $159,457 and $10,107, respectively. The swaps are included in Assets Related to Discontinued Operations, net in the accompanying consolidated balance sheets, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of accumulated other comprehensive income for the reporting periods. The gains or losses on the interest swaps are recorded in interest expense.

  Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R revised the requirements for consolidation by business enterprises of variable interest entities having specific characteristics. FIN 46R applies immediately to variable interests created after December 31, 2003, and to all other variable interest entities no later than the beginning of the first reporting period after December 15, 2004. Liberty does not believe that it has any variable interests, and as such, believes that the adoption of this statement will not materially effect their financial position or results of operations.

     In December 2004, the FASB issued Summary of Statement No. 123(revised
2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Liberty does not believe that the adoption of this statement will materially effect their financial position or results of operations.

4. DISCONTINUED OPERATIONS

     Liberty's results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities to be sold as discontinued operations for all periods presented. The following table summarizes income from discontinued operations:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Revenues
  Revenues from real estate operations......................  $5,180,356   $5,130,240
Operating expenses
  Interest expense..........................................   1,298,368    1,333,888
  Property taxes and insurance..............................     649,058      596,805
  Property operating expense................................   1,082,346    1,142,539
  Legal and professional fees...............................      22,174       33,385
  General and administrative................................     186,062      164,700
  Depreciation and amortization.............................     846,739    1,198,451
                                                              ----------   ----------
Total expenses..............................................   4,084,747    4,469,768
                                                              ----------   ----------
Income from discontinued operations before minority
  interest..................................................   1,095,609      660,472
Minority interest...........................................    (766,926)    (462,331)
                                                              ----------   ----------
Income from discontinued operations.........................  $  328,683   $  198,141
                                                              ==========   ==========

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 -- (CONTINUED)

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           OUTSTANDING BALANCES AT
                                                               CURRENT          DECEMBER 31,
   SITE                                             MATURITY   INTEREST   -------------------------
 REFERENCE            INTEREST RATE INDEX             DATE       RATE        2004          2003
 ---------    -----------------------------------   --------   --------   -----------   -----------
Gahanna       Prime..............................    3-01-09    5.25%     $   760,910   $        --
Painesville   30 day LIBOR plus 2.50% Converts to
              5 yr US Treasury
              Plus 2.25% on April, 2005..........    3-30-09    4.92%       1,661,340     1,791,699
Painesville   Prime..............................   10-30-05    5.25%       1,300,000     1,300,000
                                                                          -----------   -----------
Continuing Operations Total                                                 3,722,250     3,091,699

Catawba       30 day LIBOR plus 2.50%............    6-01-06    4.81%         231,071       239,537
Mentor        3 yr US Treasury plus 2.75%........    6-04-09    5.50%       1,624,905     1,701,117
Springfield   Fixed..............................    6-01-05    9.10%       1,439,422     1,479,598
              Fixed..............................    6-30-25    7.75%         464,760       473,682
Riverhead     30 day LIBOR plus 2.50%............    6-01-06    4.81%       1,032,077     1,116,358
Westlake      3 yr adj Prime plus 0.75%..........    8-01-11    5.00%       2,305,524     2,388,246
Dayton        30 day LIBOR plus 2.50%............    6-01-06    4.81%         654,158       690,242
Southold      30 day LIBOR plus 2.25%............    4-01-06    4.53%       3,086,001     3,169,731
Avon          Prime plus 0.75%...................    2-01-07    6.00%       1,616,683     1,665,476
Cleveland/    5 yr US Treasury plus
Leuer Ave     2.75%..............................    3-25-13    5.50%       3,360,111     3,433,967
Various (a)   30 day LIBOR plus 2.50%............    6-01-06    4.81%       8,219,258     8,310,037
                                                                          -----------   -----------
Discontinued Operations Total                                              24,033,970    24,667,991

Long-Term Debt Total                                                       27,756,220    27,759,690
Less Continuing current maturities                                            151,406       135,446
Less Discontinued current maturities                                        2,258,502       847,901
Less related party notes                                                    1,300,000     1,300,000
                                                                          -----------   -----------
Long-Term debt, net of current maturities and
  related party notes payable                                             $24,046,312   $25,476,343
                                                                          ===========   ===========

---------------

(a) 10 sites secure this loan including, Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton and Endicott.

     All of the above facility loans are secured by real property and personally guaranteed by a stockholder of Liberty. Additionally, each loan agreement contains certain financial covenants of which Liberty was in compliance with during 2003 and 2004.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 -- (CONTINUED)

     Future maturities of debt, based on stated maturities, inclusive of related party notes payable discussed further in Note 6, for each of the succeeding annual periods ending December 31 and thereafter are as follows:

2005...................................................   $ 3,709,908
2006...................................................    13,210,046
2007...................................................     1,984,260
2008...................................................       490,301
2009...................................................     3,295,276
Thereafter.............................................     5,066,429
                                                          -----------
                                                          $27,756,220
                                                          ===========

     Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note during 2002. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,544,227 at December 31, 2004) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At December 31, 2004, the fixed rate exceeded the 30-day LIBOR by 3.16%.

     In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with various sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,237,859 at December 31, 2004). The swap expires concurrently with the mortgage notes on September 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the 30-day LIBOR fixed rate exceeds the fixed rate by 0.33%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

     During the years ended December 31, 2004 and 2003, respectively, Liberty paid $1,426,081 and $1,490,518 in interest on its debt instruments.

6. NOTES PAYABLE TO RELATED PARTY

     Liberty has an unsecured note payable to Richard M. Osborne, its Chairman and Chief Executive Officer in the amount of $1,300,000 at December 31, 2004 and 2003. The note bears interest at 5.25% and requires monthly interest payments of $5,688 with the principal due in full on October 30, 2005.

7. EARNINGS/LOSS PER SHARE

     Basic income (loss) per share of common stock for 2004 and 2003 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for both 2004 and 2003. Liberty had no dilutive securities outstanding during 2004 and 2003.

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 -- (CONTINUED)

     At December 31, 2004 and 2003, options to purchase 135,000 and 170,000 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

     During the years ended December 31, 2004 and 2003, Liberty paid no cash distributions to its shareholders.

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

     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of December 31, 2004 and December 31, 2003,

                     LIBERTY SELF-STOR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 -- (CONTINUED)

Liberty owed Liberty Self-Stor II, Ltd. $362,241 and $264,992, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.

     Interest expenses on related party notes payable was $57,299 and $54,338 in 2004 and 2003.

     On December 28, 1999, the shareholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease has a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. For the years ended December 31, 2004 and 2003, $48,000 of this related party expense is included in general and administrative expenses.

     OsAir, Inc. employs a maintenance person from Liberty. The payroll and related benefits for a maintenance person are shown in the accounts receivable from related parties. As of December 31, 2004 and December 31, 2003, OsAir owed Liberty $13,427 and $32,729, respectively, associated with these transactions.

     Liberty is due $59,624 at December 31, 2004 and $50,019 at December 31, 2003 from various entities affiliated with Mr. Osborne for administrative and accounting services rendered by Liberty on behalf of those other entities. This amount is included in accounts receivable from related parties in the accompanying balance sheet.

     At December 31, 2004, Liberty had $198,707 net included in accounts receivable from related parties. The balance represents amounts owed by various companies of Mr. Osborne to Liberty.

     Additionally, Liberty has $10,276, net included in related party payables at December 31, 2003. The balances originated in 2000 and 2001 as amounts owed to various companies of Mr. Osborne. He has not requested payment of these amounts at this time.

     Marc C. Krantz, a director and secretary of Liberty, is the managing partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to Liberty.

10. COMMITMENTS AND CONTINGENCIES

     There are no material pending commitments or contingencies to which Liberty is a party or to which any of its assets are subject. Therefore, Liberty does not believe that any pending commitments or contingencies will have a material adverse effect on Liberty's financial condition, liquidity or results of operation.