Form 10QSB
period 2005-03-31
LIBERTY SELF STOR INC
filed 2005-05-13
CIK 1086411

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Issuer had 3,082,668 shares of common stock outstanding on April 30, 2005.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                     LIBERTY SELF-STOR, INC. and Subsidiary
                         Quarterly Report on Form 10-QSB

                                                                                Page
                                                                                ----
PART I   Financial Information

      Item 1.    Consolidated Balance Sheets (Unaudited)                           3
                 Consolidated Statements of Operation and Comprehensive
                       Loss (Unaudited)                                            4
                 Consolidated Shareholders' Equity                                 5
                 Consolidated Statements of Cash Flows (Unaudited)                 6
                 Notes to Consolidated Financial Statements                        7
      Item 2.    Management's Discussion and Analysis or Plan of Operation        15
      Item 3.    Controls and Procedures                                          20

PART II  Other Information

      Item 1.    Legal Proceedings                                                20
      Item 4.    Submission of Matters to a Vote of Security Holders              21
      Item 6.    Exhibits                                                         21

Certifications                                                                    23

                     Liberty Self-Stor, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                      March 31, 2005     December 31, 2004
                                                                        (unaudited)
                                                                      --------------     -----------------
                                                  ASSETS
Current Assets:
         Cash                                                         $      155,525     $         396,918
         Accounts Receivable                                                  18,411                   922
         Accounts Receivable from related parties                            314,041               271,758
         Assets Related to Discontinued Operations, net                   27,086,268            27,012,322
         Other current assets                                                  3,621                 2,862
                                                                      --------------     -----------------
Total Current Assets                                                      27,577,866            27,684,782

Property and Equipment:
         Land                                                                685,926               685,926
         Buildings and Improvement                                         3,935,928             3,935,928
         Furniture and Equipment                                             170,033               168,042
                                                                      --------------     -----------------
                                                                           4,791,887             4,789,896
         Less - Accumulated Depreciation                                     725,264               680,811
                                                                      --------------     -----------------
                                                                           4,066,623             4,109,085
Other Assets                                                                  37,656                38,293
                                                                      --------------     -----------------
         TOTAL ASSETS                                                 $   31,682,145     $      31,832,160
                                                                      ==============     =================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Current maturities of long-term debt                         $      147,138     $         151,406
         Note Payable to related party                                     1,300,000             1,300,000
         Accounts Payable                                                    175,205                91,526
         Accounts Payable to related parties                                 435,366               464,854
         Liabilities Related to Discontinued Operations, net              24,495,152            24,830,802
         Accrued expenses                                                    409,433               475,530
                                                                      --------------     -----------------
Total Current Liabilities                                                 26,962,294            27,314,118

Long term debt, net of current maturities:
         Third party                                                       2,236,379             2,270,844

Other long-term liabilities                                                   11,451                12,561

Minority interest liability                                                1,727,575             1,561,405

Commitments and contingencies                                                      -                     -

Shareholders' equity:
         Serial preferred stock - $.001 par value: 2,000,000
             shares authorized, no shares issued and outstanding                   -                     -
         Common Stock - $.001 par value: 50,000,000 shares
             authorized; 3,082,668 shares issued and outstanding,
             stated at                                                         3,083                 3,083
         Paid-in capital                                                  25,799,229            25,799,229
         Retained earnings - prior year                                  (25,176,918)          (25,180,319)
         Retained earnings - current year income                              54,664                 3,401
         Accumulated other comprehensive income                               64,388                47,838
                                                                      --------------     -----------------
Total Shareholders' Equity                                                   744,446               673,232
                                                                      --------------     -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $   31,682,145     $      31,832,160
                                                                      ==============     =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                For the Three Months Ended
                                                                         March 31,
                                                                    2005           2004
                                                                ------------    -----------
Revenues
         Revenues from real estate operations                   $    138,525    $    98,509
         Interest and other                                               64          5,632
                                                                ------------    -----------
Total revenues                                                       138,589        104,141

Operating expenses
         Interest expense                                             48,737         32,662
         Property taxes and insurance                                 29,720         25,673
         Property operating expense                                   51,338         43,840
         Legal and professional fees                                  57,019         32,332
         General and administrative, including amounts paid
         to a related party of $15,000 and $12,000                   151,023        166,026
         Depreciation and amortization                                45,455         40,734
                                                                ------------    -----------
Total expenses                                                       383,292        341,267
                                                                ------------    -----------

Loss from continuing operations before minority interest            (244,703)      (237,126)
Minority interest                                                   (171,292)      (165,988)
                                                                ------------    -----------
Loss from continuing operations                                      (73,411)       (71,138)

Income from discontinued operations net of minority
interest of $298,841 and $117,443                                    128,075         50,333
                                                                ------------    -----------
Net Income (Loss)                                               $     54,664    $   (20,805)
                                                                ============    ===========

Other comprehensive income (loss)
Changes in fair values of cash flow hedges, net of minority
interest of $38,621 and ($58,930)                                     16,550        (25,255)
                                                                ------------    -----------

Comprehensive Income (Loss):                                    $     71,214    $   (46,060)
                                                                ============    ===========

Weighted Average Number of Common Shares Outstanding:              3,082,668      3,082,668
                                                                ============    ===========

Net Loss per common share before discontinued operations -
basic and diluted:                                                      (.02)          (.02)

Discontinued operations per common share - basic and diluted             .04            .01

Net Income (Loss) per common share - basic and diluted:         $       0.02    $     (0.01)
                                                                ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                 Consolidated Statements of Shareholders' Equity
                    For The Three Months Ended March 31, 2005

                                                                                       Accumulated
                                                                    Retained              Other
                                   Common         Paid-in           Earnings          Comprehensive
                                    Stock         Capital            (Loss)           Income (Loss)        Total
                                   -------      ------------      -------------       -------------      ----------
Balance at December 31, 2004       $ 3,083      $ 25,799,229      $ (25,176,918)      $      47,838      $  673,232

Net Income                                                               54,664                              54,664
Change in fair value of cash
flow hedges                                                                                  16,550          16,550
                                   -------      ------------      -------------       -------------      ----------
Balance at March 31, 2005          $ 3,083      $ 25,799,229      $ (25,122,254)      $      64,388      $  744,446
                                   =======      ============      =============       =============      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Liberty Self-Stor, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the Three Months Ended March 31,
                                                                        2005                 2004
                                                                   --------------        -------------
Cash flows from operating activities:
Net income (loss)                                                  $       54,664        $     (20,805)
Adjustments to reconcile net loss to net cash from operating activities
         Depreciation and amortization                                     45,455               40,734
         Gain on sale of security                                               -               (5,002)
         Minority interest                                                127,549              (48,545)

Changes in operating assets and liabilities:
         Accounts receivable                                              (59,772)              (9,410)
         Other current assets                                                (759)               7,122
         Other assets                                                        (365)             (14,386)
         Accounts payable                                                  54,191              274,831
         Accrued expenses                                                 (66,097)             (50,393)
         Other liabilities                                                 (1,110)              (1,480)
                                                                   --------------        -------------
         Net cash provided by operating activities                        153,756              172,666

Cash flows from investing activities:
         Purchases of property equipment, net                              (1,991)            (943,974)
         Proceeds from sale of security                                         -               12,602
                                                                   --------------        -------------
         Net cash used in investing activities                             (1,991)            (931,372)

Cash flows from financing activities:
         Principal payments on notes payable                              (38,733)            (160,773)
         Borrowings from related party                                          -              250,000
         Borrowings from third party                                            -              787,500
                                                                   --------------        -------------
         Net cash (used in) provided by financing activities              (38,733)             876,727
                                                                   --------------        -------------

Net cash used in Discontinued Operations                                 (354,425)            (452,640)
                                                                   --------------        -------------

Net decrease in cash                                                     (241,393)            (334,619)

Cash,  beginning of period                                                396,918              534,346
                                                                   --------------        -------------

Cash,  end of period                                               $      155,525        $     199,727
                                                                   ==============        =============

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

      On December 28, 1999, a special meeting of stockholders was held for the purpose of electing trustees and approving and adopting certain proposals including, but not limited to, approval of the reincorporation of Meridian into Liberty and the formation of an operating partnership, LSS I Limited Partnership ("LSS"), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the "Ohio LLC"). The members of the Ohio LLC were Richard M. Osborne, Chairman and Chief Executive Officer of Liberty, Thomas J. Smith, Liberty's President and Chief Operating Officer, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

      All of the proposals were approved by the stockholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, Liberty is now able to invest proceeds from sales and refinancings in additional properties. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. Liberty contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of Liberty, convertible into shares of Liberty stock on a one-for-one basis. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2005, Liberty and the former members of the Ohio LLC have 30% and 70% equity interests in LSS, respectively. The minority interest liability of $1,727,575 at March 31, 2005, represents the 70% interest in the net assets of LSS held by the former members of the Ohio LCC. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. At March 31, 2005, Liberty owned and operated 20 self-storage facilities. On April 5, 2005, Liberty sold 18 of its self-storage facilities. See Note 2.

2. SUBSEQUENT EVENT

      On April 5, 2005, Liberty completed the sale of substantially all of its self-storage facilities to U-Store-It, L.P. ("U-Store-It") except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. The pretax book value gain is approximately $17.1 million. After the payment of Liberty's debt and expenses, Liberty had approximately $8.4 million available from the purchase price which were distributed to the owners of its operating partnership, LSS I Limited Partnership. Liberty has a 29.9% equity interest in the operating partnership, and Mr. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, Thomas J. Smith, Liberty's President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, have the remaining 70.1% equity interest in the operating partnership. The consideration allocated to Liberty for the sale of the facilities was approximately $2.4 million with the remaining $6.0 million being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest.

      Holders of Liberty common stock received a $0.20 per share dividend for stockholders of record at the close of business on April 13, 2005. Stockholders received the special dividend payment on April 22, 2005.

      At this time, Liberty's Board of Directors has not determined its future business plans. Liberty intends to investigate and evaluate available business opportunities. Liberty may pursue a business combination with a private business that wishes to take advantage of its public company status, but at the present time, there are no agreements, understandings or arrangements with respect to any particular transaction.

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

      Liberty believes that all adjustments consisting of normal recurring adjustments and accruals considered necessary for fair presentation have been included.

Accounts Receivable

      Liberty's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, Liberty generally writes off the balance directly to expense. For such past due accounts, Liberty has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Bad debt expense for the three months ended March 31, 2005 was $21,453 compared to $28,270 for the three months ended March 31, 2004. Recoveries for the three months ended March 31, 2005 was $22,455 compared to $27,819 for the three months ended March 31, 2004. Based upon management's specific review of past due accounts at year-end and favorable collection history, Liberty concluded that no allowance for doubtful accounts was required at March 31, 2005.

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

      Liberty also leases certain commercial space in its Painesville and Southold properties under long-term lease agreements. Total lease revenue related to these leases was $63,729 and $62,831, a portion of which is recorded as discontinued operations for the three months ended March 31, 2005 and 2004, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

      Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending March 31 and thereafter are as follows:

2006              $    224,091
2007                   226,413
2008                   204,376
2009                   164,676
2010                   164,676
Thereafter              91,335
                  ------------
                  $  1,075,567
                  ============

      Discontinued operations has one lease expiring August 30, 2005 whose revenue for 2005 will be $7,500.

Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in stockholders' equity from non-owner sources and, for Liberty, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS No. 133, as amended.

Reclassifications

      As a result of the sale of all but two of Liberty's self-storage facilities, certain amounts in the March 31, 2004 financial statements have been reclassified to conform to the March 31, 2005 presentation. These reclassifications had no effect on net loss or shareholder's equity as previously reported.

Advertising and Promotion Costs

      Liberty expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion totaled $39,876 for the three months ended March 31, 2005 compared to $38,819 for the three months ended March 31, 2004.

Employee Benefits

      The 1999 Stock Option Plan ("the Plan"), which was approved by stockholders, permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "options") and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to Liberty, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. Liberty may grant up to 300,000 options or restricted shares pursuant to the Plan. As of March 31, 2005 and 2004, 135,000 and 160,000 options were outstanding. No additional options were granted or exercised during the three months ended March 31, 2005 and 2004.

      Liberty follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options granted. The pro forma effect on compensation expense for the three months ended March 31, 2005 and 2004 related to the stock options granted is not presented, since the options were fully vested on January 31, 2003.

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

Fair Value of Financial Instruments

      The fair value of the Company's financial instruments are determined by using available market information and appropriate valuation methodologies. Liberty's principal financial instruments are cash, accounts receivable, accounts payable, notes payable, and interest rate swaps. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, Liberty's book value approximated the fair value of its long-term debt at March 31, 2005. The interest rate swaps are carried at market value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative Instruments

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Liberty is party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. The fair market values of the swaps at March 31, 2005 and December 31, 2004 were $214,628 and $159,457, respectively. The swaps are included in Assets Related to Discontinued Operations, net in the accompanying consolidated balance sheets, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of accumulated other comprehensive income for the reporting periods. The gains or losses on the interest swaps are recorded in interest expense.

Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123-R (revised 2004). This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Liberty does not believe that the adoption of this statement will materially effect their financial position or results of operations.

4. DISCONTINUED OPERATIONS

      Liberty's results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities to be sold as discontinued operations for all periods presented. The following table summarizes income from discontinued operations:

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                      2005           2004
                                                                   -----------    -----------
Revenues
        Revenues from real estate operations                       $ 1,250,674    $ 1,278,215

Operating expenses
        Interest expense                                               322,145        319,862
        Property taxes and insurance                                   158,709        147,191
        Property operating expense                                     306,102        285,145
        Legal and professional fees                                      5,001         24,760
        General and administrative                                      22,389         33,425
        Depreciation and amortization                                    9,412        300,056
                                                                   -----------    -----------
Total expenses                                                         823,758      1,110,439
                                                                   -----------    -----------

Income from discontinued operations before minority interest           426,916        167,776
Minority interest                                                      298,841        117,443
                                                                   -----------    -----------
Income from discontinued operations                                $   128,075    $    50,333
                                                                   ===========    ===========

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                           Current            Outstanding Balances at
     Site               Interest Rate          Maturity    Interest           -----------------------
   Reference                Index                Date        Rate       March 31, 2005      December 31, 2004
--------------   ------------------------      --------    --------     --------------      -----------------
Gahanna          Prime                         3-01-09      5.50%       $      751,075       $     760,910
Painesville      30 day LIBOR plus 2.50%
                 Converts to 5 yr US
                 Treasury
                 Plus 2.25% on April, 2005     3-30-09      5.19%            1,632,442           1,661,340
Painesville      Prime                        10-30-05      5.50%            1,300,000           1,300,000
                                                                        --------------       -------------
                                         Continuing Operations Total         3,683,517           3,722,250

Catawba          30 day LIBOR plus 2.50%       6-01-06      5.22%              228,955             231,071
Mentor           3 yr US Treasury plus 2.75%   6-04-09      5.50%            1,606,089           1,624,905
Springfield      Fixed                         6-01-05      9.10%            1,428,919           1,439,422
                 Fixed                         6-30-25      7.75%              462,420             464,760
Riverhead        30 day LIBOR plus 2.50%       6-01-06      5.22%            1,012,290           1,032,077
Westlake         3 yr adj Prime plus 0.75%     8-01-11      5.00%            2,282,846           2,305,524
Dayton           30 day LIBOR plus 2.50%       6-01-06      5.22%              645,136             654,158
Southold         30 day LIBOR plus 2.25%       4-01-06      4.84%            3,063,936           3,086,001
Avon             Prime plus 0.75%              2-01-07      6.25%            1,605,194           1,616,683
Cleveland/       5 yr US Treasury plus
Leuer Ave.       2.75%                         3-25-13      5.50%            3,339,500           3,360,111
(a) Various      30 day LIBOR plus 2.50%       6-01-06      5.22%            8,145,778           8,219,258
                                                                        --------------       -------------
                                       Discontinued Operations Total        23,821,063          24,033,970

                                                Long-Term Debt Total        27,504,580          27,756,220
                                  Less Continuing current maturities           147,138             151,406
                                Less Discontinued current maturities         2,153,807           2,258,502
                                            Less related party notes         1,300,000           1,300,000
                                                                        --------------       -------------
                    Long-Term debt, net of current maturities and
                             related party notes payable                $   23,903,635       $  24,046,312
                                                                        ==============       =============

    (a) 10 sites secure this loan including, Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton and Endicott.

All of the above facility loans are secured by real property and personally guaranteed by a stockholder of Liberty.

      Future maturities of debt, based on stated maturities, inclusive of related party notes payable discussed further in Note 6, for each of the succeeding annual periods ending March 31 and thereafter are as follows:

                   Continuing       Discontinued
                   Operations       Operations
                 ------------      -------------
2006             $   1,447,138     $   2,153,807
2007                   155,056        14,533,524
2008                   163,399           301,953
2009                 1,917,924           318,716
2010                         -         1,506,300
Thereafter                   -         5,006,763
                 -------------     -------------
                 $   3,683,517     $  23,821,063
                 =============     =============

      Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note during 2002. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,533,195 at March 31, 2005) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At March 31, 2005, the fixed rate exceeded the 30-day LIBOR by 2.75%.

      In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with various sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,139,582 at March 31, 2005). The swap expires concurrently with the mortgage notes on September 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the 30-day LIBOR fixed rate exceeds the fixed rate by 0.74%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

      During the three months ended March 31, 2005 and 2004, respectively, Liberty paid $376,903 and $436,304 in interest on its debt instruments.

6. NOTES PAYABLE TO RELATED PARTY

      Liberty has an unsecured note payable to Richard M. Osborne, its Chairman and Chief Executive Officer in the amount of $1,300,000 at March 31, 2005 and December 31, 2004. The note bears interest at 5.50% and requires monthly interest payments of $5,958 with the principal due in full on October 30, 2005.

7.  EARNINGS/LOSS PER SHARE

         Basic income (loss) per share of common stock for the three months ended March 31, 2005 and 2004 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for both periods. Liberty had no dilutive securities outstanding for the three months ended March 31, 2004.

         At March 31, 2005 and 2004, options to purchase 135,000 and 160,000 shares of common stock were outstanding. The diluted securities outstanding at March 31, 2005 had no effect on diluted earnings per share. The following table presents a calculation of the components used in the calculation of basic and diluted earnings per share.

                                                       Three Months Ended
                                                         March 31, 2005
                                                      ---------------------
     Basic Shares Outstanding                              3,082,668

     Dilutive Effect of Stock Option Plan                      3,234

     Dilutive Shares Outstanding                           3,085,902


During the three months ended March 31, 2005 and 2004, Liberty paid no cash distributions to its stockholders.


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

      To qualify for REIT status, Liberty must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to stockholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at Liberty, no assurance can be given regarding Liberty's qualification as a REIT for any particular year.

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

9. OTHER RELATED PARTY TRANSACTIONS

      In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613. Liberty's board subsequently authorized the expense reimbursement because of the benefit to Liberty of the proxy solicitation. The reimbursement was conditioned upon the authorization by the stockholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is included in accounts payable to related parties on Liberty's consolidated balance sheet.

      Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. Liberty has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of March 31, 2005 and December 31, 2004, Liberty owed Liberty Self-Stor II, Ltd. $332,753 and $362,241, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.

      Interest expenses on related party notes payable was $17,568 and $13,144 for the three months ended March 31, 2005 and 2004, respectively.

      On December 28, 1999, the stockholders approved Liberty's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease has a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. For the three months ended March 31, 2005 and 2004, $15,000 and $12,000, respectively of this related party expense is included in general and administrative expenses.

      OsAir, Inc. employs a maintenance person from Liberty. The payroll and related benefits for a maintenance person are shown in the accounts receivable from related parties. As of March 31, 2005 and December 31, 2004, OsAir owed Liberty $20,428 and $13,427, respectively, associated with these transactions.

      At March 31, 2005, Liberty had $293,613 net included in accounts receivable from related parties. The balance represents amounts owed by various companies of Mr. Osborne to Liberty. Some of these expenses relate to administrative and accounting services rendered by Liberty on behalf of those other entities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (UNAUDITED)

Introduction and Discussion of Known Trends, Events and Uncertainties

      On April 5, 2005, Liberty completed the sale of substantially all of its self-storage facilities to U-Store-It, L.P. ("U-Store-It") except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. The pretax book value gain is approximately $17.1 million. After the payment of Liberty's debt and expenses, Liberty had approximately $8.4 million available from the purchase price which were distributed to the owners of its operating partnership, LSS I Limited Partnership. Liberty has a 29.9% equity interest in the operating partnership, and Mr. Osborne, Liberty's Chairman of the Board and Chief Executive Officer, Thomas J. Smith, Liberty's President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, have the remaining 70.1% equity interest in the operating partnership. The consideration allocated to Liberty for the sale of the facilities was approximately $2.4 million with the remaining $6.0 million being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest.

      Holders of Liberty common stock received a $0.20 per share dividend for stockholders of record at the close of business on April 13, 2005. Stockholders received the special dividend payment on April 22, 2005.

      At this time, Liberty's Board of Directors has not determined its future business plans. Liberty intends to investigate and evaluate available business opportunities. Liberty may pursue a business combination with a private business that wishes to take advantage of its public company status, but at the present time, there are no agreements, understandings or arrangements with respect to any particular transaction.

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

Liquidity and Capital Resources

      Liquidity represents Liberty's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for Liberty is cash generated from rental charges at its self-storage facilities. Liberty showed net income equal to $54,664 for the three months ended March 31, 2005 compared to a net loss of $20,805 for the three months ended March 31, 2004. Cash and cash equivalents were $155,525 at March 31, 2005, as compared to $396,918 at December 31, 2004. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

      Liberty uses cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt. Sources of liquidity over the next 12-month period include available cash and cash generated from rental charges at its self-storage facilities. As an additional source of liquidity, Liberty may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments. As a result of the sale of its eighteen self-storage facilities to U-Store-It, Liberty does not anticipate refinancing any of its debt. The sale provided liquidity to Liberty. The consideration allocated to Liberty for the sale of the properties was approximately $2.4 million.

      Liberty's current maturities of long-term debt from continuing operations decreased $4,268, or 2.8%, to $147,138 at March 31, 2005, from $151,406 at
December 31, 2004. The decrease is the result of normal principle repayments.

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

      If Liberty determines to refinance or retire any of its maturing debt, there can be no assurance that Liberty will be able to do so. If adequate funds are not available or not available on acceptable terms, Liberty's business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. Liberty may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage, incur additional debt or sell assets. Given the low trading price of shares of Liberty's common stock, any additional issuance of stock will be dilutive to existing stockholders and would likely be significantly dilutive. There can be no assurance that Liberty will be able to issue any additional shares of stock, sell its properties at prices that Liberty believes are reasonable or obtain additional debt on favorable terms. Notwithstanding the sale of 18 of Liberty's properties, long-term liquidity will depend upon Liberty's ability to obtain financing and attain profitable operations. Because most of Liberty's debt is variable, Liberty's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of Liberty's debt. Mr. Osborne is under no legal obligation, requirement or agreement to guarantee any of refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, our business and results of operations would be materially and adversely affected and Liberty may be unable to continue to fund its operations.

Material Changes in Results of Operations

      During the third quarter of 2004, Liberty entered into an agreement to sell all of its self-storage facilities to U-Store-It except its Painesville, Ohio and Gahanna, Ohio facilities. Liberty's results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities to be sold as discontinued operations for all periods presented. See Notes 2 and 4 of the Notes to Consolidated Financial Statements for additional details. The discussion for the material changes in results of continuing operations includes only those properties remaining after the sale of the discontinued operations.

Revenues from Continuing Operations

      Total revenues from continuing real estate operations and interest income increased $34,448 or 33.1%, to $138,589, for the three months ended March 31, 2005, from $104,141 for the three months ended March 31, 2004. Revenues increased largely due to the addition of the Gahanna facility in February 2004. Total revenues for the three months ended March 31, 2005 had three months of revenue from the Gahanna facility, where the three months ended March 31, 2004 had one month of revenue from the Gahanna facility.

Expenses from Continuing Operations

      Interest expense from continuing operations increased $16,075, or 49.2%, to $48,737 for the three months ended March 31, 2005 compared to $32,662 for the three months ended March 31, 2004. The expense was largely increased by the debt service for the Gahanna property purchase and the rise in interest rates on Liberty's debt service.

      Property taxes and insurance expenses from continuing operations increased $4,047 or 15.8%, to $29,720 for the three months ended March 31, 2005 compared to $25,673 for the three months ended March 31, 2004. Property taxes and property insurance increased largely due to the accrual for real estate taxes on the newly purchased Gahanna storage facility.

      Property operating expenses from continuing operations increased $7,498 or 17.1%, to $51,338 for the three months ended March 31, 2005 compared to $43,840 for the three months ended March 31, 2004. The increase in property operating expenses was largely attributable to the purchase of the Gahanna facility in February 2004.

      Legal and professional fees increased $24,687 or 76.4% to $57,019 for the three months ended March 31, 2005 compared to $32,332 for the three months ended March 31, 2004. The increase is largely due to additional fees incurred relating to the proposed sale of Liberty's eighteen self-storage facilities to U-Store-It. Since these fees are expenses of Liberty and not the individual sites they are included in continuing operations.

      General and administrative expenses from continuing operations decreased $15,003 or 9.0%, to $151,023 for the three months ended March 31, 2005 compared to $166,026 for the three months ended March 31, 2004, largely due to fewer personnel and decreased office supply purchases.

      Depreciation expenses from continuing operations increased $4,721 or 11.6%, to $45,455 for the three months ended March 31, 2005 compared to $40,734 for the three months ended March 31, 2004, largely due to the Gahanna property purchase.

Loss from Continuing Operations

      As a result of the factors noted above, Liberty's loss from continuing operations increased $2,273, or 3.2%, to $73,411 for the three months ended March 31, 2005 from a loss of $71,138 for the three months ended March 31, 2004.

Income from Discontinued Operations

      Liberty's income from discontinued operations net of minority interest increased $77,742, or 154.5%, to $128,075 for the three months ended March 31, 2005 from $50,333 for the three months ended March 31, 2004. The increase is partially due to the discontinuance of fixed asset depreciation after September 7, 2004, which is the date Liberty entered into an asset purchase agreement with U-Store-It for the sale of eighteen of its self-storage facilities. Also prior to September 7, 2004, most properties were improved where necessary with roof repairs, gutters, painting and some new gates.

Net Income (Loss)

      As a result of the factors noted above, Liberty had net income of $54,664 for the three months ended March 31, 2005 compared to a net loss of $20,805 for the three months ended March 31, 2004.

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

The following table sets forth the calculation of FFO for continuing operations:

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                    2005                 2004
                                                               ----------------  ------------------
Net Income (Loss)                                                 $   (73,411)      $  (71,138)
Adjustments:
Depreciation of real estate and amortization of deferred fees          45,455           40,734
Minority Interest                                                    (171,292)        (165,988)
                                                                  -----------       ----------
FFO                                                               $  (199,248)      $ (196,392)
                                                                  ===========       ==========

      Interest rate risk is the risk that interest rates will increase, which will affect Liberty's interest expense on its variable rate loans to increase.

      The variable portion of Liberty's debt is approximately $25.6 million. If Liberty's interest rates on the variable rate loans were to increase by 1% per year, Liberty's interest expense would increase approximately $256,000 on an annual basis. Liberty's debt includes both fixed and variable interest rates; therefore, if interest rates increase, Liberty's results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

      Liberty entered into an interest rate swap agreement in connection with the Southold facility mortgage note during 2002. This interest rate swap transaction, which had an original notional amount of $1,650,000 (notional amount of $1,533,195 at March 31, 2005) is equivalent to 50% of the outstanding mortgage principal, and expires concurrently with the mortgage note on April 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 5.44% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 5.44% per year exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 5.44%, the bank pays Liberty the difference. At March 31, 2005, the fixed rate exceeded the 30-day LIBOR by 2.75%.

      In the second quarter of 2003, Liberty entered into an interest rate swap agreement in connection with various sites for mortgage notes which had an original notional amount of $10,598,000 (notional amount of $10,139,582 at March 31, 2005). The swap expires concurrently with the mortgage notes on September 1, 2006. The terms of the interest rate swap consist of calculating the difference between a fixed rate of 1.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 1.95% exceeds the 30-day LIBOR rate, Liberty pays the bank the difference. In the event that the 30-day LIBOR rate exceeds the fixed rate of 1.95%, the bank pays Liberty the difference. Currently, the 30-day LIBOR fixed rate exceeds the fixed rate by 0.74%. This interest rate swap will effectively cap the Company's interest rate on the debt at 4.45% for the life of the loan. Both of these interest rate swap agreements have been accounted for as cash flow hedges pursuant to SFAS No. 133.

      The fair market values of the swaps at March 31, 2005 and December 31, 2004 were $214,628 and $159,457, respectively. The swaps are included in Assets Related to Discontinued Operations, net in the accompanying consolidated balance sheet, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods.

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

      - Liberty's future business plans as a result of the sale of eighteen of its self-storage facilities to U-Store-It;

      - the interest rate market, which, when interest rates increase, will cause Liberty's expenses on its variable-rate mortgages to increase;

      - Liberty's ability to increase occupancy and rental rates at its self-storage facilities;

      - the failure to successfully integrate acquired and newly-constructed facilities into Liberty, including the acquisition in Gahanna, Ohio;

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

Election of REIT Status

      Liberty intends to be taxed as a REIT under Section 856(c)(1) of the Internal Revenue Code for the fiscal year ending March 31, 2005. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT's taxable income. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.

      To qualify for REIT status, Liberty must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with other permitted assets; that a REIT distributes substantially all its ordinary taxable income to stockholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at Liberty, no assurance can be given regarding Liberty's qualification as a REIT for any particular year. If Liberty failed to qualify as a REIT, distributions to stockholders would no longer be required. In addition, distributions originally treated as capital gain distributions could be re-characterized as ordinary dividend distributions to stockholders. Moreover, Liberty might not be able to elect to be treated as a REIT for the four taxable years after the year during which Liberty ceased to qualify as a REIT. If Liberty later re-qualified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of re-qualification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

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

Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123-R (revised 2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Liberty does not believe that the adoption of this statement will materially effect its financial position or results of operations.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

      As of March 31, 2005, Liberty carried out an evaluation under the supervision and with the participation of Liberty's management, including Liberty's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Liberty's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Liberty's Chief Executive Officer and Chief Financial Officer concluded that Liberty's disclosure controls and procedures are effective in timely alerting them to material information relating to Liberty required to be included in Liberty's periodic SEC filings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2005, Liberty held a special meeting of its stockholders. Stockholders were asked to vote on a proposal to sell substantially all of Liberty's assets to U-Store-It pursuant to the terms of an asset purchase agreement more fully described in a proxy statement filed with the Securities and Exchange Commission on February 7, 2005. The proposal was approved by two-thirds of the outstanding shares of Liberty common stock.

Voting included: For: 2,061,312; Against: 45,950; Abstain 35,348.

ITEM 6. EXHIBITS

(a)   INDEX

NO.   DESCRIPTION

(In accordance with Item 601 of Regulation S-B)

Exhibit No.                                 Description
-----------                                 -----------
2.1              Purchase and Sale Agreement entered into August 4, 1997, together wit
               First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase and Sale Agreement effective August 15,
               1997, between Meridian Point Realty Trust `83 and 2400 Charleston
               Associates, LLC (successor to Rubin-Pachulski Properties, Inc.) (Filed as
               Exhibit 10.1 to Registrant's Form 8-K dated September 5, 1997 and incorporated herein by reference.)

2.2              Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust `83, Liberty Self-Stor, Inc. and
               Liberty Self-Stor Limited Partnership (Exhibits A and B to the Agreement
               and Plan of Merger are Exhibits 3.1 and 3.2, respectively) (Filed as
               Exhibit 2.1 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.1              Articles of Incorporation of Liberty Self-Stor, Inc. (Filed as Exhibit
               3.1 to Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.2              Bylaws of Liberty Self-Stor, Inc. (Filed as Exhibit 3.2 to Registrant's
               Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.1             Agreement between Meridian Point Realty Trust `83 and E&L Associates, dated February 23, 1996 (Filed as part of Registrant's Form 8-K dated
               February 10, 1995 and incorporated herein by reference.)

10.2             Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust `83 and U.S. Trust Company, N.A.
               (Filed as Exhibit 10.2 to Registrant's Form 10-KSB dated March 31, 1999 and incorporated herein by reference.)

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

10.8 Contract among Acquiport/Amsdell I Limited Partnership and/or its nominee, Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd (Filed as Exhibit 10.1 to Registrant's Form 8K; dated September 7, 2004 and incorporated herein by reference)

31.1*       Section 302 Certification of Chairman of the Board and Chief Executive
          Officer (principal executive officer) pursuant to the Sarbanes-Oxley
          Act of 2002

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

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Liberty Self-Stor, Inc.

Date: May 12, 2005                  By: /s/ Richard M. Osborne
                                        ----------------------
                                            Richard M. Osborne
                                    Chairman of the Board and Chief Executive
                                    Officer

Date: May 12, 2005                  By: /s/ C. Jean Mihitsch
                                        --------------------
                                            C. Jean Mihitsch
                                    Chief Financial Officer