Form 10QSB
period 2005-06-30
JOHN D. OIL & GAS CO
filed 2005-08-15
CIK 1086411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 0-30502

                           JOHN D. OIL AND GAS COMPANY

        (Exact name of Small Business Issuer as specified in its charter)

                 MARYLAND                              94-6542723
    -------------------------------       ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

               8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
               --------------------------------------------------
                     (Address of principal executive office)

                                 (440) 974-3770
                (Issuer's telephone number, including area code)

                             LIBERTY SELF-STOR, INC.
                                  (Former Name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Issuer had 3,082,668 shares of common stock outstanding on August 1, 2005.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                   JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY
                         Quarterly Report on Form 10-QSB

                                                                                  Page
                                                                                  ----
PART I     Financial Information

    Item 1.     Consolidated Balance Sheets (Unaudited)                             3
                Consolidated Statements of Operation and Comprehensive
                      Loss (Unaudited)                                              4
                Consolidated Statement of Shareholders' Equity                      5
                Consolidated Statements of Cash Flows (Unaudited)                   6
                Notes to Consolidated Financial Statements                          7
    Item 2.     Management's Discussion and Analysis or Plan of Operation          15
    Item 3.     Controls and Procedures                                            21

PART II    Other Information

    Item 1.     Legal Proceedings                                                  21
    Item 4.     Submission of Matters to a Vote of Security Holders                21
    Item 6.     Exhibits                                                           22

Certifications                                                                     27

                   John D. Oil and Gas Company and Subsidiary
                           Consolidated Balance Sheets

                                                                         June 30, 2005     December 31, 2004
                                                                          (unaudited)
                                                                         --------------    -----------------
                                     ASSETS
Current Assets:
   Cash                                                                  $   1,607,870      $       396,918
   Accounts Receivable                                                          35,371                  922
   Accounts Receivable from related parties                                     49,339              271,758
   Assets Related to Discontinued Operations, net                                    -           27,012,322
   Other current assets                                                          1,668                2,862
                                                                         -------------      ---------------
Total Current Assets                                                         1,694,248           27,684,782

Property and Equipment:
   Land                                                                        685,926              685,926
   Buildings and Improvement                                                 3,935,928            3,935,928
   Furniture and Equipment                                                     194,613              168,042
                                                                         -------------      ---------------
                                                                             4,816,467            4,789,896
   Less - Accumulated Depreciation                                             770,536              680,811
                                                                         -------------      ---------------
                                                                             4,045,931            4,109,085
Other Assets                                                                    37,018               38,293
                                                                         -------------      ---------------
   TOTAL ASSETS                                                          $   5,777,197      $    31,832,160
                                                                         =============      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Current maturities of long-term debt                                  $     133,150      $       151,406
   Note Payable to related party                                             1,300,000            1,300,000
   Accounts Payable                                                             14,607               91,526
   Accounts Payable to related parties                                          12,839              464,854
   Liabilities Related to Discontinued Operations, net                               -           24,830,802
   Accrued expenses                                                            299,224              475,530
                                                                         -------------      ---------------
Total Current Liabilities                                                    1,759,820           27,314,118

Long term debt, net of current maturities:                                   2,217,082            2,270,844

Other long-term liabilities                                                     10,341               12,561

Minority interest liability (receivable)                                      (122,590)           1,561,405

Commitments and contingencies                                                       -                    -

Shareholders' equity:
   Serial preferred stock - $.001 par value: 2,000,000
       shares authorized, no shares issued and outstanding                          -                    -
   Common Stock - $.001 par value: 50,000,000 shares
       authorized; 3,082,668 shares issued and outstanding,
       stated at                                                                 3,083                3,083
   Paid-in capital                                                          25,799,229           25,799,229
   Retained earnings                                                       (23,889,768)         (25,176,918)
   Accumulated other comprehensive income                                            -               47,838
                                                                         -------------      ---------------
Total Shareholders' Equity                                                   1,912,544              673,232
                                                                         -------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $   5,777,197      $    31,832,160
                                                                         =============      ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   John D. Oil and Gas Company and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                      For the Three Months Ended      For the Six Months Ended
                                                                                 June 30,                     June 30,
                                                                         2005           2004           2005               2004
                                                                      -------------  ------------   -------------   -------------
Revenues
          Revenues from real estate operations                        $    116,951   $   132,999    $    255,476    $    231,508
          Interest and other                                                 8,571           197           8,635           5,829
                                                                      ------------   -----------    ------------    ------------
Total revenues                                                             125,522       133,196         264,111         237,337

Operating expenses
          Interest expense                                                  53,830        39,898         102,567          72,560
          Property taxes and insurance                                      36,044        35,729          65,764          61,402
          Property operating expense                                        36,235        55,538          87,573          99,378
          Legal and professional fees                                      132,572        54,931         189,591          87,263
          General and administrative, including amounts paid
          to a related party of $30,000 in 2005 and $24,000
          in 2004                                                          361,741       151,249         512,764         317,275
          Depreciation and amortization                                     40,546        53,101          86,001          93,835
                                                                      ------------   -----------    ------------    ------------
Total expenses                                                             660,968       390,446       1,044,260         731,713
                                                                      ------------   -----------    ------------    ------------

Loss from continuing operations before minority interest                  (535,446)     (257,250)       (780,149)       (494,376)
Minority interest                                                         (374,812)     (180,075)       (546,104)       (346,063)
                                                                      ------------   -----------    ------------    ------------
Loss from continuing operations                                           (160,634)      (77,175)       (234,045)       (148,313)

Income (loss) from discontinued operations, net of minority
interest of ($107,269) and $134,670 for the three months
ended June 30, 2005 and 2004, respectively, and $191,573 and
$252,113 for the six months ended June 30, 2005 and 2004,
respectively                                                               (45,972)       57,715          82,103         108,048
Gain on sale of assets from discontinued operations, net of
minority interest of $4,796,460                                          2,055,626             -       2.055,626               -
                                                                      ------------   -----------    ------------    ------------
Income from discontinued operations                                      2,009,654        57,715       2,137,729         108,048
                                                                      ------------   -----------    ------------    ------------
Net Income (Loss)                                                     $  1,849,020   $   (19,460)   $  1,903,684    $    (40,265)
                                                                      ------------   -----------    ------------    ------------

Other comprehensive income
Changes in fair values of cash flow hedges, net of minority
interest of ($45,072) and $172,989 for the three months
ended June 30, 2005 and 2004, respectively, and ($33,487)
and $114,059 for the six months ended June 30, 2005 and
2004, respectively                                                         (19,316)       74,137         (14,351)         48,882
                                                                      ------------   -----------    ------------    ------------

Comprehensive Income:                                                 $  1,829,704   $    54,677    $  1,889,333    $      8,617
                                                                      ============   ===========    ============    ============

Weighted Average Number of Common Shares Outstanding-basic and
diluted:                                                                 3,082,668     3,082,668       3,082,668       3,082,668
                                                                      ============   ===========    ============    ============

Loss per common share from continuing operations - basic and
diluted:                                                              $      (0.05)       (0.03)    $      (0.07)   $      (0.05)

Earnings per common share from discontinued operations-basic and
diluted:                                                                      0.65          0.02            0.69            0.04
                                                                      ------------   -----------    ------------    ------------
Earnings (Loss) per common share-basic and
diluted:                                                              $       0.60   $     (0.01)   $       0.62    $      (0.01)
                                                                      ============   ===========    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   John D. Oil and Gas Company and Subsidiary
                 Consolidated Statement of Shareholders' Equity
                     For The Six Months Ended June 30, 2005
                                   (Unaudited)

                                                                                           Accumulated
                                                                            Retained          Other
                                               Common      Paid-in          Earnings      Comprehensive
                                                Stock      Capital           (Loss)       Income (Loss)     Total
                                             ---------   ------------    -------------    -------------  -----------
Balance at December 31, 2004                 $   3,083   $ 25,799,229    $ (25,176,918)    $    47,838   $   673,232

Cash Dividends of $0.20 per share                                             (616,534)                     (616,534)
Net Income                                                                   1,903,684                     1,903,684
Change in fair value of cash flow hedges                                                       (47,838)      (47,838)
                                             ---------   ------------    -------------     -----------   -----------

Balance at June 30, 2005                     $   3,083   $ 25,799,229    $ (23,889,768)    $         -   $ 1,912,544
                                             =========   ============    =============     ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   John D. Oil and Gas Company and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the Six Months Ended June 30,
                                                                                         2005                2004
                                                                                    ---------------     -------------
Cash flows from operating activities:
Net income (loss)                                                                   $    1,903,684      $    (40,265)
Adjustments to reconcile net loss to net cash from operating activities
          Depreciation and amortization                                                     86,001            93,835
          Gain on sale of security                                                               -            (5,002)
          Minority interest                                                               (546,104)          (93,951)
Changes in operating assets and liabilities:
          Accounts receivable                                                              187,970            65,402
          Other current assets                                                               1,194             7,918
          Other assets                                                                       4,999           (13,235)
          Accounts payable                                                                (528,934)          139,214
          Accrued expenses                                                                (176,306)          (19,230)
          Other liabilities                                                                 (2,220)           (2,220)
                                                                                    --------------      ------------
          Net cash provided by operating activities                                        930,284           132,466

Cash flows from investing activities:
          Purchases of property equipment, net                                             (26,571)       (1,151,201)
          Proceeds from sale of security                                                         -            12,602
                                                                                    --------------      ------------
          Net cash provided by (used in) investing activities                              (26,571)       (1,138,599)

Cash flows from financing activities:
          Distributions to minority interest                                            (6,014,305)                -
          Dividends paid to shareholders                                                  (616,534)                -
          Principal payments on notes payable                                              (72,018)         (329,610)
          Borrowings from related party                                                          -           250,000
          Borrowings from third party                                                            -           787,500
                                                                                    --------------      ------------
          Net cash (used in) provided by financing activities                           (6,702,857)          707,890
                                                                                    --------------      ------------

Net cash provided by Discontinued Operations                                             7,010,096           138,606
                                                                                    --------------      ------------

Net increase (decrease) in cash                                                          1,210,952          (159,637)

Cash, beginning of period                                                                  396,918           534,346
                                                                                    --------------      ------------

Cash, end of period                                                                 $    1,607,870      $    374,709
                                                                                    ==============      ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

  John D. Oil and Gas Company (formerly Liberty Self-Stor, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements

1. GENERAL

      John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. ("the Company") is a corporation organized under the laws of the State of Maryland for the purpose of operating, managing, developing, expanding and investing in self-storage facilities. The Company was formerly known as Meridian Point Realty Trust '83 ("Meridian"). On December 29, 1999, Meridian was merged with and reincorporated into the Company. On June 27, 2005, the Company changed its name to John D. Oil and Gas Company.

      On December 28, 1999, a special meeting of stockholders was held for the purpose of electing trustees and approving and adopting certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company and the formation of an operating partnership, LSS I Limited Partnership ("LSS"), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the "Ohio LLC"). The members of the Ohio LLC are Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the Company's President and Chief Operating Officer, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

      All of the proposals were approved by the stockholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into the Company, then known as Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, the Company was able to invest proceeds from sales and re-financings in additional properties. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. The number of facilities grew to 20 self-storage facilities. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company's stock based on an exchange factor. The exchange factor, previously 100%, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. ("U-Store-It"). The current exchange factor is 10.9%. See Part II, Item 5 for further details relating to the new exchange factor. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At June 30, 2005, the Company and the members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated 2 self-storage facilities. At June 30, 2005, the minority interest was ($122,590). See Note 2.

      In conjunction with the name change from Liberty Self-Stor, Inc. to John
D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company will focus its efforts on drilling new oil and gas wells in Northeast Ohio and Western Pennsylvania. The Company can not guarantee success under the new business plan as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable. In addition to the new line of business, the Company intends, at the present time, to retain the two self-storage facilities currently owned by the Company. The self-storage facilities are located in Painesville, Ohio and Gahanna, Ohio. The Company may, if business and time warrant, sell the facilities in the future.

      The change in the Company's business plan will result in the loss of the Company's REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company anticipates that it will be able to satisfy all such tests, and comply with all other requirements of the Internal Revenue Code of 1986, as amended (the "Code") with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in 2006. However, no assurance can be given that the Company will not lose or terminate its status as a REIT during 2005 as a result of the change in its business plan. If the Company does lose its REIT status in 2005, the tax consequences to the Company and its stockholders may be adverse. The Company is in the process of reviewing the tax consequences and will advise its stockholders with respect to these consequences if, for reasons the Company does not currently anticipate, the Company is unable to maintain its status as a REIT in 2005.

2. RECENT EVENTS

      On April 5, 2005, the Company completed the sale of substantially all of its self-storage facilities to U-Store-It, except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. After the payment of debt and expenses, the Company had $8,579,508 available from the purchase price which was distributed to the partners of its operating partnership, LSS and to the Company. The Company has a 29.9% equity interest in the operating partnership, and Mr. Osborne, the Company's Chairman of the Board and Chief Executive Officer, Thomas J. Smith, the Company's President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, has the remaining 70.1% equity interest in the operating partnership. The consideration allocated to the Company for the sale of the facilities was $2,565,203 with the remaining $6,014,305 being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest. Because of the sale of assets to U-Store-It and the distribution of funds to the partners of LSS, the partnership agreement of LSS was amended effective April 22, 2005 to more accurately reflect the relative value of each partner's interest in LSS and the ability of the Class A limited partners to convert their units to shares of common stock of the Company. See Part II, Item 5 of this Form 10-QSB for more information.

      Holders of the Company's common stock received a $0.20 per share cash dividend for stockholders of record at the close of business on April 13, 2005. Stockholders received the special dividend payment on April 22, 2005.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The financial statements have been prepared with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that all adjustments consisting of normal recurring adjustments and accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes there to included on the Company's form 10-KSB for the year ended December 31, 2004.

Principles of Consolidation

      Pursuant to the terms of the partnership agreement between the Company and LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the members of the Ohio LLC. At the time of the sale on April 5, 2005 to U-Store-It, the minority interest received a distribution equal to 70.1% of the cash remaining after the expenses from the transaction and the Company received a distribution equal to 29.9% of the cash remaining from the transaction. A dividend was paid to the stockholders, with the anticipation that the remaining funds will be used for operating purposes and future development under the Company's new business plan.


Accounts Receivable

      The Company's accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Bad debt expense for the three months ended June 30, 2005 was $275 compared to $10,187 for the three months ended June 30, 2004. Bad debt expense for the six months ended June 30, 2005 was $3,527 compared to $12,227 for the six months ended June 30, 2004. Recoveries for the three months ended June 30, 2005 was $197 compared to $2,391 for the three months ended June 30, 2004. Recoveries for the six months ended June 30, 2005 was $713 compared to $3,511 for the six months ended June 30, 2004. Based upon management's specific review of past due accounts at year-end and favorable collection history, the Company concluded that no allowance for doubtful accounts was required at June 30, 2005.

Property and Equipment

      Property and equipment acquired in connection with the Company's acquisition of the Ohio LLC were valued based upon an appraisal performed in 1999, while assets acquired since the reorganization are valued at cost. All property and equipment are depreciated using the straight-line method over estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment.

Asset Impairment

      The Company reviews its properties for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property's estimated fair market value would be recorded and an impairment loss would be recognized. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in its properties.

Revenue Recognition

      The Company's revenue from real estate operations is derived partially from monthly rentals of self-storage units. Rental revenue from the self-storage facilities is recognized in the period the rent is earned which is typically on a monthly basis.

      The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $108,800 and $108,629, for the six months ended June 30, 2005 and 2004, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

      Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending June 30 and thereafter are as follows:

2006                 $  224,424
2007                    227,076
2008                    188,776
2009                    164,676
2010                    164,676
Thereafter               50,166
                     ----------
                     $1,019,794
                     ==========

Comprehensive Income

      Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in stockholders' equity from non-owner sources and, for the Company, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

Reclassifications

      As a result of the sale of all but two of the Company's self-storage facilities, certain amounts in the June 30, 2004 financial statements have been reclassified to present the properties sold as discontinued operations. These reclassifications had no effect on net loss or stockholder's equity as previously reported.

Advertising and Promotion Costs

      The Company expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion totaled $7,225 for the six months ended June 30, 2005 compared to $7,316 for the six months ended June 30, 2004.

Employee Benefits

      The 1999 Stock Option Plan ("the Plan"), which was approved by stockholders, permits the grant of non-statutory stock options ("NSSOs"), incentive stock options ("ISOs" and together with NSSOs, "options") and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of June 30, 2005 and 2004, 135,000 options were outstanding. No additional options were granted or exercised during the six months ended June 30, 2005 and 2004.

      The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and accordingly, no expense was recognized for options granted. The pro forma effect on compensation expense for the six months ended June 30, 2005 and 2004 related to the stock options granted is not presented, since the options were fully vested on January 31, 2003.

Estimates, Risks and Uncertainties

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

      The fair value of the Company's financial instruments are determined by using available market information and appropriate valuation methodologies. The Company's principal financial instruments are cash, accounts receivable, accounts payable, notes payable, and interest rate swaps. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company's book value approximated the fair value of its long-term debt at June 30, 2005. The interest rate swaps at December 31, 2004 were carried at market value in accordance with SFAS No. 133.

Derivative Instruments

      SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company was party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. The fair market values of the swaps at December 31, 2004 was $159,457. The swaps are included in Assets Related to Discontinued Operations, net in the accompanying consolidated balance sheets, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of accumulated other comprehensive income for the reporting periods. The gains or losses on the interest swaps were recorded in interest expense. When the loans relating to the swaps were paid off in April 2005, the swaps were also paid in full.

Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123-R (revised 2004). This statement is a revision of FASB Statement No. 123. This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company does not believe the adoption of this statement will have a material effect on their financial position or results of operations.

4. DISCONTINUED OPERATIONS

      The Company's results of operations have been restated to reclassify the net earnings of the self-storage facilities sold as discontinued operations for all periods presented. The following table summarizes income (loss) from discontinued operations:

                                                          FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                           2005                2004           2005               2004
                                                       ------------        ------------    -----------        -----------
Revenues
       Revenues from real estate operations            $     19,971        $  1,288,556    $ 1,270,645        $ 2,566,771
Operating expenses
       Interest expense                                      26,617             315,899        348,762            635,761
       Property taxes and insurance                          15,675             162,043        174,384            309,234
       Property operating expense                            48,299             269,347        354,401            554,492
       Legal and professional fees                            3,201              19,515          8,202             44,275
       General and administrative                             6,174              29,121         28,563             62,546
       Depreciation and amortization                         73,246             300,246         82,658            600,302
                                                       ------------        ------------    -----------        -----------
Total Expenses                                              173,212           1,096,171        996,970          2,206,610

Income (loss) from discontinued operations before
minority interest and gain on sale of eighteen
sites, net of minority interest                            (153,241)            192,385        273,675            360,161
Minority interest                                          (107,269)            134,670        191,572            252,113
                                                       ------------        ------------    -----------        -----------
Income (loss) before gain on sale, net                      (45,972)             57,715         82,103            108,048
                                                       ------------        ------------    -----------        -----------
Gain on sale of eighteen sites, net of minority
interest of $4,796,460                                    2,055,626                   -      2,055,626                  -
                                                       ------------        ------------    -----------        -----------
Income from discontinued operations                    $  2,009,654        $     57,715    $ 2,137,729        $   108,048
                                                       ============        ============    ===========        ===========

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 Current              Outstanding Balances at
   Site              Interest Rate                 Maturity     Interest         ---------------------------------
 Reference               Index                       Date         Rate           June 30, 2005   December 31, 2004
-----------   ------------------------------   -------------   -----------       -------------   -----------------
Gahanna       Prime                                3-01-09        6.25%           $    744,748    $      760,910
Painesville   30 day LIBOR plus 2.50%              3-30-09        5.83%              1,605,484         1,661,340
Painesville   Prime                                10-30-05       6.25%              1,300,000         1,300,000
                                                                                  ------------    --------------
                                               Continuing Operations Total           3,650,232         3,722,250

Catawba       30 day LIBOR plus 2.50%              6-01-06        5.22%                                  231,071
Mentor        3 yr US Treasury plus 2.75%          6-04-09        5.50%                                1,624,905
Springfield   Fixed                                6-01-05        9.10%                                1,439,422
              Fixed                                6-30-25        7.75%                                  464,760
Riverhead     30 day LIBOR plus 2.50%              6-01-06        5.22%                                1,032,077
Westlake      3 yr adj Prime plus 0.75%            8-01-11        5.00%                                2,305,524
Dayton        30 day LIBOR plus 2.50%              6-01-06        5.22%                                  654,158
Southold      30 day LIBOR plus 2.25%              4-01-06        4.84%                                3,086,001
Avon          Prime plus 0.75%                     2-01-07        6.25%                                1,616,683
Cleveland/    5 yr US Treasury plus
Leuer Ave.    2.75%                                3-25-13        5.50%                                3,360,111
(a) Various   30 day LIBOR plus 2.50%              6-01-06        5.22%                                8,219,258
                                                                                  ------------    --------------
                                             Discontinued Operations Total                   -        24,033,970

                                                      Long-Term Debt Total           3,650,232        27,756,220
                                        Less Continuing current maturities             133,150           151,406
                                      Less Discontinued current maturities                   -         2,258,502
                                                  Less related party notes           1,300,000         1,300,000
                                                                                  ------------    --------------

              Long-Term debt, net of current maturities and related party
                    notes payable                                                 $  2,217,082    $   24,046,312
                                                                                  ============    ==============

(a) 10 sites secured this loan including, Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton and Endicott.

The loans on the facilities for the Company's continuing operations are secured by real property and personally guaranteed by a stockholder of the Company.

      Future maturities of debt, based on stated maturities, inclusive of related party notes payable are discussed further in Note 6, for each of the succeeding annual periods ending June 30 and thereafter are as follows:

                      Continuing
                      Operations
                   ---------------
2006               $     1,433,150
2007                       141,227
2008                       149,795
2009                     1,926,060
                   ---------------
                   $     3,650,232
                   ===============

      The Company had previously entered into two interest rate swap agreements in connection with loans on various facilities. The interest rate swap transactions had original notional amounts of $12,248,000, net. Both of these interest rate swap agreements were terminated upon the repayment of the loans accounted for as cash flow hedges pursuant to SFAS No. 133.

      During the six months ended June 30, 2005 and 2004, respectively, the Company paid $102,567 and $72,560 in interest on its debt instruments.

6. NOTES PAYABLE TO RELATED PARTY

      The Company has an unsecured note payable to Richard M. Osborne, its Chairman and Chief Executive Officer, in the amount of $1,300,000 at June 30, 2005 and December 31, 2004. The note bears interest at 6.25% and requires monthly interest payments of $6,771 with the principal due in full on October 30, 2005.

7. EARNINGS/LOSS PER SHARE

      Basic income (loss) per share of common stock for the six months ended June 30, 2005 and 2004 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares outstanding was 3,082,668 for both periods.

      At June 30, 2005 and 2004, options to purchase 135,000 shares of common stock were outstanding. The following table presents a calculation of the components used in the calculation of basic and diluted earnings per share for 2004.

                                                             Three Months    Six Months
                                                            Ended June 30, Ended June 30,
                                                                 2004           2004
                                                            -------------  -------------
Basic Shares Outstanding                                       3,082,668      3,082,668
Dilutive Effect of Stock Options                                   3,598          9,734
                                                               ---------      ---------
Basic  shares  adjusted  for effect of dilutive  options
used in EPS calculation                                        3,086,266      3,092,402
                                                               =========      =========

      The dilutive securities outstanding for the three and six months ended June 30, 2005 had no effect on diluted earnings per share.

Although the Company paid no cash distributions to its stockholders during the six months ended June 30, 2004, it paid a cash dividend of $0.20 per share in April 2005 after the sale of the eighteen self-storage facilities was completed.

8. INCOME TAXES

      The Company elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Code. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company's taxable income. In addition, the Company has net operating loss carry-forwards for future years of approximately $5 million. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

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

      The change in the Company's business plan, effective June 27, 2005, will result in the loss of the Company's REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company anticipates that it will be able to satisfy all such tests, and comply with all other requirements of the Code with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in 2006. However, no assurance can be given that the Company will not lose or terminate its status as a REIT during 2005 as a result of the change in its business plan. If the Company does lose its REIT status in 2005, the tax consequences to the Company and its stockholders may be adverse. The Company is in the process of reviewing the tax consequences and will advise its stockholders with respect to these consequences if, for reasons the Company does not currently anticipate, the Company is unable to maintain its status as a REIT in 2005.

9. OTHER RELATED PARTY TRANSACTIONS

      In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), incurred expenses of $102,613. The Company's board subsequently authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement was conditioned upon the authorization by the stockholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, the Company's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is included in accounts payable to related parties on the Company's consolidated balance sheet at December 31, 2004. The Fund was reimbursed upon the completion of the sale of assets to U-Store-It.

      Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of June 30, 2005 and December 31, 2004, the Company owed Liberty Self-Stor II, Ltd. $12,839 and $362,241, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet. The balance owed to Liberty Self-Stor II has significantly decreased due to repayment of outstanding balances after the completion of the sale of assets to U-Store-It.

      Interest expense on related party notes payable was $37,267 and $26,433 for the six months ended June 30, 2005 and 2004, respectively.

      On December 28, 1999, the stockholders approved the Company's lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease has a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. For the six months ended June 30, 2005 and 2004, $30,000 and $24,000, respectively of this related party expense is included in general and administrative expenses.

      OsAir, Inc. employed a maintenance person from the Company. The payroll and related benefits for this maintenance person are shown in the accounts receivable from related parties. As of December

31, 2004, OsAir owed the Company $13,427, associated with these transactions. The balance owed to OsAir, Inc was repaid after the completion of the sale of assets to U-Store-It.

      At June 30, 2005, the Company had $49,339 net included in accounts receivable from related parties. The balance represents amounts owed by various companies of Mr. Osborne to the Company. Some of these expenses relate to administrative and accounting services rendered by the Company on behalf of those other entities.

      Marc C. Krantz, a director and secretary of the Company, is the managing partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to us.

10. COMMITMENTS AND CONTINGENCIES

      There are no material pending commitments or contingencies to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending commitments or contingencies will have a material adverse effect on the Company's financial condition, liquidity or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (UNAUDITED)

Introduction and Discussion of Known Trends, Events and Uncertainties

      On April 5, 2005, the Company completed the sale of substantially all of its self-storage facilities to U-Store-It, except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. After the payment of debt and expenses, the Company had $8,579,508 available from the purchase price which was distributed to the owners of its operating partnership, LSS and to the Company. The Company has a 29.9% equity interest in the operating partnership, and Mr. Osborne, the Company's Chairman of the Board and Chief Executive Officer, Thomas J. Smith, the Company's President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, has the remaining 70.1% equity interest in the operating partnership. The consideration allocated to the Company for the sale of the facilities was $2,565,203 with the remaining $6,014,305 being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest. Because of the sale of assets to U-Store-It and the distribution of funds to the partners of LSS I, the partnership agreement of LSS I was amended effective April 22, 2005 to more accurately reflect the relative value of each partner's interest in LSS I and the ability of the Class A limited partners to convert their units to shares of common stock of the Company. See Part II, Item 5 of this Form 10-QSB for more information.

      Stockholders of record at the close of business on April 13, 2005, were entitled to receive a $0.20 per share cash dividend. Stockholders received the special dividend payment on April 22, 2005.

      On June 27, 2005, the Company, formerly Liberty Self-Stor, Inc., changed its name to John D. Oil and Gas Company.

      In conjunction with the name change, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company will focus its efforts on drilling new oil and gas wells in Northeast Ohio and Western Pennsylvania. The Company can not guarantee success under the new business plan as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable. In addition to the new line of business, the Company intends, at the present time, to retain the two facilities currently owned by the Company. The facilities are located in Painesville, Ohio and Gahanna, Ohio. The Company may, if business and time warrant, sell the facilities in the future.

      The change in the Company's business plan will result in the loss of the Company's REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company anticipates that it will be able to satisfy all such tests, and comply with all other requirements of the Code with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in 2006. However, no assurance can be given that the Company will not lose or terminate its status as a REIT during 2005 as a result of the change in its business plan. If the Company does lose its REIT status in 2005, the tax consequences to the Company and its stockholders may be adverse. The Company is in the process of reviewing the tax consequences and will advise its stockholders with respect to these consequences if, for reasons the Company does not currently anticipate, the Company is unable to maintain its status as a REIT in 2005.

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

Liquidity and Capital Resources

      Liquidity represents the Company's ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for the Company is cash generated from rental charges at its self-storage facilities, rent from the commercial leases and cash from the recent sale of eighteen self-storage facilities. The Company's net income was $1,903,684 for the six months ended June 30, 2005 compared to a net loss of $40,265 for the six months ended June 30, 2004. Cash and cash equivalents were $1,607,870 at June 30, 2005, as compared to $396,918 at December 31, 2004. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the "Material Changes in Results of Operations" section.

      The Company uses cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt. Sources of liquidity over the next 12-month period include available cash and cash generated from rental charges at its self-storage facilities. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan. As a result of the sale of its eighteen self-storage facilities to U-Store-It, the Company received $2,565,203 to meet its current cash needs.

      The Company's current maturities of long-term debt from continuing operations decreased $18,256, or 1.3%, to $1,433,150 at June 30, 2005, from $1,451,406 at December 31, 2004. The decrease is the result of principal payments.

      The Company believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis.

      If the Company determines to refinance or retire any of its maturing debt, there can be no assurance that the Company will be able to do so. If adequate funds are not available or not available on acceptable terms, the Company's business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. The Company may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage, incur additional debt or sell assets. Given the low trading price of shares of the Company's common stock, any additional issuance of stock will be dilutive to existing stockholders and would likely be significantly dilutive. There can be no assurance that the Company will be able to issue any additional shares of stock, sell its properties at prices that the Company believes are reasonable or obtain additional debt on favorable terms. Notwithstanding the sale of eighteen of the Company's properties, long-term liquidity will depend upon the Company's ability to obtain financing and attain profitable operations. Because all of the Company's debt is tied to variable rates, the Company's liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees all of the Company's debt. Mr. Osborne is under no legal obligation, requirement or agreement to guarantee any of refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, our business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.

      The Company may need to pay federal income taxes if they lose their REIT status and show a profit on their books. This could have a negative impact on liquidity.

Material Changes in Results of Operations

      On April 5, 2005, the Company sold all of its self-storage facilities to U-Store-It except its Painesville, Ohio and Gahanna, Ohio facilities. The Company's results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities sold as discontinued operations for all periods presented. See Notes 2 and 4 of the Notes to Consolidated Financial Statements for additional details. The discussion for the material changes in results of continuing operations includes only those properties remaining after the sale of the discontinued operations.

Revenues from Continuing Operations

      Total revenues from continuing real estate operations and interest income decreased $7,674 or 5.8%, to $125,522, for the three months ended June 30, 2005, from $133,196 for the three months ended June 30, 2004. Total revenues from continuing real estate operations and interest income increased $26,774 or 11.3%, to $264,111, for the six months ended June 30, 2005, from $237,337 for the six months ended June 30, 2004. Revenues increased largely due to the purchase of the Gahanna facility in February 2004.

Expenses from Continuing Operations

      Interest expense from continuing operations increased $13,932, or 34.9%, to $53,830 for the three months ended June 30, 2005 compared to $39,898 for the three months ended June 30, 2004. Interest expense from continuing operations increased $30,007, or 41.4%, to $102,567 for the six months ended June 30, 2005 compared to $72,560 for the six months ended June 30, 2004. The increase in expense was due to an increase in debt service for the Gahanna property purchase and the rise in interest rates on the Company's debt.

      Property taxes and insurance expenses from continuing operations increased $315 or 0.9%, to $36,044 for the three months ended June 30, 2005 compared to $35,729 for the three months ended June 30, 2004. Property taxes and insurance expense from continuing operations increased $4,362, or 7.1%, to $65,764 for the six months ended June 30, 2005 compared to $61,402 for the six months ended June 30, 2004. Property taxes and property insurance increased largely due real estate tax increases on the Painesville facility and the purchase of the Gahanna storage facility in 2004.

      Property operating expenses from continuing operations decreased $19,303 or 34.8%, to $36,235 for the three months ended June 30, 2005 compared to $55,538 for the three months ended June 30, 2004. Property operating expense from continuing operations decreased $11,805, or 11.9%, to $87,573 for the six months ended June 30, 2005 compared to $99,378 for the six months ended June 30, 2004. The decrease in property operating expenses was largely attributable to approximately $11,000 less in bad debt expenses, $5,000 less in repairs and maintenance, $6,000 less in vehicle leases offset by an increase of $7,000 in payroll expense and $3,000 in utilities.

      Legal and professional expenses increased $77,641 or 141.3% to $132,572 for the three months ended June 30, 2005 compared to $54,931 for the three months ended June 30, 2004. Legal and professional expenses from continuing operations increased $102,328, or 117.3%, to $189,591 for the six months ended June 30, 2005 compared to $87,263 for the six months ended June 30, 2004. The increase is largely due to additional fees incurred relating to the sale of the Company's eighteen self-storage facilities to U-Store-It. Since these are expenses of the Company and not the individual sites, these expenses are included in continuing operations.

      General and administrative expenses from continuing operations increased $210,492 or 139.2%, to $361,741 for the three months ended June 30, 2005 compared to $151,249 for the three months ended June 30, 2004. General and administrative expenses from continuing operations increased $195,489, or 61.6%, to $512,764 for the six months ended June 30, 2005 compared to $317,275 for the six months ended June 30, 2004. The increase is largely due to bonus compensation expenses approved by the board of directors upon the completion of the sale of assets to U-Store-It, offset by a reduction in corporate personnel to align the Company with its current reduced structure.

      Depreciation and amortization expenses from continuing operations decreased $12,555 or 23.6%, to $40,546 for the three months ended June 30, 2005 compared to $53,101 for the three months ended June 30, 2004. Depreciation expense from continuing operations decreased $7,834, or 8.3%, to $86,001 for the six months ended June 30, 2005 compared to $93,835 for the six months ended June 30, 2004.

Loss from Continuing Operations

      As a result of the factors noted above, the Company's loss from continuing operations increased $83,459, or 108.1%, to $160,634 for the three months ended June 30, 2005 from a loss of $77,175 for the three months ended June 30, 2004. The Company's loss from continuing operations increased $85,732, or 57.8%, to $234,045 for the six months ended June 30, 2005 from a loss of $148,313 for the six months ended June 30, 2004.

Income from Discontinued Operations

      The Company's income from discontinued operations net of minority interest prior to the gain from the sale of $2,055,626 decreased $103,687, or 179.6%, to a loss of $45,972 for the three months ended June 30, 2005 from income of $57,715 for the three months ended June 30, 2004. The Company's income from discontinued operations net of minority interest prior to the gain from the sale of $2,055,626 decreased $25,945, or 24.0%, to income of $82,103 for the six months ended June 30, 2005 from income of $108,048 for the six months ended June 30, 2004. The decreases are largely due to the timing of the sale of assets to U-Store-It on April 5, 2005, which produced a second quarter of 2005 with diminished income and expense.

Net Income (Loss)

      As a result of the factors noted above, the Company had net income of $1,849,020 for the three months ended June 30, 2005 compared to a net loss of $19,460 for the three months ended June 30, 2004. The Company had net income of $1,903,684 for the six months ended June 30, 2005 compared to a net loss of $40,265 for the six months ended June 30, 2004.

Funds from Operations

      The Company uses Funds from Operations "FFO" as a measure of its profit or loss. The Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, the effects of any changes in accounting principles, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. FFO should not be considered

   -  a substitute for net income (determined in accordance with GAAP);

   -  an indication of the Company's financial performance;

   - a substitute for cash flows from operating activities (determined in accordance with GAAP); or

   -  a measure of the Company's liquidity.

The Company's definition of FFO may not be comparable to similarly-titled measures of other real estate investment trusts, or REITs. The National Association of Real Estate Investment Trusts developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company believes that FFO is helpful to investors as a measure of performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, FFO provides investors with an understanding of the Company's ability to incur and service debt and to make capital expenditures.

The following table sets forth the calculation of FFO for continuing operations:

                                                       FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                            2005          2004          2005            2004
                                                      -------------  ------------  -------------  --------------
Net Loss from continuing operations                   $   (160,634)  $   (77,175)  $   (234,045)  $    (148,313)
Adjustments:
Depreciation of real estate and amortization of
deferred fees                                               40,546        53,101         86,001          93,835
Minority Interest                                         (374,812)     (180,075)      (546,104)       (346,063)
                                                      ------------   -----------   ------------   -------------
FFO                                                   $   (494,900)  $  (204,149)  $   (694,148)  $    (400,541)
                                                      ============   ===========   ============   =============

Interest Rate Risk

      Interest rate risk is the risk that interest rates will increase, which will affect the Company's interest expense on its variable rate loans to increase.

      All of the Company's debt, totaling $3.6 million, is tied to variable interest rates. If the Company's interest rates on the loans were to increase by 1% per year, the Company's interest expense would increase approximately $36,000 on an annual basis. If interest rates increase, the Company's results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

      The Company had previously entered into two interest rate swap agreements in connection with loans against several facilities. The interest rate swap transactions had original notional amounts of $12,248,000, net. Both of these interest rate swap agreements were terminated upon the repayment of the loans and accounted for as cash flow hedges pursuant to SFAS No. 133.

      The fair market value of the swaps at December 31, 2004 was $159,457. The swaps are included in Assets Related to Discontinued Operations, net in the accompanying consolidated balance sheet, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of comprehensive income for the reporting period.

      The Company has no other off-balance sheet arrangements.

Forward-Looking Statements

      Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

      -     the Company's continued tax status as a REIT in 2005;

      -     the loss of the Company's tax status as a REIT in 2006;

      - the Company's future business plans as a result of the sale of eighteen of its self-storage facilities to U-Store-It;

      - the Company can not guarantee success under the new business plan as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable;

      - the interest rate market, which, when interest rates increase, will cause the Company's expenses on its variable-rate mortgages to increase;

      - the Company's ability to increase occupancy and rental rates at its self-storage facilities;

      - the failure to successfully integrate acquired and newly-constructed facilities into the Company, including the acquisition in Gahanna, Ohio;

      - the ability of the Company to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms;

      - the ability to refinance the Company's debts as they come due, including, without limitation, the Company's maturing long-term debt;

      -     changes in local real estate conditions;

      - the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs; and

      -     decreases in occupancy rates.

      Any investor or potential investor in the Company must consider these risks and others that are detailed in other filings by the Company with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

Election of REIT Status

      The Company intends to be taxed as a REIT under Section 856(c)(1) of the Code for the fiscal year ending December 31, 2005. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT's taxable income. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.

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

      The change in the Company's business plan, effective June 27, 2005, will result in the loss of the Company's REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company anticipates that it will be able to satisfy all such tests, and comply with all other requirements of the Code with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in 2006. However, no assurance can be given that the Company will not lose or terminate its status as a REIT during 2005 as a result of the change in its business plan. If the Company does lose its REIT status in 2005, the tax consequences to the Company and its stockholders may be adverse. The Company is in the process of reviewing the tax consequences and will advise its stockholders with respect to these consequences if, for reasons the Company does not currently anticipate, the Company is unable to maintain its status as a REIT in 2005.

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

Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123-R (revised 2004). This statement is a revision of FASB Statement No. 123. This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company does not believe that the adoption of this statement will materially effect its financial position or results of operations.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

      As of June 30, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending proceedings will have a material adverse effect on the Company's financial condition, liquidity or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2005, the Company held its Annual Meeting of Stockholders. The following item was voted upon:

      (a) Each of the following directors was elected to serve as a director until the 2006 Annual Meeting of Stockholders or until his successor is duly elected and qualified pursuant to the vote of the Company's stockholders:

                                 For              Withheld
                               ---------          --------
Steven A. Calabrese            2,083,111           21,716
Richard T. Flenner Jr.         2,083,787           21,040
Mark D. Grossi                 2,077,111           27,716
Marc C. Krantz                 2,083,787           21,040
Richard M. Osborne             2,077,341           27,486
Thomas J. Smith                2,076,665           28,162

Broker non-votes were zero.
Total shares voted equaled 2,104,827.

ITEM 5. OTHER INFORMATION

Because of the sale of assets to U-Store-It and the distribution of funds to the partners of LSS, the partnership agreement of LSS was amended effective July 1, 2005, in the form of the agreement filed as Exhibit 10.1 to this Form 10-Q, to more accurately reflect the relative value of each partner's interest in LSS and the ability of the Class A limited partners to convert their units to shares of common stock of the Company.

Based on the amendment to the partnership agreement of LSS I, the following table sets forth the amount and nature of the beneficial ownership of the Company's common stock as of April 22, 2005 by the Class A limited partners.

                                                          BENEFICIAL OWNERSHIP(1)
                                     -----------------------------------------------------------------
                                                                  CONVERTIBLE
      NAME AND ADDRESS(2)            SHARES        OPTIONS(3)      SECURITIES        TOTAL     PERCENT
-------------------------------      -------       ----------     -----------      ---------   -------
Richard M. Osborne                   297,344            --         714,537(4)      1,011,881    26.6%

Retirement Management Company
8500 Station Street, Suite 113
Mentor, Ohio 44060                        --            --         257,429(5)        257,429     7.7%

Thomas J. Smith                      261,186       100,000           6,852(6)        368,038    11.5%

(1) Unless otherwise indicated, the Company believes all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2) Unless otherwise indicated, the address of each of the beneficial holders identified is c/o John D. Oil and Gas Company, 8500 Station Street, Suite 100, Mentor, Ohio 44060.

(3) Includes options to purchase shares that are presently or will become exercisable in 60 days.

(4) Includes 714,822 Class A limited partnership interests of LSS I Limited Partnership, a Delaware limited partnership, owned by Richard M. Osborne that are presently convertible into shares of our common stock at an exchange ratio of 10.9%, and 255,874 Class A limited partnership interests of LSS I Limited Partnership owned by Retirement Management Company, of which Mr. Osborne is the sole stockholder, that are presently convertible into shares of our common stock at an exchange ratio of 10.9%.

(5) Richard M. Osborne is the sole stockholder of Retirement Management Company and may be deemed to be the beneficial owner of all Retirement Management Company's 255,874 Class A limited partnership interests of LSS I Limited Partnership that are presently convertible into shares of our common stock at an exchange ratio of 10.9%.

(6) Includes 8,122 Class A limited partnership interests of LSS I Limited Partnership owned by Thomas J. Smith that are presently convertible into shares of our common stock at an exchange ratio of 10.9%.

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------
10.1*             First Amendment to Agreement of Limited Partnership of LSS I
            Limited Partnership dated August 11, 2005

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

                                   John D. Oil and Gas Company

Date: August 12, 2005                      By: /s/ Richard M. Osborne
                                               ----------------------
                                            Richard M. Osborne
                               Chairman of the Board and Chief Executive Officer

Date: August 12, 2005                      By:  /s/ C. Jean Mihitsch
                                                --------------------
                                            C. Jean Mihitsch
                                           Chief Financial Officer