Form 10QSB
period 2005-09-30
JOHN D. OIL & GAS CO
filed 2005-11-14
CIK 1086411

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND	94-6542723
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
(Address of principal executive office)

(440) 974-3770
(Issuer’s telephone number, including area code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer had 3,081,540 shares of common stock outstanding on November 1, 2005.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY
Quarterly Report on Form 10-QSB

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash	$1,442,454	$396,918
Accounts Receivable	1,962	922
Accounts Receivable from related parties	55,190	271,758
Assets Related to Discontinued Operations, net	—	27,012,322
Other current assets	3,967	2,862

Total Current Assets	1,503,573	27,684,782

Property and Equipment:
Land	685,926	685,926
Buildings and Improvement	3,935,928	3,935,928
Furniture and Equipment	195,451	168,042

	4,817,305	4,789,896
Less — Accumulated Depreciation	816,463	680,811

	4,000,842	4,109,085

Minority Interest Receivable	288,349	—

Other Assets	36,015	38,293

TOTAL ASSETS	$5,828,779	$31,832,160

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Current maturities of long-term debt	$123,151	$151,406
Note Payable to related party	1,300,000	1,300,000
Accounts Payable	76,899	91,526
Accounts Payable to related parties	13,728	464,854
Liabilities Related to Discontinued Operations, net	—	24,830,802
Accrued expenses	268,369	475,530

Total Current Liabilities	1,782,147	27,314,118

Long term debt, net of current maturities:	2,196,347	2,270,844

Other long-term liabilities	9,231	12,561

Minority interest liability	—	1,561,405

Commitments and contingencies	—	—

Shareholders’ equity:
Serial preferred stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 3,081,540 and 3,082,668 shares issued and outstanding, respectively	3,082	3,083
Paid-in capital	25,798,779	25,799,229
Retained earnings	(23,960,807)	(25,176,918)
Accumulated other comprehensive income	—	47,838

Total Shareholders’ Equity	1,841,054	673,232

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,828,779	$31,832,160

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Revenues from real estate operations	$132,885	$130,073	$388,361	$361,581
Interest and other	9,618	251	18,253	6,080

Total revenues	142,503	130,324	406,614	367,661

Operating expenses
Interest expense	57,915	40,113	160,482	112,673
Property taxes and insurance	42,698	37,752	108,462	99,154
Property operating expense	67,272	50,200	154,845	149,578
Legal and professional fees	58,807	61,695	248,398	148,958
General and administrative, including amounts paid to a related party of $33,900 in 2005 and $36,000 in 2004	87,931	142,878	600,695	460,153
Depreciation and amortization	46,930	50,068	132,931	143,903

Total expenses	361,553	382,706	1,405,813	1,114,419

Loss from continuing operations before minority interest	(219,050)	(252,382)	(999,199)	(746,758)
Minority interest	(153,335)	(176,667)	(699,439)	(522,730)

Loss from continuing operations	(65,715)	(75,715)	(299,760)	(224,028)

Income (loss) from discontinued operations, net of minority interest of $0 and $224,954 for the three months ended September 30, 2005 and 2004, respectively, and $191,573 and $477,067 for the nine months ended September 30, 2005 and 2004, respectively	—	96,410	82,103	204,458
Gain on sale of assets from discontinued operations, net of minority interest of ($12,420) and $4,784,040 for the three months and six months ended September 30, 2005	(5,324)	—	2,050,302	—

Income (loss) from discontinued operations	(5,324)	96,410	2,132,405	204,458

Net Income (Loss)	$(71,039)	$20,695	$1,832,645	$(19,570)

Other comprehensive income (loss):
Changes in fair values of cash flow hedges, net of minority interest of $0 and ($54,510) for the three months ended September 30, 2005 and 2004, respectively, and ($111,619) and $59,549 for the nine months ended September 30, 2005 and 2004, respectively	—	(23,361)	(47,838)	25,521

Comprehensive Income (Loss):	$(71,039)	$(2,666)	$1,784,807	$5,951

Weighted Average Basic Shares Outstanding:	3,082,154	3,082,668	3,082,495	3,082,668
Weighted Average Diluted Shares Outstanding:	3,092,768	3,110,397	3,082,495	3,105,191

Loss per common share from continuing operations — basic and diluted:	$(0.02)	$(0.02)	$(0.10)	$(0.07)
Earnings (Loss) per common share from discontinued operations—basic and diluted:	(0.00)	0.03	0.69	0.06

Earnings (Loss) per common share–basic and diluted:	$(0.02)	$0.01	$0.59	$(0.01)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statement of Shareholders’ Equity
For The Nine Months Ended September 30, 2005
(Unaudited)

				Accumulated
			Retained	Other
	Common	Paid-in	Earnings	Comprehensive
	Stock	Capital	(Loss)	Income (Loss)	Total

Balance at December 31, 2004	$3,083	$25,799,229	$(25,176,918)	$47,838	$673,232

Redemption of Common Stock	(1)	(450)			(451)
Cash Dividends of $0.20 per share			(616,534)		(616,534)
Net Income			1,832,645		1,832,645
Change in fair value of cash flow hedges				(47,838)	(47,838)

Balance at September 30, 2005	$3,082	$25,798,779	$(23,960,807)	$—	$1,841,054

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,832,645	$(19,570)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	132,931	143,903
Gain on sale of security	—	(5,002)
Minority interest	(699,439)	(45,663)
Changes in operating assets and liabilities:
Accounts receivable	215,528	24,250
Other current assets	(1,105)	7,537
Other assets	4,999	(12,719)
Accounts payable	(465,753)	121,196
Accrued expenses	(207,161)	(56,907)
Other liabilities	(3,330)	(3,330)

Net cash provided by operating activities	809,315	153,695

Cash flows from investing activities:
Purchases of property equipment, net	(27,409)	(1,063,604)
Proceeds from sale of security	—	12,602

Net cash used in investing activities	(27,409)	(1,051,002)

Cash flows from financing activities:
Distributions to minority interest	(6,014,305)	—
Dividends paid to shareholders	(616,534)	—
Distributions to dissenting stockholders	(451)
Principal payments on notes payable	(102,752)	(371,493)
Borrowings from related party	—	250,000
Borrowings from third party	—	787,500

Net cash (used in) provided by financing activities	(6,734,042)	666,007

Net cash provided by (used in) Discontinued Operations	6,997,672	(46,030)

Net increase (decrease) in cash	1,045,536	(277,330)

Cash, beginning of period	396,918	528,553

Cash, end of period	$1,442,454	$251,223

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company (formerly Liberty Self-Stor, Inc.) and Subsidiary
Notes to Consolidated Financial Statements
1. General
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (“the Company”) is a corporation organized under the laws of the State of Maryland for the purpose of operating, managing, developing, expanding and investing in self-storage facilities. The Company was formerly known as Meridian Point Realty Trust ’83 (“Meridian”). On December 29, 1999, Meridian was merged with and reincorporated into the Company. On June 27, 2005, the Company changed its name to John D. Oil and Gas Company.
     On December 28, 1999, a special meeting of stockholders was held for the purpose of electing trustees and approving and adopting certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the Company’s President and Chief Operating Officer, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.
     All of the proposals were approved by the stockholders and adopted on December 28, 1999. As a result, Meridian was merged with and reincorporated into the Company, then known as Liberty Self-Stor, Inc., a perpetual-life REIT. As a perpetual-life REIT, the Company was able to invest proceeds from sales and re-financings in additional properties. After completion of the formation transactions, LSS owned and operated 15 self-storage facilities. The number of facilities grew to 20 self-storage facilities. In addition, each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously 100%, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is 10.9%. The amendment to the partnership agreement and additional details on the exchange factor were included in Part II, Item 5 of our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 15, 2005. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At September 30, 2005, the Company and the members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At September 30, 2005, the minority interest asset was $288,349. See Notes 2, 5 and 6.
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
     The change in the Company’s business plan will result in the loss of the Company’s REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company anticipates that it will be able to satisfy all such tests, and comply with all other requirements of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in 2006. However, no assurance can be given that the Company will not lose or terminate its status as a REIT during 2005 as a result of the change in its business plan. If the Company does lose its REIT status in 2005, the tax consequences to the Company and its stockholders may be adverse. The Company is in the process of reviewing the tax consequences and will advise its stockholders with respect to these consequences if, for reasons the Company does not currently anticipate, the Company is unable to maintain its status as a REIT in 2005.
2. Recent Events
     On April 5, 2005, the Company completed the sale of substantially all of its self-storage facilities to U-Store-It, except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. After the payment of debt and expenses, the Company had $8,579,508 available from the purchase price which was distributed to the partners of its operating partnership, LSS and to the Company. The Company has a 29.9% equity interest in the operating partnership, and Mr. Osborne, the Company’s Chairman of the Board and Chief Executive Officer, Thomas J. Smith, the Company’s President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, has the remaining 70.1% equity interest in the operating partnership. The consideration allocated to the Company for the sale of the facilities was $2,565,203 with the remaining $6,014,305 being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest. Because of the sale of assets to U-Store-It and the distribution of funds to the partners of LSS, the partnership agreement of LSS was amended effective April 22, 2005 to more accurately reflect the relative value of each partner’s interest in LSS and the ability of the Class A limited partners to convert their units to shares of common stock of the Company. The amendment to the partnership agreement of LSS was filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended June 30, 2005.
     Holders of the Company’s common stock received a $0.20 per share cash dividend for stockholders of record at the close of business on April 13, 2005. Stockholders received the special dividend payment on April 22, 2005.
3. Summary of Significant Accounting Policies
Basis of Presentation
     The financial statements have been prepared with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that all adjustments consisting of normal recurring adjustments and accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes there to included on the Company’s Form 10-KSB for the year ended December 31, 2004.
Principles of Consolidation
     Pursuant to the terms of the partnership agreement between the Company and LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the members of the Ohio LLC. At the time of the sale on April 5, 2005 to U-Store-It, the minority interest received a distribution equal to 70.1% of the cash remaining after the expenses from the transaction and the Company received a distribution equal to 29.9% of the cash remaining from the transaction. A dividend was paid to the stockholders, with the anticipation that the remaining funds will be used for operating purposes and future development under the Company’s new business plan.

Accounts Receivable
     The Company’s accounts receivable are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Bad debt expense for the three months ended September 30, 2005 was $22,261 compared to $218 for the three months ended September 30, 2004. Bad debt expense for the nine months ended September 30, 2005 was $25,788 compared to $12,445 for the nine months ended September 30, 2004. Recoveries for the three months ended September 30, 2005 was $302 compared to $527 for the three months ended September 30, 2004. Recoveries for the nine months ended September 30, 2005 was $1,015 compared to $4,038 for the nine months ended September 30, 2004. Based upon management’s specific review of past due accounts at year-end and favorable collection history, the Company concluded that no allowance for doubtful accounts was required at September 30, 2005. The bad debt for September 2005 was largely due to a tenant in the commercial space at the Painesville property defaulting on its rent for seven months with the total being written-off to bad debt expense.
Property and Equipment
     Property and equipment acquired in connection with the Company’s acquisition of the Ohio LLC were valued based upon an appraisal performed in 1999, while assets acquired since the reorganization are valued at cost. All property and equipment are depreciated using the straight-line method over estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment.
Asset Impairment
     The Company reviews its properties for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in its properties.
Revenue Recognition
     The Company’s revenue from real estate operations is derived partially from monthly rentals of self-storage units. Rental revenue from the self-storage facilities is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $162,162 and $161,341, for the nine months ended September 30, 2005 and 2004, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending September 30 and thereafter are as follows:

2006	$218,391
2007	215,380
2008	171,480
2009	157,980
2010	138,276
Thereafter	46,382

$947,889

Comprehensive Income
     Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income” requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in stockholders’ equity from non-owner sources and, for the Company, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.
Reclassifications
     As a result of the sale of all but two of the Company’s self-storage facilities, certain amounts in the September 30, 2004 financial statements have been reclassified to present the properties sold as discontinued operations. These reclassifications had no effect on net loss or stockholder’s equity as previously reported.
Advertising and Promotion Costs
     The Company expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion totaled $13,037 for the nine months ended September 30, 2005 compared to $11,437 for the nine months ended September 30, 2004.
Employee Benefits
     The 1999 Stock Option Plan (“the Plan”), which was approved by our stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of September 30, 2005 and 2004, 135,000 options were outstanding. No additional options were granted or exercised during the nine months ended September 30, 2005 and 2004.
     The Company follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and accordingly, no expense was recognized for options granted. The pro forma effect on compensation expense for the nine months ended September 30, 2005 and 2004 related to the stock options granted is not presented, since the options were fully vested on January 31, 2003.
Estimates, Risks and Uncertainties
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments

     The fair value of the Company’s financial instruments are determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable, notes payable, and interest rate swaps. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at September 30, 2005. The interest rate swaps at December 31, 2004 were carried at market value in accordance with SFAS No. 133.
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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123-R (revised 2004). This statement is a revision of FASB Statement No. 123. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company does not believe the adoption of this statement will have a material effect on their financial position or results of operations.
4. Discontinued Operations
     The Company’s results of operations have been restated to reclassify the net earnings of its eighteen self-storage facilities sold as discontinued operations for all periods presented. The following table summarizes income (loss) from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Revenues from real estate operations	$—	$1,312,387	$1,270,645	$3,879,158
Operating expenses
Interest expense		326,493	348,762	962,254
Property taxes and insurance		151,751	174,384	460,985
Property operating expense		236,498	354,401	790,990
Legal and professional fees		21,879	8,202	66,154
General and administrative		24,151	28,563	86,697
Depreciation and amortization		230,251	82,658	830,553

Total Expenses	—	991,023	996,970	3,197,633

Income (loss) from discontinued operations before minority interest and gain on sale of eighteen sites, net of minority interest	—	321,364	273,675	681,525
Minority interest	—	224,954	191,572	477,067

Income before gain on sale, net	—	96,410	82,103	204,458

Gain on sale of eighteen sites, net of minority interest of $12,420 and $4,784,040 for the three and nine months ended September 30, 2005	(5,324)	—	2,050,302	—

Income (Loss) from discontinued operations	$(5,324)	$96,410	$2,132,405	$204,458

5. Long-Term Debt
Long-term debt consists of the following:

			Current	Outstanding Balances at
Site	Interest Rate	Maturity	Interest
Reference	Index	Date	Rate	September 30, 2005	December 31, 2004
Gahanna	Prime	3-01-09	6.75%	$739,316	$760,910
Painesville	30 day LIBOR plus 2.50%	3-30-09	6.34%	1,580,182	1,661,340
Painesville	Prime	10-30-05	6.75%	1,300,000	1,300,000

Continuing Operations Total				3,619,498	3,722,250

Catawba	30 day LIBOR plus 2.50%	6-01-06	5.22%		231,071
Mentor	3 yr US Treasury plus 2.75%	6-04-09	5.50%		1,624,905
Springfield	Fixed	6-01-05	9.10%		1,439,422
	Fixed	6-30-25	7.75%		464,760
Riverhead	30 day LIBOR plus 2.50%	6-01-06	5.22%		1,032,077
Westlake	3 yr adj Prime plus 0.75%	8-01-11	5.00%		2,305,524
Dayton	30 day LIBOR plus 2.50%	6-01-06	5.22%		654,158
Southold	30 day LIBOR plus 2.25%	4-01-06	4.84%		3,086,001
Avon	Prime plus 0.75%	2-01-07	6.25%		1,616,683
Cleveland/	5 yr US Treasury plus
Leuer Ave.	2.75%	3-25-13	5.50%		3,360,111
(a) Various	30 day LIBOR plus 2.50%	6-01-06	5.22%		8,219,258

Discontinued Operations Total				—	24,033,970

Long-Term Debt Total				3,619,498	27,756,220
Less Continuing current maturities				123,151	151,406
Less Discontinued current maturities				—	2,258,502
Less related party notes				1,300,000	1,300,000

Long-Term debt, net of current maturities and related party notes payable				$2,196,347	$24,046,312

(a)	10 sites secured this loan including, Willoughby, Perry, Canton, Catawba, East Canton, Louisville, Ravenna, East Liverpool, Dayton and Endicott.
The loans on the facilities for the Company’s continuing operations are secured by real property and personally guaranteed by a stockholder of the Company.
Future maturities of debt, based on stated maturities, inclusive of related party notes payable are discussed further in Note 6, for each of the succeeding annual periods ending September 30 and thereafter are as follows:

Continuing
Operations
2006	$1,423,151
2007	131,281
2008	139,949
2009	1,925,117

$3,619,498

     The Company had previously entered into two interest rate swap agreements in connection with loans on various facilities. The interest rate swap transactions had original notional amounts of $12,248,000, net. Both of these interest rate swap agreements were terminated upon the repayment of the loans accounted for as cash flow hedges pursuant to SFAS No. 133.
     During the three months ended September 30, 2005 and 2004, respectively, the Company paid $57,915 and $40,113 in interest on its debt instruments. During the nine months ended September 30, 2005 and 2004, respectively, the Company paid $160,482 and $112,673 in interest on its debt instruments.
6. Notes Payable to Related Party
     The Company has an unsecured note payable to Richard M. Osborne, its Chairman and Chief Executive Officer, in the amount of $1,300,000 at September 30, 2005 and December 31, 2004. The note bears interest at 6.75% and requires monthly interest payments of $7,313 with the principal due in full on October 30, 2005.
7. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the nine months ended September 30, 2005 and 2004 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
     The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the nine months ended September 30, 2005 and 2004.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,082,154	3,082,668	3,082,495	3.082,668
Dilutive effect of stock options	10,614	27,729	—	22,523

Weighted average number of common shares outstanding adjusted for effect of dilutive options used in diluted EPS calculation	3,092,768	3,110,397	3,082,495	3,105,191

Net income	$(71,039)	$20,695	$1,832,645	$(19,570)
Basic earnings per share	($0.02)	$0.01	$0.59	($0.01)
Diluted earnings per share	($0.02)	$0.01	$0.59	($0.01)
     Although the Company paid no cash distributions to its stockholders during the nine months ended September 30, 2004, it paid a cash dividend of $0.20 per share in April 2005 after the sale of the eighteen self-storage facilities was completed.
8. Income Taxes

     The Company elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Code. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company’s taxable income. In addition, the Company has net operating loss carry-forwards for future years of approximately $5 million. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.
     To qualify for REIT status, the Company must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to stockholders on a current basis and that the REIT’s ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company’s qualification as a REIT for any particular year.
     The change in the Company’s business plan, effective June 27, 2005, will result in the loss of the Company’s REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company anticipates that it will be able to satisfy all such tests, and comply with all other requirements of the Code with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in 2006. However, no assurance can be given that the Company will not lose or terminate its status as a REIT during 2005 as a result of the change in its business plan. If the Company does lose its REIT status in 2005, the tax consequences to the Company and its stockholders may be adverse. The Company is in the process of reviewing the tax consequences and will advise its stockholders with respect to these consequences if, for reasons the Company does not currently anticipate, the Company is unable to maintain its status as a REIT in 2005.
9. Other Related Party Transactions
     In connection with the proxy solicitation by Meridian ’83 Shareholders’ Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the “Fund”), incurred expenses of $102,613. The Company’s board subsequently authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement was conditioned upon the authorization by the stockholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, the Company’s Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is included in accounts payable to related parties on the Company’s consolidated balance sheet at December 31, 2004. The Fund was reimbursed upon the completion of the sale of assets to U-Store-It.
     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of September 30, 2005 and December 31, 2004, the Company owed Liberty Self-Stor II, Ltd. $13,728 and $362,241, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet. The balance owed to Liberty Self-Stor II has significantly decreased due to repayment of outstanding balances after the completion of the sale of assets to U-Store-It.

     Interest expense on related party notes payable was $21,233 and $14,580 for the three months ended September 30, 2005 and 2004, respectively. Interest expense on related party notes payable was $58,500 and $41,014 for the nine months ended September 30, 2005 and 2004, respectively.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. A new lease was negotiated on July 1, 2005 with a five-year term for $1,300 per month. For the nine months ended September 30, 2005 and 2004, $33,900 and $36,000, respectively of this related party expense is included in general and administrative expenses.
     OsAir, Inc. employed a maintenance person from the Company. The payroll and related benefits for this maintenance person were shown in the accounts receivable from related parties. As of December 31, 2004, OsAir owed the Company $13,427, associated with these transactions. The balance owed to OsAir, Inc was repaid after the completion of the sale of assets to U-Store-It.
     At September 30, 2005, the Company had $55,190 net included in accounts receivable from related parties. The balance represents amounts owed by various companies of Mr. Osborne to the Company. Some of these expenses relate to administrative and accounting services rendered by the Company on behalf of those other entities.
     Marc C. Krantz, a director and secretary of the Company, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to us.
10. Commitments and Contingencies
     There are no material pending commitments or contingencies to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending commitments or contingencies will have a material adverse effect on the Company’s financial condition, liquidity or results of operation.
Item 2. Management’s Discussion and Analysis or Plan of Operation (Unaudited)
Introduction and Discussion of Known Trends, Events and Uncertainties
     On April 5, 2005, the Company completed the sale of substantially all of its self-storage facilities to U-Store-It, except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. After the payment of debt and expenses, the Company had $8,579,508 available from the purchase price which was distributed to the owners of its operating partnership, LSS and to the Company. The Company has a 29.9% equity interest in the operating partnership, and Mr. Osborne, the Company’s Chairman of the Board and Chief Executive Officer, Thomas J. Smith, the Company’s President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, has the remaining 70.1% equity interest in the operating partnership. The consideration allocated to the Company for the sale of the facilities was $2,565,203 with the remaining $6,014,305 being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest. Because of the sale of assets to U-Store-It and the distribution of funds to the partners of LSS I, the partnership agreement of LSS I was amended effective April 22, 2005 to more accurately reflect the relative value of each partner’s interest in LSS I and the ability of the Class A limited partners to convert their units to shares of common stock of the Company. The amendment to the partnership agreement of LSS was filed as Exhibit 10.1 to the Form 10-QSB for the quarter ended June 30, 2005.
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
     The change in the Company’s business plan will result in the loss of the Company’s REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company anticipates that it will be able to satisfy all such tests, and comply with all other requirements of the Code with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in 2006. However, no assurance can be given that the Company will not lose or terminate its status as a REIT during 2005 as a result of the change in its business plan. If the Company does lose its REIT status in 2005, the tax consequences to the Company and its stockholders may be adverse. The Company is in the process of reviewing the tax consequences and will advise its stockholders with respect to these consequences if, for reasons the Company does not currently anticipate, the Company is unable to maintain its status as a REIT in 2005.
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
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for the Company is cash generated from rental charges at its self-storage facilities, rent from the commercial leases and cash from the recent sale of eighteen self-storage facilities. The Company’s net income was $1,832,645 for the nine months ended September 30, 2005 compared to a net loss of $19,570 for the nine months ended September 30, 2004. Cash and cash equivalents were $1,442,454 at September 30, 2005, as compared to $396,918 at December 31, 2004. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section of this Form 10-QSB.
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
     The Company’s current maturities of long-term debt from continuing operations decreased $28,255, or 1.9%, to $1,423,151 at September 30, 2005, from $1,451,406 at December 31, 2004. The decrease is the result of principal payments on the long-term debt.
     The Company believes that cash flow from operating and refinancing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis.

     If the Company determines to refinance or retire any of its maturing debt, there can be no assurance that the Company will be able to do so. If adequate funds are not available or not available on acceptable terms, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. The Company may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage, incur additional debt or sell assets. Given the low trading price of shares of the Company’s common stock, any additional issuance of stock will be dilutive to existing stockholders and would likely be significantly dilutive. There can be no assurance that the Company will be able to issue any additional shares of stock, sell its properties at prices that the Company believes are reasonable or obtain additional debt on favorable terms. Notwithstanding the sale of eighteen of the Company’s properties, long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees all of the Company’s debt. Mr. Osborne is under no legal obligation, requirement or agreement to guarantee any of refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, our business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.
     The Company may need to pay federal income taxes if they lose their REIT status and show a profit on their books. This could have a negative impact on liquidity.
Material Changes in Results of Operations
     On April 5, 2005, the Company sold all of its self-storage facilities to U-Store-It except its Painesville, Ohio and Gahanna, Ohio facilities. The Company’s results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities sold as discontinued operations for all periods presented. See Notes 2 and 4 of the Notes to Consolidated Financial Statements for additional details. The discussion for the material changes in results of continuing operations includes only those properties remaining after the sale of the discontinued operations.
Revenues from Continuing Operations
     Total revenues from continuing real estate operations and interest income increased $12,179 or 9.3%, to $142,503, for the three months ended September 30, 2005, from $130,324 for the three months ended September 30, 2004. Total revenues from continuing real estate operations and interest income increased $38,953 or 10.6%, to $406,614, for the nine months ended September 30, 2005, from $367,661 for the nine months ended September 30, 2004. Revenues for the three months ended increased largely due to interest income earned on cash. Revenues increased for the nine months ended largely due to the purchase of the Gahanna facility in February 2004 and interest income earned on cash.
Expenses from Continuing Operations
     Interest expense from continuing operations increased $17,802, or 44.4%, to $57,915 for the three months ended September 30, 2005 compared to $40,113 for the three months ended September 30, 2004. Interest expense from continuing operations increased $47,809, or 42.4%, to $160,482 for the nine months ended September 30, 2005 compared to $112,673 for the nine months ended September 30, 2004. The increase in expense was due to an increase in debt service for the Gahanna property purchase and the rise in interest rates on the Company’s debt.
     Property taxes and insurance expenses from continuing operations increased $4,946 or 13.1%, to $42,698 for the three months ended September 30, 2005 compared to $37,752 for the three months ended September 30, 2004. Property taxes and insurance expense from continuing operations increased $9,308, or 9.4%, to $108,462 for the nine months ended September 30, 2005 compared to $99,154 for the nine months ended September 30, 2004. Property taxes and property insurance increased largely due to real estate tax increases on the Painesville facility and the purchase of the Gahanna storage facility in 2004.
     Property operating expenses from continuing operations increased $17,072 or 34.0%, to $67,272 for the three months ended September 30, 2005 compared to $50,200 for the three months ended September 30, 2004. Property operating expense from continuing operations increased $5,267, or 3.5%, to $154,845 for the nine months ended September 30, 2005 compared to $149,578 for the nine months ended September 30, 2004. The increase in property operating expenses was largely due to bad debts increasing approximately $13,000, payroll expense increasing $6,000 and utilities increasing $4,000; offset by $10,000 less in repairs and maintenance and $10,000 less in vehicle leases.
     Legal and professional expenses decreased $2,888 or 4.7% to $58,807 for the three months ended September 30, 2005 compared to $61,695 for the three months ended September 30, 2004. Legal and professional expenses from continuing operations increased $99,440, or 66.8%, to $248,398 for the nine months ended September 30, 2005 compared to $148,958 for the nine months ended September 30, 2004. The increase is largely due to additional fees incurred relating to the sale of the Company’s eighteen self-storage facilities to U-Store-It. Since these are expenses of the Company and not the individual sites, these expenses are included in continuing operations.
     General and administrative expenses from continuing operations decreased $54,947 or 38.5%, to $87,931 for the three months ended September 30, 2005 compared to $142,878 for the three months ended September 30, 2004. The decrease for the three months ended is largely due to a reduction in corporate personnel after the sale in April 2005 of eighteen of our self storage sites. General and administrative expenses from continuing operations increased $140,542, or 30.5%, to $600,695 for the nine months ended September 30, 2005 compared to $460,153 for the nine months ended September 30, 2004. The increase for the nine months ended is largely due to bonus compensation expenses approved by the board of directors upon the completion of the sale of assets to U-Store-It, offset by a reduction in corporate personnel to align the Company with its current reduced structure.
     Depreciation and amortization expenses from continuing operations decreased $3,138 or 6.3%, to $46,930 for the three months ended September 30, 2005 compared to $50,068 for the three months ended September 30, 2004. Depreciation expense from continuing operations decreased $10,972, or 7.6%, to $132,931 for the nine months ended September 30, 2005 compared to $143,903 for the nine months ended September 30, 2004. Depreciation and amortization expenses decreased largely due to a portion of the Company’s furniture and fixtures being fully depreciated.
Loss from Continuing Operations
     As a result of the factors noted above, the Company’s loss from continuing operations decreased $10,000, or 13.2%, to a loss of $65,715 for the three months ended September 30, 2005 from a loss of $75,715 for the three months ended September 30, 2004. The Company’s loss from continuing operations increased $75,732, or 33.8%, to a loss of $299,760 for the nine months ended September 30, 2005 from a loss of $224,028 for the nine months ended September 30, 2004.
Income from Discontinued Operations
     The Company’s loss from discontinued operations net of minority interest was $5,324 for the three months ended September 30, 2005 compared to income of $96,410 for the three months ended September 30, 2004. The Company’s income from discontinued operations net of minority interest prior to the gain from the sale of $2,050,302 decreased $122,355, or 59.8%, to income of $82,103 for the nine months ended September 30, 2005 from income of $204,458 for the nine months ended September 30, 2004. The decreases are largely due to the timing of the sale of assets to U-Store-It on April 5, 2005, which produced a third quarter of 2005 with straggling expenses against the gain on the sale.
Net Income (Loss)

     As a result of the factors noted above, the Company had a net loss of $71,039 for the three months ended September 30, 2005 compared to net income of $20,695 for the three months ended September 30, 2004. The Company had net income of $1,832,645 for the nine months ended September 30, 2005 compared to a net loss of $19,570 for the nine months ended September 30, 2004.
Funds from Operations
     The Company uses Funds from Operations “FFO” as a measure of its profit or loss. The Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, the effects of any changes in accounting principles, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. FFO should not be considered:
•	a substitute for net income (determined in accordance with GAAP);

•	an indication of the Company’s financial performance;

•	a substitute for cash flows from operating activities (determined in accordance with GAAP); or

•	a measure of the Company’s liquidity.
The Company’s definition of FFO may not be comparable to similarly-titled measures of other real estate investment trusts, or REITs. The National Association of Real Estate Investment Trusts developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company believes that FFO is helpful to investors as a measure of performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, FFO provides investors with an understanding of the Company’s ability to incur and service debt and to make capital expenditures.
The following table sets forth the calculation of FFO for continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Loss from continuing operations	$(65,715)	$(75,715)	$(299,760)	$(224,028)
Adjustments:
Depreciation of real estate and amortization of deferred fees	46,930	50,068	132,931	143,903
Minority Interest	(153,335)	(176,667)	(699,439)	(522,730)

FFO	$(172,120)	$(202,314)	$(866,268)	$(602,855)

Interest Rate Risk
     Interest rate risk is the risk that interest rates will increase, which will affect the Company’s interest expense on its variable rate loans to increase.
     All of the Company’s debt, totaling $3.6 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $36,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.
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
Forward-Looking Statements
     Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:
•	the Company’s continued tax status as a REIT in 2005;

•	the loss of the Company’s tax status as a REIT in 2006;

•	the Company’s future business plans as a result of the sale of eighteen of its self-storage facilities to U-Store-It;

•	the Company can not guarantee success under the new business plan as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable;

•	the interest rate market, which, when interest rates increase, will cause the Company’s expenses on its variable-rate mortgages to increase;

•	the Company’s ability to increase occupancy and rental rates at its self-storage facilities;

•	the failure to successfully integrate acquired and newly-constructed facilities into the Company, including the acquisition in Gahanna, Ohio;

•	the ability of the Company to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms;

•	the ability to refinance the Company’s debts as they come due, including, without limitation, the Company’s maturing long-term debt;

•	changes in local real estate conditions;

•	the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs; and

•	decreases in occupancy rates.
     Any investor or potential investor in the Company must consider these risks and others that are detailed in other filings by the Company with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.
Election of REIT Status
     The Company intends to be taxed as a REIT under Section 856(c)(1) of the Code for the fiscal year ending December 31, 2005. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT’s taxable income. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.
     To qualify for REIT status, the Company must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to stockholders on a current basis and that the REIT’s ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company’s qualification as a REIT for any particular year.
     The change in the Company’s business plan, effective June 27, 2005, will result in the loss of the Company’s REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company anticipates that it will be able to satisfy all such tests, and comply with all other requirements of the Code with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in 2006. However, no assurance can be given that the Company will not lose or terminate its status as a REIT during 2005 as a result of the change in its business plan. If the Company does lose its REIT status in 2005, the tax consequences to the Company and its stockholders may be adverse. The Company is in the process of reviewing the tax consequences and will advise its stockholders with respect to these consequences if, for reasons the Company does not currently anticipate, the Company is unable to maintain its status as a REIT in 2005.
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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123-R (revised 2004). This statement is a revision of FASB Statement No. 123. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company does not believe that the adoption of this statement will materially effect its financial position or results of operations.
Item 3. Disclosure Controls and Procedures
     As of September 30, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.
Part II. Other Information
Item 1. Legal Proceedings
     There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending proceedings will have a material adverse effect on the Company’s financial condition, liquidity or results of operation.
Item 6. Exhibits

Exhibit No.	Description

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John D. Oil and Gas Company

Date: November 14, 2005	By:	/s/ Richard M. Osborne
Richard M. Osborne
Chairman of the Board and Chief Executive Officer

Date: November 14, 2005	By:	/s/ C. Jean Mihitsch
C. Jean Mihitsch
Chief Financial Officer