Form 10KSB
period 2005-12-31
JOHN D. OIL & GAS CO
filed 2006-03-31
CIK 1086411

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 0-30502

JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND	94-6542723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
(Address of principal executive office)

Issuer’s telephone number, including area code: (440) 974-3770

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: SHARES OF COMMON STOCK

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Issuer’s revenues for its most recent fiscal year were $1,820,347

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,214,948

The Issuer had 5,281,541 shares of common stock outstanding on March 10, 2006.

Transitional Small Business Disclosure Format.  Yes ☐     No ☑

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on June 13, 2006 are incorporated by reference into Part III of this 10-KSB.

JOHN D. OIL AND GAS COMPANY

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

i

PART I

Item 1.	Description of Business

History.  John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. On December 29, 1999, the Company succeeded to the business of Meridian Point Realty Trust ’83. Meridian was a business trust organized under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ’83.” On October 11, 1991, “Sierra Real Estate Equity Trust ’83” changed its name to “Meridian Point Realty Trust ’83.

On December 28, 1999, the stockholders elected trustees and approved certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company, a perpetual-life REIT, and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the Company’s President and Chief Operating Officer, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2005, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities.

In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company will focus its efforts on drilling new oil and gas wells in Northeast Ohio. The Company can not guarantee success under the new business plan as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable. The Company did not have revenue from oil and gas related assets in 2005. In addition to the new line of business, the Company intends, at the present time, to retain the two self-storage facilities currently owned by the Company. The self-storage facilities are located in Painesville, Ohio and Gahanna, Ohio. The Company may, if business and time warrant, sell the facilities in the future.

Discontinued Operations.  On April 5, 2005, the Company completed the sale of substantially all of its self-storage facilities to U-Store-It, except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. After the payment of debt and expenses, the Company had $8,579,508 available from the purchase price which was distributed to the partners of its operating partnership. The Company has a 29.9% equity interest in the operating partnership, and Mr. Osborne, the Company’s Chairman of the Board and Chief Executive Officer, Thomas J. Smith, the Company’s President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, have the remaining 70.1% equity interest in the operating partnership. The consideration allocated to the Company for the sale of the facilities was $2,565,203 with the remaining $6,014,305 being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest. Because of the sale of assets to U-Store-It and the distribution of funds to the partners of LSS, the partnership agreement of LSS was amended effective April 22, 2005 to more accurately reflect the relative value of each partner’s interest in LSS and the ability of the Class A limited partners to convert their units to shares of common stock of the Company.

Operating Partnership.  The partnership is the entity through which the Company conducts substantially all of its self-storage business and owns substantially all of its self-storage assets, either directly or through subsidiaries. The Company manages the affairs of the operating partnership by directing the affairs of the Company as general partner of the operating partnership. The Company’s general partnership interests and Class B limited partnership interests entitle it to share in cash distributions from, and in the profits and losses of, the operating partnership in proportion to its percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners. The Company plans to make all future transactions of self-storage facilities through the operating partnership and extracting and producing oil and natural gas products through the Company or other partnerships or entities that may be formed as subsidiaries of the Company.

Self-Storage Industry Overview.  As of December 31, 2005, the Company owned and operated two self-storage facilities consisting of 62,290 square feet of inside rentable storage, situated in Ohio. The average occupancy at the facilities was 65.20% for the year ended December 31, 2005 compared to 58.78% for the year ended December 31, 2004. The shortage of skilled operators and the scarcity of equity capital available to small operators for expansion in the current rising interest rate environment are just a few of the reasons the Company sold most of its self-storage facilities in 2005.

The Company has redirected its efforts to oil and gas exploration to increase cash flow and enhance shareholder value.

The Company’s principal executive offices are located at 8500 Station Street, Suite 100, Mentor, Ohio 44060 and its telephone number is 440-974-3770.

Federal Income Tax.  The change in the Company’s business plan will result in the loss of the Company’s REIT status in 2006. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company satisfied all such tests, and complied with all other requirements of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to maintaining REIT status, throughout calendar year 2005. The Company expects that it will cease to qualify as a REIT in the first quarter 2006.

Employees.  The Company currently employs seven full-time and three part-time employees, including two on-site managers. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 2.	Description of Property

The Self-Storage Facilities

As of December 31, 2005, The Company owned and operated two self-storage facilities containing an aggregate of 62,290 square feet of inside storage space. Additional space is available for parking vehicles outside, as well as, commercial rental space at the Painesville, Ohio site. The Company owns 100% fee interest in each of the self-storage facilities.

The following table provides an overview of information regarding the self-storage facilities.

	Date	Year Built/		Rentable		Inside
Location	Acquired	Expanded		Square Footage	Acres	Units	Construction

Gahanna	2/24/04	1988		30,525	2.29	258	Steel
Painesville**	10/01/00	1940/2000	*	31,765	3.20	362	Steel

*	Year additional units were added by the Company.

**	In addition, Painesville has 22,685 square feet of office and retail space, with an occupancy rate of 89.9% and an annual rental rate of $10.62 per square foot at December 31, 2005.

The following tables show the occupancy rates and annual rental rates per square foot for inside storage at each of the self-storage facilities on December 31, 2005:

Continuing Operation Facilities

		Annual Rental Rate
	Occupancy	Per Occupied
Location	Rate %	Square Foot $

Painesville	36.45	9.03
Gahanna	93.94	6.96

Average	65.20	8.00

Environmental and Other Regulations.  The Company is subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. The Company has not received any notice from any governmental authority or private party of any material environmental noncompliance, claim or liability in connection with any of the self-storage facilities. The Company is not aware of any environmental condition with respect to any of the self-storage facilities that could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances violated a tenant’s lease. The Company prohibits the storage of hazardous or toxic substances in its lease agreements with its tenants; however, the Company is not in a position to know what a tenant stores at its self-storage facility. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property, may adversely affect the owner or operator’s ability to use the contaminated property as collateral in connection with borrowing money. In connection with the ownership of the self-storage facilities, the Company may be potentially liable for any cleanup costs.

The Company conducted Phase I environmental audits for each facility it acquired or constructed. None of these audits revealed any need for remediation.

The Company’s self-storage facilities are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. The Company believes that the self-storage facilities are in substantial compliance with all such regulations.

Property Management.  The self-storage facilities are operated under the “Liberty Self-Stor, Ltd.” trade name and have on-site managers. Managers report to the Company’s Vice President of Operations. The facilities are staffed six to nine hours per day, seven days a week, with access from 6 a.m. to 10 p.m. The facilities are located in a mix of urban and suburban locations.

Competition.  The facilities compete with a variety of other self-storage companies, including national, regional and local companies. Each facility has at least two other self-storage facilities within a five mile radius. Many of the Company’s competitors are larger and have substantially greater financial resources than the Company. Local competition has the effect of keeping both occupancy and rental rates down. Competition may also reduce the number of suitable acquisition opportunities offered to the Company and increase the bargaining power of facility owners seeking to sell. If competition increases, the Company could experience a decrease in its existing occupancy levels and rental rates, which could decrease the cash available for distribution. In addition, as has happened recently in markets across the country, the self-storage industry has at times experienced overbuilding in response to perceived increases in demand. Continued overbuilding might cause the Company to experience a decrease in occupancy levels, limit the Company’s ability to increase rents, and compel the Company to offer discounted rents.

Leases.  Space at each facility is leased on a monthly basis using a standard form lease agreement. Attached to each lease agreement is a lease addendum notifying lessees that they store goods at their own risk.

Insurance.  In the opinion of the Company’s management, the facilities are adequately covered by insurance. Each facility has a limit on coverage determined by management and the Company’s insurance company, and each policy carries a $1,000 deductible. The Company’s responsibility for losses extends only to the actual property owned by the Company and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. The Company’s management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on the Company’s investments at a reasonable cost and on suitable terms.

In addition, the Company maintains title insurance insuring fee title to the self-storage facilities in an aggregate amount believed to be adequate. Also, with the change to the business plan in the third quarter of 2005, the Company purchased a commercial liability policy.

Mortgages.  The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with an interest rate of 6.88%, using a 20-year amortization period. The principal amount of the loan as of December 31, 2005, was $1,556,395. A second loan with an original amount of $1,300,000 also finances the Painesville facility. The loan is a personal loan by a bank to Mr. Osborne. The Company entered into a loan agreement with Mr. Osborne with terms that are identical to the bank loan. The loan has an interest rate equal to the lending bank’s prime rate, originally maturing on October 1, 2003. The maturity date was extended to November 30, 2007. The loan is an interest only loan, and current monthly interest payments are $3,576. The current rate is 7.25%. While the loan is interest only, the principal amount of the loan as of December 31, 2005 was $591,910, due to payments to Mr. Osborne.

The Gahanna facility is encumbered by a mortgage in the original amount of $787,500, maturing on March 1, 2009. The loan had an initial interest rate of 4.00%, the lending bank’s prime rate. Monthly principal and interest payments are $5,859, with a current rate of 7.25% and a balloon payment at the end of 59 months estimated at $674,512. The principal amount of the loan as of December 31, 2005 was $734,932.

Depreciation.  Depreciation of fixed assets is computed using the straight-line method and is based upon useful lives of 25 years for buildings and improvements and five years for personal property.

Investment Policy

The Company was originally organized to acquire, succeed to, continue and expand the business of Meridian. The Company operated and was taxed as a REIT through December 2005. The Board of Directors, in its sole discretion, may change or modify the Company’s investment objective. In particular, with the new business plan, the Company will not be taxed as a REIT in 2006 due to entering into the business of extracting and producing oil and natural gas products.

Activities of the Company.  Subject to Maryland law, the Company has the ability to:

1. issue senior securities;

2. borrow money;

3. make loans;

4. underwrite securities of other issuers;

5. engage in the purchase or sale of investments;

6. offer securities in exchange for property;

7. repurchase or otherwise reacquire its shares or other securities; and

8.	furnish annual reports and other reports to stockholders which contain annual audited financial statements.

The Company could borrow money necessary to acquire properties, could offer interests of the operating partnership in exchange for properties, and will make annual reports with audited financial statements. The Company has no current plans to engage in any of the other listed activities. During each of the last three years, the Company filed annual and quarterly reports with the SEC. The Company’s ability to engage in any of the above activities is subject to change without the approval of stockholders.

Investment Strategy.  The Company previously focused on the acquisition, expansion and development of a portfolio of self-storage facilities. After the sale of eighteen of the self-storage facilities in April 2005, the Company decided to capitalize on other investment opportunities to increase shareholder value. The Board of Directors approved redirecting the Company’s focus to the oil and gas business. The name was changed and the Company began to position itself for the business plan change that would commence fully in 2006. The Company plans to pay for its future plans with cash, debt, the issuance of debt securities, the sale of equity securities and funds from operations.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending proceedings will have a material adverse effect on the Company’s financial condition, liquidity or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities.

Market Information.  The Company’s shares of common stock, $0.001 par value per share, trade on the Over-the-Counter Bulletin Board Market, or OTCBB, under the symbol “JDOG”.

The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company’s common stock for each quarter within the Company’s last two fiscal years. Because the Company’s common stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

2005
First Quarter	$0.63	$0.49
Second Quarter	0.65	0.35
Third Quarter	0.85	0.35
Fourth Quarter	0.85	0.60
2004
First Quarter	$0.85	$0.49
Second Quarter	0.87	0.49
Third Quarter	0.87	0.55
Fourth Quarter	0.55	0.49

Record Holders.  As of March 17, 2006, The Company’s shares of common stock were held of record by approximately 1,909 shareholders. This number does not include the number of persons who hold stock in nominee or “street name” accounts through brokers or banks.

Dividends.  No dividends were paid to the Company’s stockholders in 2004. However a $0.20 cash dividend was paid to shareholders of record at the close of business on April 13, 2005. Under the REIT tax rules, the Company is required to make annual distributions to stockholders of at least 90% of its taxable income. The Company did not have any taxable income in 2005 or 2004 and, thus, the Company remained in compliance with this rule as of December 31, 2005. In accordance with the Company’s organizational documents, dividend distributions are at the discretion of the Company’s directors. In addition, under the terms of the partnership agreement of the operating partnership, the operating partnership is required to make distributions to enable the Company to comply with the REIT dividend rules, unless the Company, acting as general partner of the operating partnership, determines that such a distribution would not be in the best interests of the operating partnership. There can be no assurance when or if any additional dividends will be paid.

Issuance of Common Stock.  The Company did not issue any shares of its common stock in 2005 or 2004.

Purchases of Common Stock.  The Company did not purchase any shares of its common stock in 2005 or 2004.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	135,000	$0.5625	165,000
Equity compensation plans not approved by security holders	—	—	—

Total	135,000	$0.5625	165,000

Item 6.	Management’s Discussion and Analysis or Plan of Operation

John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. On December 29, 1999, the Company succeeded to the business of Meridian Point Realty Trust ’83. Meridian was a business trust organized under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ’83.” On October 11, 1991, “Sierra Real Estate Equity Trust ’83” changed its name to “Meridian Point Realty Trust ’83.”

On December 28, 1999, the stockholders elected trustees and approved certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company, a perpetual-life REIT, and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the Company’s President and Chief Operating Officer, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2005, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities.

In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company will focus its efforts on drilling new oil and gas wells in Northeast Ohio. The Company can not guarantee success under the new business plan as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable. The Company did not have revenue from oil and gas related assets in 2005. In addition to the new line of business, the Company intends, at the present time, to retain the two self-storage facilities currently owned by the Company. The self-storage facilities are located in Painesville, Ohio and Gahanna, Ohio. The Company may, if business and time warrant, sell the facilities in the future.

On March 1, 2006, John D. Oil and Gas Company announced, effective February 24, 2006, that it had expanded the size of its Board of Directors from six to eight members. The Board has appointed Terrence P. Coyne and Gregory J. Osborne to fill the vacancies. Mr. Coyne is a commercial real estate broker with Grubb & Ellis, representing parties in the acquisition and disposition of commercial real estate. Gregory Osborne is President of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Oh. He is the son of Richard M. Osborne, the Company’s Chairman and Chief Executive Officer.

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

Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the

Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from these estimates. The Company believes the following reflect the most significant accounting policies, judgments and estimates used in the preparation of its financial statements.

Revenue recognition:  The Company’s revenue from real estate operations is derived primarily from monthly rentals of self-storage units. The Company recognizes revenues monthly when they are earned, based on the rental rates of the occupied self-storage units. For long-term leases of commercial space, revenue is recognized on a straight-line basis over the respective lease terms.

Property and equipment:  Property and equipment acquired in connection with the Company’s reorganization with the Ohio LLC were valued based upon an appraisal performed in 1999, while assets acquired since the reorganization are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives of 25 years for buildings and improvements and five years for furniture and equipment. The Company believes that the assigned useful lives are reasonable given the nature of the assets and management’s experience with similar assets in this industry.

Fair Value of Financial Instruments and Derivatives:  Financial instruments such as cash accounts receivable, notes payable, and interest rate swaps are carried at fair value as determined by using available market information and appropriate valuation methodologies. The Company periodically reviews and adjusts the carrying values of its financial instruments to ensure the instruments approximate fair value. Derivatives are recognized on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of these derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

Impairment of long-lived assets:  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows from operations as well as ultimate disposition of the asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Fair values would be determined based upon market prices for similar properties, or discounted future cash flow analysis. The Company has reviewed the carrying values of its self-storage facilities for impairment, and has determined that the projected undiscounted cash flows over the remaining useful lives of the assets exceed the respective carrying values of the assets at December 31, 2005.

Reclassification:  As a result of the sale of all but two of the Company’s self-storage facilities, certain amounts in the December 31, 2004 financial statements have been reclassified to conform to the December 31, 2005 presentation. These reclassifications had no effect on net income or loss or shareholders’ equity as previously stated.

Cash-flow Statement:  In 2005 the Company has separately disclosed the operating, investing and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Liquidity and Capital Resources

Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The primary source of liquidity for the Company is cash generated from rental charges at its self-storage facilities, rent from the commercial leases and cash from the sale of eighteen self-storage facilities in 2005. The Company showed net income equal to $1,788,361 for the year ended December 31, 2005 compared to net income equal to $3,401 for the year ended December 31, 2004. Cash and cash equivalents were $878,613 at December 31, 2005, as compared to $396,918 at December 31, 2004. The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.

The Company has used cash primarily to operate and maintain its self-storage facilities and to service the principal and interest on its existing debt thru 2005. Sources of liquidity over the next 12-month period include available cash, cash generated from rental charges at its self-storage facilities and cash generated from the sale of stock in private placement offerings. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan. As a result of the sale of its eighteen self-storage facilities to U-Store-It, the Company received $2,565,203 to meet its cash needs.

On March 1, 2006, the Company announced that on February 28, 2006 it sold 2.0 million shares of its common stock to the Richard M. Osborne Trust (an Ohio trust of which Richard Osborne is the sole trustee) and 200,000 shares to Mr. Coyne for $0.50 per share, or $1.1 million in total. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541. The Company is also in discussions with other private investors to purchase additional shares of its common stock upon the same terms and conditions.

The oil and gas production business incurs large capital expenditures in the startup phase. Once wells are producing, they generate revenues and cash flow.

The Company’s current maturities of long-term debt from continuing operations decreased $38,563, or 25.5%, to $112,843 at December 31, 2005, from $151,406 at December 31, 2004. The decrease is largely the result of principal payments.

The following table sets forth the maturity dates and the total of the Company’s long-term debt as of December 31, 2005, as well as future commitments under the Company’s office space lease. The Company has no other long-term obligations or commitments.

	Payments Due by Period
	Less than			After
Contractual Obligations	1 year	1-3 years	4-5 years	5 years	Total

Long-Term Debt	$704,753	$250,513	$1,927,971	$—	$2,883,237
Operating Lease*	15,600	31,200	23,400	—	70,200

Total Contractual Cash Obligations	$720,353	$281,713	$1,951,371	$—	$2,953,437

*	The operating lease for office space was renegotiated on July 1, 2005 with a five year term ending July 2010, at a rental of $1,300 per month, which is reflected in the above table.

The Company believes that cash flow from operating and financing activities will be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis.

Additionally, the Company believes that long-term cash flow needs will be met by selling stock in private placements and borrowing from related parties.

If the Company determines to refinance or retire any of its maturing debt, there can be no assurance that the Company will be able to do so. If adequate funds are not available or not available on acceptable terms, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations. The Company may also determine to issue additional shares of preferred or common stock to reduce its debt to equity leverage, incur additional debt or sell assets. Given the low trading price of shares of the Company’s common stock, any additional issuance of stock will be dilutive to existing stockholders and would likely be significantly dilutive. There can be no assurance that the Company will be able to issue any additional shares of stock, or obtain additional debt on favorable terms. Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, who currently personally guarantees substantially all of the Company’s debt. Mr. Osborne is under no legal obligation, requirement or agreement to guarantee any of refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, our business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.

The Company will need to pay federal income taxes in 2006 when it loses its REIT status if it shows a profit on its books. This could have a negative impact on liquidity.

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

Revenues from Continuing Operations

Total revenues from continuing real estate operations and interest income increased $48,824 or 9.7%, to $549,702, for the year ended December 31, 2005, from $500,878 for the year ended December 31, 2004. Revenues increased partially due to the interest earned on the sale proceeds retained by the Company and partially due to increased occupancy in the Gahanna self-storage facility.

Expenses from Continuing Operations

Interest expense from continuing operations increased $64,531, or 40.7%, to $222,963 for the year ended December 31, 2005 compared to $158,432 for the year ended December 31, 2004. The expense was largely increased due to the rise in interest rates on the Company’s debt.

Property taxes and insurance expenses from continuing operations increased $9,774 or 7.1%, to $147,295 for the year ended December 31, 2005 compared to $137,521 for the year ended December 31, 2004. Property taxes and property insurance increased largely due to real estate tax increases on the Painesville property. Also, an additional insurance policy was taken out to protect the corporation from liability losses relating to the future oil and gas business ventures.

Property operating expenses from continuing operations increased $10,736 or 5.5%, to $207,667 for the year ended December 31, 2005 compared to $196,931 for the year ended December 31, 2004. The increase in property operating expenses was largely due to bad debts increasing approximately $14,500, payroll expense increasing $9,900 and utilities increasing $6,600; offset by $10,000 less in repairs and maintenance and $13,500 less in vehicle lease expense.

Legal and professional fees decreased $18,569 or 7.1% to $244,245 for the year ended December 31, 2005 compared to $262,814 for the year ended December 31, 2004. The decrease is largely due to a reduction in the legal accrual. Legal fees that were included in the legal expenses for 2004 relating to the sale of the eighteen self-storage facilities were applied to the gain on the sale of the properties in 2005.

General and administrative expenses from continuing operations increased $60,868, or 9.6%, to $696,326 for the year ended December 31, 2005 compared to $635,458 for the year ended December 31, 2004. The increase is largely due to bonus compensation expenses approved by the board of directors upon the completion of the sale of assets to U-Store-It, offset by a reduction in corporate personnel to align the Company with its current reduced operations.

Depreciation expenses from continuing operations decreased $15,005, or 7.7%, to $178,989 for the year ended December 31, 2005 compared to $193,994 for the year ended December 31, 2004. Depreciation and amortization expenses decreased largely due to a portion of the Company’s furniture and fixtures being fully depreciated.

Loss from Continuing Operations

As a result of the factors noted above, the Company’s loss from continuing operations increased $19,053, or 5.9%, to $344,335 for the year ended December 31, 2005 from a loss of $325,282 for the year ended December 31, 2004.

Income from Discontinued Operations

The Company’s income from discontinued operations net of minority interest prior to the gain from the sale of $2,050,265 decreased $246,252, or 75.0%, to $82,431 for the year ended December 31, 2005 from $328,683 for the year ended December 31, 2004. The decreases are largely due to the timing of the sale of assets to U-Store-It on April 5, 2005, with straggling expenses against the gain on the sale in later quarters of 2005.

Net Income

As a result of the factors noted above, the loss from continuing operations of $344,335, the gain from the sale of the eighteen self-storage facilities of $2,050,265 and the income of $82,431 from discontinued operations, the Company had net income of $1,788,361 for the year ended December 31, 2005 compared to net income of $3,401 for the year ended December 31, 2004.

Funds from Operations

The Company uses Funds from Operations “FFO” as a measure of its profit or loss in the self-storage industry. The Company defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America “GAAP”), excluding gains (or losses) from sales of property, the effects of any changes in accounting principles, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. FFO should not be considered:

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

The following table sets forth the calculation of FFO for continuing operations:

	For the Year Ended December 31,
	2005	2004

Net Loss from continuing operations	$(344,335)	$(325,282)
Adjustments:
Depreciation of real estate and amortization of deferred fees	178,989	193,994
Minority Interest	(803,448)	(758,990)

FFO	$(968,794)	$(890,278)

Interest Rate Risk

Interest rate risk is the risk that interest rates will increase, which will affect the Company’s interest expense on its variable rate loans to increase.

All of the Company’s debt, totaling $2.9 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately

$29,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

The Company was party to two interest rate swap agreements with commercial banks that qualified for hedge accounting under SFAS No. 133. The fair market value of the swaps at December 31, 2004 was $159,457.

The swaps are included in Assets Related to Discontinued Operations, net in the accompanying consolidated balance sheet, while the change in their aggregate fair value, net of minority interest, is reflected in the determination of comprehensive income for the reporting periods. When the loans relating to the swaps were paid off in April 2005, the swaps were also paid in full.

The Company had no off-balance sheet arrangements at December 31, 2005.

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

•	the loss of the Company’s tax status as a REIT in 2006;

•	the Company’s ability to implement its new business plan, as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable;

•	the interest rate market, which, when interest rates increase, will cause the Company’s expenses on its variable-rate mortgages to increase;

•	the Company’s ability to increase occupancy and rental rates at its self-storage facilities;

•	the ability of the Company to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms;

•	the ability to refinance the Company’s debts as they come due, including, without limitation, the Company’s maturing long-term debt;

•	changes in local real estate conditions;

•	the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs; and

•	decreases in occupancy rates.

Any investor or potential investor in the Company must consider these risks and others that are detailed in other filings by the Company with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

Election of REIT Status

The Company expects to be taxed as a REIT under Section 856(c)(1) of the Internal Revenue Code for the fiscal year ending December 31, 2005. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the REIT’s taxable income. In order to maintain REIT status, the Company must satisfy at the end of each fiscal quarter a variety of tests with respect to the assets and income of the Company. The Company satisfied all such tests, and complied with all other requirements of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to maintaining REIT status, throughout calendar year 2005. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.

The change in the Company’s business plan will result in the loss of the Company’s REIT status in 2006. The Company expects that it will cease to qualify as a REIT in the first quarter 2006.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R revised the requirements for consolidation by business enterprises of variable interest entities having specific characteristics. FIN 46R applies immediately to variable interests created after December 31, 2003, and to all other variable interest entities no later than the beginning of the first reporting period after December 15, 2004. The Company does not believe that it has any variable interests, and as such, believes that the adoption of this statement does not materially effect its financial position or results of operations.

In December 2004, the FASB issued Summary of Statement No. 123 (revised 2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement is effective for small business issuers as of the beginning of the interim or annual reporting period that begins after December 15, 2005. The Company does not believe that the adoption of this statement will materially effect its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exits about the timing and (or) method of settlement. Interpretation 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 is effective no later than for fiscal years ending after December 15, 2005. The Company believes that the adoption of this statement does not have a material effect on its financial position or results of operations.

Item 7.	Financial Statements

The Company’s Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are filed as part of this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Item 8B.  Other Information

None.

PART III

Item 9.	Directors, Executive Officers and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The information required by this Item 9 is incorporated herein by reference to the Registrant’s definitive Proxy Statement, relating to its 2006 Annual Meeting (“Proxy Statement”), under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” The Proxy Statement will be filed with the SEC no later than April 30, 2006.

Item 10.	Executive Compensation

The information required by Item 10 is contained under the caption “Executive Compensation and Other Information” in the Proxy Statement and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 is contained under the caption “Principal Stockholders” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The information required by Item 12 is contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 13.  Exhibits

NO. DESCRIPTION
(In accordance with Item 601 of Regulation S-B)

Exhibit No.	Description

2.1	Purchase and Sale Agreement entered into August 4, 1997, together with First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase and Sale Agreement effective August 15, 1997, between Meridian Point Realty Trust ’83 and 2400 Charleston Associates, LLC (successor to Rubin-Pachulski Properties, Inc.) (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 5, 1997 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust ’83, the Company and Liberty Self-Stor Limited Partnership (Exhibits A and B to the Agreement and Plan of Merger are Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.1	Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.2	Articles of Amendment to the Articles of Incorporation of the Company dated March 29, 2006 (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated June 27, 2005 and incorporated herein by reference.)

3.3	Bylaws of the Company (Filed as Exhibit 3.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.1	Agreement between Meridian Point Realty Trust ’83 and E&L Associates, dated February 23, 1996 (Filed as part of Registrant’s Form 8-K dated February 10, 1995 and incorporated herein by reference.)

10.2	Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust ’83 and U.S. Trust Company, N.A. (Filed as Exhibit 10.2 to Registrant’s Form 10-KSB dated March 31, 1999 and incorporated herein by reference.)

10.3	1999 Stock Option and Award Plan of the Company (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.4	Lease between OsAir, Inc. and the Company (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

Exhibit No.		Description

10.5		Agreement of Limited Partnership of LSS I Limited Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.6		Employment Agreement, dated December 28, 1999, by and between the Company and Thomas J. Smith (Filed as Exhibit 10.4 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.7		Cost Sharing Agreement, by and between Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd. dated December 28, 1999 (Filed as Exhibit 10.7 to Registrant’s Form 10-KSB, dated March 15, 2000 and incorporated herein by reference.)

10.8		Contract among Acquiport/Amsdell I Limited Partnership and/or its nominee, Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd (Filed as Exhibit 10.1 to Registrant’s Form 8K; dated September 7, 2004 and incorporated herein by reference)

10	.9*	Amended and Restated First Amendment to Agreement of Limited Partnership of LSS I Limited Partnership dated March 29, 2006

10.10		Registration Rights Agreement dated February 28, 2006 between the Company and the Richard M. Osborne Trust (Filed as Exhibit 4.1 to Registrant’s Form 8-K dated February 24, 2006 and incorporated herein by reference.)

10.11		Stock Subscription Agreement dated February 28, 2006 between the Company and the Richard M. Osborne Trust (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated February 24, 2006 and incorporated herein by reference.)

10.12		Stock Subscription Agreement dated February 28, 2006 between the Company and Terence P. Coyne (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated February 24, 2006 and incorporated herein by reference.)

31	.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31	.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2006	JOHN D. OIL AND GAS COMPANY

	By:	/s/ Richard M. Osborne

Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard M. Osborne Richard M. Osborne	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Dated: March 29, 2006

/s/ C. Jean Mihitsch C. Jean Mihitsch	Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 29, 2006

/s/ Steven A. Calabrese Steven A. Calabrese	Director	Dated: March 29, 2006

/s/ Terence P. Coyne Terence P. Coyne	Director	Dated: March 29, 2006

/s/ Richard T. Flenner Jr. Richard T. Flenner	Director	Dated: March 29, 2006

/s/ Mark D. Grossi Mark D Grossi	Director	Dated: March 29, 2006

/s/ Marc C. Krantz Marc C. Krantz	Secretary and Director	Dated: March 29, 2006

/s/ Gregory J. Osborne Gregory J. Osborne	Director	Dated: March 29, 2006

/s/ Thomas J. Smith Thomas J. Smith	Director	Dated: March 29, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
John D. Oil and Gas Company

We have audited the accompanying consolidated balance sheets of John D. Oil and Gas Company (a Maryland corporation) and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John D. Oil and Gas Company and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Cleveland, Ohio
March 14, 2006

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash	$878,613	$396,918
Accounts Receivable	1,324	922
Accounts Receivable from related parties	59,632	271,758
Assets Related to Discontinued Operations, net	—	27,012,322
Assets Held for Sale	204,762	—
Other current assets	9,391	2,862

Total Current Assets	1,153,722	27,684,782
PROPERTY AND EQUIPMENT:
Land	481,164	685,926
Buildings and Improvement	3,935,928	3,935,928
Furniture and Equipment	224,054	168,042
Accumulated Depreciation	(861,519)	(680,811)

	3,779,627	4,109,085
Minority Interest Receivable	391,672	—
OTHER ASSETS	35,011	38,293

TOTAL ASSETS	$5,360,032	$31,832,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Current maturities of long-term debt	$112,843	$151,406
Note Payable to related party	591,910	1,300,000
Accounts Payable	375,280	91,526
Accounts Payable to related parties	16,422	464,854
Liabilities Related to Discontinued Operations, net	—	24,830,802
Accrued expenses	280,194	475,530

Total Current Liabilities	1,376,649	27,314,118
LONG TERM DEBT, net of current maturities	2,178,484	2,270,844
OTHER LONG-TERM LIABILITIES	8,129	12,561
MINORITY INTEREST LIABILITY	—	1,561,405
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Serial preferred stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 3,081,541 and 3,082,668 shares issued and outstanding, stated at	3,082	3,083
Paid-in capital	25,798,779	25,799,229
Retained earnings (Loss)	(24,005,091)	(25,176,918)
Accumulated other comprehensive income	—	47,838

Total Shareholders’ Equity	1,796,770	673,232

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,360,032	$31,832,160

The accompanying notes to consolidated financial statements are an integral part of these statements.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2005 and 2004

	2005	2004

REVENUES
Revenues from real estate operations	$521,876	$494,753
Interest and other	27,826	6,125

Total revenues	549,702	500,878
OPERATING EXPENSES
Interest expense	222,963	158,432
Property taxes and insurance	147,295	137,521
Property operating expense	207,667	196,931
Legal and professional fees	244,245	262,814
General and administrative, including amounts paid to a related party of $37,800 and $48,000, respectively	696,326	635,458
Depreciation and amortization	178,989	193,994

Total expenses	1,697,485	1,585,150

Loss from continuing operations before minority interest	(1,147,783)	(1,084,272)
Minority interest	(803,448)	(758,990)

Loss from continuing operations	(344,335)	(325,282)
Income from discontinued operations, net of minority interest of $192,340 and $766,926	82,431	328,683
Gain on sale of assets from discontinued operations, net of minority interest of $4,783,955	2,050,265	—

Income from discontinued operations	2,132,696	328,683

Net Income	$1,788,361	$3,401

Other comprehensive income (loss)
Changes in fair values of cash flow hedges, net of minority interest of ($111,619) and $104,545	(47,838)	44,805

Comprehensive Income:	$1,740,523	$48,206

Weighted Average Basic Shares Outstanding:	3,082,255	3,082,668

Weighted Average Diluted Shares Outstanding:	3,087,890	3,082,668

Loss per common share from continuing operations — basic and diluted:	$(0.11)	$(0.11)
Earnings per common share from discontinued operations — basic and diluted:	0.69	0.11

Earnings per common share — basic and diluted:	$0.58	$0.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

				Accumulated
			Retained	Other
	Common	Paid-in	Earnings	Comprehensive
	Stock	Capital	(Loss)	Income (Loss)	Total

Balance at December 31, 2003	$3,083	$25,799,229	$(25,180,319)	$3,033	$625,026
Net Income			3,401		3,401
Change in fair value of cash flow hedges				44,805	44,805

Balance at December 31, 2004	$3,083	$25,799,229	$(25,176,918)	$47,838	$673,232
Redemption of Common Stock	(1)	(450)			(451)
Cash Dividends of $0.20 per share			(616,534)		(616,534)
Net Income			1,788,361		1,788,361
Change in fair value of cash flow hedges				(47,838)	(47,838)

Balance at December 31, 2005	$3,082	$25,798,779	$(24,005,091)	$—	$1,796,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,788,361	$3,401
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	178,989	193,994
Gain on sale of security	—	(5,002)
Minority interest income	(803,448)	7,936
Distributions to minority interest	(6,014,305)	—
Changes in operating assets and liabilities:
Accounts receivable	211,724	(154,397)
Other current assets	(6,529)	12,396
Other assets	5,001	(14,184)
Accounts payable	(164,678)	47,110
Accrued expenses	(195,336)	76,944
Other liabilities	(4,432)	(4,809)
Change in Discontinued Operations, as revised	(2,284,488)	701,223

Net cash provided by operating activities	(7,289,141)	864,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property equipment, net	(56,012)	(1,169,367)
Proceeds from sale of equipment	—	12,984
Proceeds from sale of security	—	12,602
Change in Discontinued Operations, as revised	33,476,273	(4,139)

Net cash used in investing activities	33,420,261	(1,147,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(616,534)	—
Distributions to dissenting shareholders	(451)	—
Principal payments on notes payable	(130,923)	(406,949)
Principal payments to related party	(708,090)	—
Borrowings from related party	—	250,000
Borrowings from third party	—	787,500
Change in Discontinued Operations, as revised	(24,193,427)	(484,671)

Net cash used in financing activities	(25,649,425)	145,880

NET INCREASE (DECREASE) IN CASH	481,695	(137,428)
CASH, beginning of period	396,918	534,346

CASH, end of period	$878,613	$396,918

The accompanying notes to consolidated financial statements are an integral part of these statements.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004

1.	General

John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. On December 29, 1999, the Company succeeded to the business of Meridian Point Realty Trust ’83. Meridian was a business trust organized under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ’83.” On October 11, 1991, “Sierra Real Estate Equity Trust ’83” changed its name to “Meridian Point Realty Trust ’83.

On December 28, 1999, the stockholders elected trustees and approved certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company, a perpetual-life REIT, and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the Company’s President and Chief Operating Officer, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2005, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities.

In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company will focus its efforts on drilling new oil and gas wells in Northeast Ohio. The Company can not guarantee success under the new business plan as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable. In addition to the new line of business, the Company intends, at the present time, to retain the two self-storage facilities currently owned by the Company. The self-storage facilities are located in Painesville, Ohio and Gahanna, Ohio. The Company may, if business and time warrant, sell the facilities in the future. The Company did not have revenue from oil and gas related assets in 2005.

2.	Recent Event

On April 5, 2005, the Company completed the sale of substantially all of its self-storage facilities to U-Store-It, except its Painesville, Ohio and Gahanna, Ohio facilities for a cash purchase price of $33.7 million. After the payment of debt and expenses, the Company had $8,579,508 available from the purchase price which was distributed to the partners of its operating partnership. The Company has a 29.9% equity interest in the operating partnership, and Mr. Osborne, the Company’s Chairman of the Board and Chief Executive Officer, Thomas J. Smith, the Company’s President and Chief Operating Officer, and Retirement Management Company, of which Mr. Osborne is the sole stockholder, has the remaining 70.1% equity interest in the operating partnership. The consideration allocated to the Company for the sale of the facilities was $2,565,203 with the remaining $6,014,305 being allocated to Mr. Osborne, Mr. Smith and Retirement Management Company for their 70.1% equity interest. Because of the sale of assets to U-Store-It and the distribution of funds to the partners of LSS, the partnership

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

agreement of LSS was amended effective April 22, 2005 to more accurately reflect the relative value of each partner’s interest in LSS and the ability of the Class A limited partners to convert their units to shares of common stock of the Company.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC.

Accounts Receivable

The Company’s accounts receivable arising from the self-storage business are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Continuing operations total bad debt expense in 2005 was $27,042 compared to $12,497 in 2004, while recoveries were $1,928 in 2005 compared to $3,371 in 2004. In 2005, the Company expensed approximately $24,000 of unpaid rent for office and retail space at its Painesville facility. The vacant office space was subsequently rented. Based upon management’s specific review of all other past due accounts at year-end, the Company concluded that no allowance for doubtful accounts was required at December 31, 2005 and 2004.

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

At December 31, 2005, two parcels of land were categorized to Asset Held for Sale from Land totaling $204,762. This land is adjacent to one of the self-storage facilities sold to U-Store-It in April 2005.

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

Revenue Recognition

The Company’s revenue from real estate operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $216,480 and $216,553 for the years ended December 31, 2005 and 2004, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending December 31 and thereafter are as follows:

2006	$219,054
2007	207,880
2008	163,380
2009	157,980
2010	108,720
Thereafter	36,443

$893,457

Comprehensive Income

“SFAS” No. 130, “Reporting Comprehensive Income” requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in shareholders’ equity from non-owner sources and, for the Company, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS No. 133, as amended.

Reclassifications

As a result of the sale of all but two of the Company’s self-storage facilities, certain amounts in the December 31, 2004 financial statements have been reclassified to conform to the December 31, 2005 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Cash-flow Statement

In 2005 the Company has separately disclosed the operating, investing and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Advertising and Promotion Costs

The Company expenses advertising and promotion costs when incurred. Amounts expensed for advertising and promotion for continuing operations totaled $18,722 for the year ended December 31, 2005 compared to $16,280 for the year ended December 31, 2004.

Employee Benefits

The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

300,000 options or restricted shares pursuant to the Plan. As of December 31, 2005 and 2004, 135,000 options were outstanding. No additional options were granted or exercised during the years ended December 31, 2005 and 2004.

The Company follows the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and accordingly, no expense was recognized for options granted. The pro forma effect on compensation expense for the year ended December 31, 2005 and 2004 related to the stock options granted is not presented, since the options were fully vested on January 31, 2003.

The following table presents the stock options outstanding at December 31:

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Outstanding at beginning of year	135,000	$0.56	170,000	$0.55
Granted	—		—
Exercised	—		—
Forfeited	—		(35,000)	$0.48

Outstanding at end of year	135,000	$0.56	135,000	$0.56

Options available for grant	165,000		165,000
Exercisable at end of year	135,000	$0.56	135,000	$0.56

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments are determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable, notes payable, and interest rate swaps. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at December 31, 2005. The interest rate swaps at December 31, 2004 were carried at market value in accordance with SFAS No. 133.

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

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

fair value, net of minority interest, is reflected in the determination of accumulated other comprehensive income for the reporting periods. When the loans relating to the swaps were paid off in April 2005, the swaps were also paid in full.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R revised the requirements for consolidation by business enterprises of variable interest entities having specific characteristics. FIN 46R applies immediately to variable interests created after December 31, 2003, and to all other variable interest entities no later than the beginning of the first reporting period after December 15, 2004. The Company does not believe that it has any variable interests, and as such, believes that the adoption of this statement does not materially effect their financial position or results of operations.

In December 2004, the FASB issued Summary of Statement No. 123 (revised 2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement is effective for small business issuers as of the beginning of the interim or annual reporting period that begins after December 15, 2005. The Company does not believe that the adoption of this statement will materially effect their financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exits about the timing and (or) method of settlement. Interpretation 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 is effective no later than for fiscal years ending after December 15, 2005. The Company believes that the adoption of this statement does not have a material effect on its financial position or results of operations.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

4.	Discontinued Operations

The Company’s results of operations have been restated to reclassify the net earnings of its eighteen self-storage facilities sold as discontinued operations for all periods presented. The following table summarizes income from discontinued operations:

	For the Years Ended
	December 31,
	2005	2004

Revenues
Revenues from real estate operations	$1,270,645	$5,180,356
Operating expenses
Interest expense	348,762	1,298,368
Property taxes and insurance	172,064	649,058
Property operating expense	354,401	1,082,346
Legal and professional fees	5,387	22,174
General and administrative	32,602	186,062
Depreciation and amortization	82,658	846,739

Total expenses	995,874	4,084,747

Income from discontinued operations before minority interest and gain on sale of eighteen sites, net of minority interest	274,771	1,095,609
Minority interest	(192,340)	(766,926)

Income before gain on sale, net	82,431	328,683

Gain on sale of eighteen sites, net of minority interest of $4,783,955	2,050,265	—

Income from discontinued operations	$2,132,696	$328,683

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

5.	Long-Term Debt

Long-term debt consists of the following:

			Current	Outstanding Balances at
Site		Maturity	Interest	December 31,
Reference	Interest Rate Index	Date	Rate	2005	2004

Gahanna	Prime	3-01-09	7.25%	$734,932	$760,910
Painesville	30 day LIBOR plus 2.50% Converted to 5 yr US Treasury Plus 2.25% on April, 2005	3-30-09	6.88%	1,556,395	1,661,340
Painesville	Prime	11-30-07	7.25%	591,910	1,300,000

	Continuing Operations Total			2,883,237	3,722,250

Discontinued Operations Total				—	24,033,970

Long-Term Debt Total				2,883,237	27,756,220
Less Continuing current maturities				112,843	151,406
Less Discontinued current maturities				—	2,258,502
Less related party notes				591,910	1,300,000

Long-Term debt, net of current maturities and related party notes payable				$2,178,484	$24,046,312

The loans on the facilities for the Company’s continuing operations are secured by real property and personally guaranteed by a stockholder of the Company. While the terms of the loan agreements provide certain restrictions, the Company was in compliance with or had received a waiver for its covenants at December 31, 2005.

Future maturities of debt, based on stated maturities, inclusive of related party notes payable discussed further in Note 6, for each of the succeeding annual periods ending December 31 and thereafter are as follows:

2006	$704,753
2007	120,926
2008	129,587
2009	1,927,971

$2,883,237

The Company was party to two interest rate swap agreements with commercial banks that qualify for hedge accounting under SFAS No. 133. When the loans, under discontinued operations relating to the swaps were paid off in April 2005, the swaps were also paid in full.

During the years ended December 31, 2005 and 2004, respectively, the Company paid $222,963 and $158,432 in interest on its debt instruments for its continuing operations.

6.	Notes Payable to Related Party

The Company has an unsecured note payable to Richard M. Osborne, its Chairman and Chief Executive Officer in the amount of $591,910 and $1,300,000 at December 31, 2005 and 2004, respectively. The note bears interest at 7.25% and requires monthly interest payments of $3,576 with the principal due in full on November 30, 2007. The Company has been amortizing the principal of the related party note, therefore the entire balance has

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

been classified as current. While the loan is interest only, the principal amount of the loan as of December 31, 2005 was $591,910, due to payments to Mr. Osborne.

7.	Earnings/Loss Per Share

Basic income (loss) per share of common stock for 2005 and 2004 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the years ended December 31, 2005 and 2004.

	For the Years
	Ended December 31,
	2005	2004

Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,082,255	3,082,668
Dilutive effect of stock options	5,635	—

Weighted average number of common shares outstanding adjusted for effect of dilutive options used in diluted EPS calculation	3,087,890	3,082,668

Loss from continuing operations	$(344,335)	$(325,282)
Income from discontinued operations	$2,132,696	$328,683
Net income	$1,788,361	$3,401
Basic and Diluted:
Loss per common share from continuing operations	$(0.11)	$(0.11)
Earnings per common share from discontinued operations	$0.69	$0.11
Earnings per common share, net	$0.58	$0.00

Although the Company paid no cash distributions to its stockholders during 2004, it paid a cash dividend of $0.20 per share in April 2005 to stockholders of record at the close of business on April 13, 2005 after the sale of the eighteen self-storage facilities was completed.

At December 31, 2004, options to purchase 135,000 shares of common stock were outstanding, but were not included in the calculations of diluted earnings per share because their inclusion would have been anti-dilutive.

8.	Income Taxes

The Company elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Internal Revenue Code of 1986, as amended (the “Code”). The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company’s taxable income. In addition, the Company has net operating loss carry-forwards for future years of approximately $5,440,831. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

To qualify for REIT status, the Company must meet a number of highly technical organizational and operational requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT’s ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company’s qualification as a REIT for any particular year.

If the Company failed to qualify as a REIT, it would be taxed as a regular corporation, and distributions to stockholders (of which there were none) would not be deductible in computing the Company’s taxable income. However, no current or deferred federal provision for income tax would be needed because the Company’s net operating loss carry-forwards could be used to offset any financial statement tax liability resulting from loss of REIT status. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. If the Company later re-qualified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of re-qualification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

The change in the Company’s business plan will result in the loss of the Company’s REIT status in 2006. The Company expects that it will cease to qualify as a REIT in the first quarter 2006.

9.	Other Related Party Transactions

In connection with the proxy solicitation by Meridian ’83 Shareholders’ Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the “Fund”), incurred expenses of $102,613. The Company’s board subsequently authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement was conditioned upon the authorization by the stockholders of the conversion to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, the Company’s Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund. The $102,613 is included in accounts payable to related parties on the Company’s consolidated balance sheet at December 31, 2004. The Fund was reimbursed upon the completion of the sale of assets to U-Store-It during April 2005.

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of December 31, 2005 and December 31, 2004, the Company owed Liberty Self-Stor II, Ltd. $16,422 and $362,241, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet. The balance owed to Liberty Self-Stor II has significantly decreased due to repayment of outstanding balances after the completion of the sale of assets to U-Store-It.

Interest expense on related party notes payable was $81,737 and $57,299 at December 31, 2005 and 2004, respectively.

On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. A new lease was negotiated on July 1, 2005 with a five-year term for $1,300 per month. As of December 31, 2005 and 2004, $37,800 and $48,000, respectively of this related party expense is included in general and administrative expenses.

OsAir, Inc. employed a maintenance person from the Company. The payroll and related benefits for this maintenance person were shown in the accounts receivable from related parties. As of December 31, 2004, OsAir owed the Company $13,427, associated with these transactions. The balance owed to OsAir, Inc was repaid after the completion of the sale of assets to U-Store-It.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005 and 2004 — (Continued)

The Company had $59,632 at December 31, 2005 and $59,624 at December 31, 2004 included in accounts receivable from related parties. The balances represent amounts owed by various companies of Mr. Osborne to the Company. Some of these expenses relate to administrative and accounting services rendered by the Company on behalf of those other entities.

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

11.	Subsequent Events

On March 1, 2006, the Company announced that on February 28, 2006 it sold 2.0 million shares of its common stock to the Richard M. Osborne Trust (an Ohio trust of which Richard Osborne is the sole trustee) and 200,000 shares to Mr. Coyne for $0.50 per share, or $1.1 million in total. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541. The Company is also in discussions with other private investors to purchase additional shares of its common stock upon the same terms and conditions.

Also on February 28, 2006, the Company entered into a Registration Rights Agreement with the Osborne Trust and Mr. Coyne providing among other things, certain demand and piggyback registration rights to the trust and Mr. Coyne.

Exhibit 10.9

AMENDED AND RESTATED
FIRST AMENDMENT
TO
AGREEMENT OF LIMITED PARTNERSHIP
OF
LSS I LIMITED PARTNERSHIP

THIS AMENDED AND RESTATED FIRST AMENDMENT TO AGREEMENT OF LIMITED PARTNERSHIP OF LSS I LIMITED PARTNERSHIP (this “Amendment and Restatement”) is made and entered into as of the Twenty-ninth day of March, 2006, by and among (i) JOHN D. OIL AND GAS COMPANY, fka LIBERTY SELF-STOR, INC., a Maryland corporation (the “Company”), as the general partner (the “General Partner”), and (ii) RICHARD M. OSBORNE, an individual resident of the State of Ohio (“Osborne”), THOMAS J. SMITH, an individual resident of the State of Ohio (“Smith”), THE RETIREMENT MANAGEMENT COMPANY, an Ohio corporation (“RMC”), and the Company, as the limited partners (collectively, the “Limited Partners,” and each, a “Limited Partner”). Capitalized terms not otherwise defined in this Amendment and Restatement shall have the meanings assigned to them in the Partnership Agreement (as hereinafter defined).

RECITALS:

WHEREAS, the parties to this Amendment and Restatement entered into that certain First Amendment to Agreement of Limited Partnership, dated as of August  11, 2005 (the “First Amendment”), which First Amendment amended that certain Agreement of Limited Partnership of LSS I Limited Partnership, dated as of December 29, 1999, governing the relationship of the Partners thereto and the management of the affairs and business of the Partnership (the “Partnership Agreement”);

WHEREAS, parties hereto desire amend and restate the First Amendment to correct the definition of “Exchange Factor” specified in Section 3 of the First Amendment;

WHEREAS, on April 5, 2005, the Company completed the sale of substantially all of its self-storage facilities to U-Store-It, L.P. for a cash purchase price of $33.7 million (the “Transaction”);

WHEREAS, upon the completion of the Transaction, the Company distributed the proceeds in accordance with the Partnership Agreement;

WHEREAS, as of the date of this Amendment, the Partnership owns two self-storage facilities in Painesville and Gahanna, Ohio, land located in Ravenna, Ohio and certain furniture and equipment; and

WHEREAS, the parties hereto desired to amend the Partnership Agreement, in accordance with Section 11.1(d) thereof, as set forth below;

AGREEMENT:

NOW, THEREFORE, in consideration of the mutual premises and covenants contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree to amend the Partnership Agreement as follows:

1. Section 6.5 of the Partnership Agreement is hereby deleted in its entirety and replaced with the following amended and restated Section 6.5:

Section 6.5   Management Fee.  The General Partner, as the Partner responsible for the management of the affairs and business of the Partnership and in exchange for such services, shall be entitled to an annual management fee equal to six percent (6%) of the annual gross revenue of the Partnership (the “Management Fee”), payable at least annually at such times as the General Partner shall determine in its sole discretion. The parties hereto agree that the Management Fee shall, for purposes of taxation, be regarded by the Partners, pursuant to Section 707(a) of the Code, as a payment to the

General Partner in a transaction between the Partnership and the General Partner acting other than in his capacity as a member of the partnership. The General Partner shall not be entitled to reimbursement (other than the Management Fee) for any expenses incurred by the General Partner in performance of its duties as General Partner under the Partnership Agreement, but shall rely solely on the Management Fee for such purpose.

2. Section 6.7 of the Partnership Agreement is hereby amended by deleting and reserving Section 6.7(a) thereto.

3. The definition of “Exchange Factor” in Section 1 of Exhibit D to the Partnership Agreement is hereby deleted in its entirety and replaced with the following amended and restated definition:

“Effective as of April 22, 2005, “Exchange Factor” shall mean 13.77148%, provided that such factor shall be adjusted in accordance with the Antidilution Provisions of Paragraph 7 hereof.

4. Section 7 of Exhibit D to the Partnership Agreement is hereby amended by adding the following Subsection (e) thereto:

(e) If any event occurs as to which any of the provisions of this Section 7 are not strictly applicable, or if strictly applicable, would not fairly protect the exchange rights of a holder of Partnership Units or otherwise would not fairly protect the REIT shareholders, the General Partner shall make such other adjustments to the number of REIT Shares issuable upon exchange of a Partnership Unit, as determined by the General Partner’s board of directors exercising its reasonable judgment, as it deems necessary to comply with the established interests and principles of this Section 7, including, but not limited to, the adjustment of the definition of Exchange Factor.

5. Except as explicitly amended by this Amendment, the Partnership Agreement remains unmodified and in full force and effect.

<signature page follows>

IN WITNESS WHEREOF, this Amended and Restated First Amendment to Agreement of Limited Partnership of LSS I Limited Partnership has been duly executed and delivered by the parties as of the date first written above.

GENERAL PARTNER:

JOHN D. OIL AND GAS COMPANY,
a Maryland corporation

By:	/s/ Thomas J. Smith
Name:Thomas J. Smith

Title:	President and Chief Operating Officer

CLASS A LIMITED PARTNERS:

/s/  Richard M. Osborne
Richard M. Osborne

/s/  Thomas J. Smith
Thomas J. Smith

RETIREMENT MANAGEMENT COMPANY,
an Ohio corporation

By:	/s/ Richard M. Osborne
Name:Richard M. Osborne

Title:	Sole Shareholder

CLASS B LIMITED PARTNER:

JOHN D. OIL AND GAS COMPANY,
a Maryland corporation

By:	/s/ Thomas J. Smith
Name:Thomas J. Smith

Title:	President and Chief Operating Officer