Form 10QSB
period 2006-03-31
JOHN D. OIL & GAS CO
filed 2006-05-15
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	94-6542723 (I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
(Address of principal executive office)
Issuer’s telephone number, including area code: (440) 974-3770
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Issuer had 7,481,541 shares of common stock outstanding on May 12, 2006.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Consolidated Financial Statements	3
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	21

Certifications		30

PART I            FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$96,149	$878,613
Accounts Receivable	2,271	1,324
Accounts Receivable from related parties	173,037	59,632
Assets Held for Sale	204,762	204,762
Other Current Assets	14,212	9,391

Total Current Assets	490,431	1,153,722

Property and Equipment, Net	5,643,516	3,779,627

Minority Interest Receivable	518,765	391,672

Other Assets	34,089	35,011

TOTAL ASSETS	$6,686,801	$5,360,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current maturities of long-term debt	$104,190	$112,843
Note Payable to related party	516,012	591,910
Accounts Payable	790,236	375,280
Accounts Payable to related parties	14,457	16,422
Accrued expenses	281,487	280,194

Total Current Liabilities	1,706,382	1,376,649

Long term debt, net of current maturities	2,160,537	2,178,484

Other long-term liabilities	—	8,129

Commitments and contingencies	—	—

Shareholders’ equity:
Serial preferred stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 5,281,541 and 3,081,541 shares issued and outstanding	5,282	3,082
Paid-in capital	26,896,579	25,798,779
Retained earnings (Deficit)	(24,081,979)	(24,005,091)

Total Shareholders’ Equity	2,819,882	1,796,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,686,801	$5,360,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues
Oil and Gas Sales	$81,094	$—
Self-Storage operation revenues	137,746	138,525
Interest and other	1,733	64

Total revenues	220,573	138,589

Operating expenses
Interest expense	50,336	48,737
Property taxes and insurance	35,791	29,720
Self-Storage property operating expense	43,106	51,338
Oil and gas production costs	8,988	—
Legal and professional fees	52,460	57,019
General and administrative, including amounts paid to a related party of $3,900 and $15,000, respectively	94,572	151,023
Depreciation, depletion and amortization	139,301	45,455

Total expenses	424,554	383,292

Loss from continuing operations before minority interest	(203,981)	(244,703)
Minority interest	(127,093)	(171,292)

Loss from continuing operations	(76,888)	(73,411)

Income from discontinued operations, net of minority interest of $298,841	—	128,075

Net Income (Loss)	$(76,888)	$54,664

Other comprehensive income (loss)
Changes in fair values of cash flow hedges, net of minority interest of $38,621	—	16,550

Comprehensive Income:	$(76,888)	$71,214

Weighted Average Basic Shares Outstanding:	3,863,763	3,082,668

Weighted Average Diluted Shares Outstanding:	3,863,763	3,082,908

Loss per common share from continuing operations — basic and diluted:	$(0.02)	$(0.02)

Earnings per common share from discontinued operations— basic and diluted:	—	0.04

Earnings per common share — basic and diluted:	$(0.02)	$0.02

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Three Months Ended March 31, 2006
(Unaudited)

			Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Loss)	Total

Balance at December 31, 2005	$3,082	$25,798,779	$(24,005,091)	$1,796,770

Shares issued in Private Offering	2,200	1,097,800	—	1,100,000
Net Loss			(76,888)	(76,888)

Balance at March 31, 2006	$5,282	$26,896,579	$(24,081,979)	$2,819,882

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(76,888)	$54,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	139,301	45,455
Minority interest	(127,093)	127,549
Changes in operating assets and liabilities:
Accounts receivable	(114,352)	(59,772)
Other current assets	(4,821)	(759)
Other assets	(102)	(365)
Accounts payable	412,991	54,191
Accrued expenses	1,293	(66,097)
Other liabilities	(8,129)	(1,110)
Change in Discontinued Operations, as revised	—	(196,689)

Net cash provided by (used in) operating activities	222,200	(42,933)

Cash flows from investing activities:
Purchases of property equipment, net	(4,917)	(1,991)
Proceeds from sale of equipment	7,030	—
Expenditures for oil and gas wells	(2,004,279)	—
Change in Discontinued Operations, as revised	—	55,171

Net cash (used in) provided by investing activities	(2,002,166)	53,180

Cash flows from financing activities:

Proceeds from common stock private offering	1,100,000	—
Principal payments on notes payable	(26,600)	(38,733)
Principal payments to related party	(75,898)	—
Change in Discontinued Operations, as revised	—	(212,907)

Net cash provided by (used in) financing activities	997,502	(251,640)

Net decrease in cash	(782,464)	(241,393)

Cash, beginning of period	878,613	396,918

Cash, end of period	$96,149	$155,525

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
1. General
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. On December 29, 1999, the Company succeeded to the business of Meridian Point Realty Trust ‘83. Meridian was a business trust organized under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ‘83.” On October 11, 1991, “Sierra Real Estate Equity Trust ‘83” changed its name to “Meridian Point Realty Trust ‘83.
     On December 28, 1999, the stockholders elected trustees and approved certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company, a perpetual-life REIT, and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, President and Chief Operating Officer of Retirement Management Company, an Ohio corporation owned by Mr. Osborne.
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2006, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At March 31, 2006 and December 31, 2005, the minority interest asset was $518,765 and 391,672, respectively. The Company’s losses have reduced the initial investment by the minority interests to a receivable.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2006. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 and for the three months ended March 31, 2005 to conform to the presentation as of and for the three months ended March 31, 2006.
Principles of Consolidation
     Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method, recognizing minority interest to the extent of the Class A limited partnership interests issued to the former members of the Ohio LLC. All significant inter-company transactions and balances have been eliminated.
Accounts Receivable
     The Company’s accounts receivable, arising from the self-storage business, are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received.
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company extends credit on an unsecured basis to its energy customers. In evaluating its allowance for possible losses, the Company performs ongoing credit evaluations of its customers and adjusts credit limits upon payment history and the customers’ current credit worthiness, as determined by the Company’s review of its customers’ credit information. At March 31, 2006, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
Property and Equipment
     Property and equipment acquired in connection with the Company’s acquisition of the Ohio LLC were valued based upon an appraisal performed in 1999, while assets acquired since the 1999 reorganization are valued at cost. All property and equipment are depreciated using the straight-line method over estimated useful lives of 25 years for buildings and improvements and 5 years for furniture and equipment.
     The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.
     Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.
     Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using estimated proved developed reserves, respectively. The costs of unproved oil and gas properties are generally combined and periodically assessed for impairment.

     At December 31, 2005, two parcels of land were categorized as Asset Held for Sale from Land totaling $204,762. This land is adjacent to one of the self-storage facilities sold to U-Store-It in April 2005.
Asset Impairment
     The Company reviews its self-storage properties and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in its properties.
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas wells. As the Company just recently began drilling wells, a reasonable estimate of the liability can not yet be determined and the Company believes that the liability is immaterial as of March 31, 2006
Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $54,528 and $56,161 for the three months ended March 31, 2006 and 2005, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending March 31 and thereafter are as follows:

2006	$219,717
2007	197,680
2008	157,980
2009	157,980
2010	79,164
Thereafter	26,504

$839,025

     The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and gas is produced and sold from these wells. The Company has a management agreement with a related party to transport gas through their pipeline and include our gas production with their’s to fulfill production contracts they currently have in place.

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
Cash-flow Statement
     In 2005 the Company separately disclosed the operating, investing and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.
Employee Benefits
     The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of March 31, 2006 and 2005, 135,000 options were outstanding. No additional options were granted or exercised during the three months ended March 31, 2006 and 2005.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective transition method, and thus the results of operations for prior periods will not be restated. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As no stock options have been granted or modified since the adoption of SFAS 123R and all outstanding options were fully vested on January 31, 2003, there is no pro forma effect on or any expense for the three month period ended March 31, 2006.
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
     The Company’s financial statements are based on a number of significant estimates, including reliability of receivables, selection of useful lives for property and equipment, timing and costs associated with its retirement obligations. Estimated oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties in the financials in the first quarter of 2006.
     The Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to continue to be volatile. Proved reserved are based on current oil and gas prices and estimated reserves, which is considered a significant estimate by the Company, which is subject to changes.

Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments are determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and notes payable. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at March 31, 2006.
Derivative Instruments
     SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company was party to two interest rate swap agreements with commercial banks that qualified for hedge accounting under SFAS No. 133. The change in the aggregate fair value of the swaps, net of minority interest, is reflected in the determination of accumulated other comprehensive income for the reporting periods in the statements of operation. When the loans, as part of discontinued operations, relating to the swaps were paid off in April 2005, the swaps were also paid in full.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123-R (revised 2004). This statement is a revision of FASB Statement No. 123. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company adopted this statement with no material effect to its financial position or results of operations.
3. Stockholder’s Equity
     On February 28, 2006, the Company sold 2.2 million shares of its common stock in a private placement offering. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541. In April and May, the Company sold an additional 2.2 million shares to private investors. The proceeds received from these private placements will be used for general corporate purposes and costs associated with the Company’s oil and gas production business.
4. Property and Equipment
     Properties and equipment consist of the following:

	March 31, 2006	December 31, 2005
Oil and Gas Properties:
Proved Properties	$1,698,795	$—
Unproved Properties	305,484	—
Accumulated Depletion	(62,586)	—

Total Oil and Gas Properties	1,941,693	—
Other Property and Equipment:
Land	481,164	481,164
Building and Improvements	3,935,928	3,935,928
Furniture and Equipment	206,773	224,054
Accumulated Depreciation	(922,042)	(861,519)

Total Other Property and Equipment, Net	3,701,823	3,779,627

Property and Equipment, Net	$5,643,516	$3,779,627

5. Discontinued Operations
     The Company’s results of operations have been restated to reclassify the net earnings of its eighteen self-storage facilities sold as discontinued operations for all periods presented. The following table summarizes income from discontinued operations:

For the Three
Months Ended
March 31,
2005
Revenues
Revenues from self-storage operations	$1,250,674

Operating expenses
Interest expense	322,145
Property taxes and insurance	158,709
Self-storage property operating expense	306,102
Legal and professional fees	5,001
General and administrative	22,389
Depreciation and amortization	9,412

Total expenses	823,758

Income from discontinued operations before minority interest	426,916
Minority interest	298,841

Income from discontinued operations	$128,075

At March 31, 2006, there were no discontinued operations.
6. Long-Term Debt
Long-term debt consists of the following:

			Current	Outstanding Balances
Site	Interest Rate	Maturity	Interest
Reference	Index	Date	Rate	March 31, 2006	December 31, 2005

Gahanna	Prime	3-01-09	7.75%	$730,953	$734,932
Painesville	30 day LIBOR plus 2.50% Converted to 5 yr US Treasury
	Plus 2.25% on April, 2005	3-30-09	7.32%	1,533,774	1,556,395

		Long-Term Debt Total		2,264,727	2,291,327

		Less current maturities		104,190	112,843

	Long-Term debt, net of current maturities			$2,160,537	$2,178,484

     The loans on the facilities are secured by real property and personally guaranteed by a stockholder of the Company.
     Future maturities of debt, based on stated maturities, exclusive of related party notes payable discussed further in Note 7, for each of the succeeding annual periods ending March 31 and thereafter are as follows:

2007	$104,190
2008	112,144
2009	2,048,393

$2,264,727

     During the three months ended March 31, 2006 and 2005, respectively, the Company paid $50,336 and $48,737 in interest on its debt instruments for its continuing operations.
7. Notes Payable to Related Party
     The Company has an unsecured revolving demand note payable to the Richard M. Osborne Trust in the amount of $516,012 and $591,910 at March 31, 2006 and December 31, 2005, respectively. The Company’s Chairman and Chief Executive Officer is the sole trustee of the trust. The note bears interest at prime and requires monthly interest payments. At March 31, 2006, the interest rate on the note was 7.75%. The demand note is classified as current since the principal is due upon demand.
8. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the three months ended March 31, 2006 and 2005 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
     The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	For the Three Months
	Ended March 31,
	2006	2005
Weighted average number of common shares outstanding used in basic earnings per common share calculation	3,863,763	3,082,668

Dilutive effect of stock options	—	240

Weighted average number of common shares outstanding adjusted for effect of dilutive options used in diluted EPS calculation	3,863,763	3,082,908

Loss from continuing operations	$(76,888)	$(73,411)
Income from discontinued operations	—	$128,075
Net income	$(76,888)	$54,664
Basic and Diluted:
Loss per common share from continuing operations	($0.02)	($0.02)
Earnings per common share from discontinued operations	—	$0.04
Earnings per common share, net	($0.02)	$0.02
     The Company paid no cash distributions to its stockholders for the three months ended March 31, 2006 and 2005.
9. Income Taxes

     Prior to 2006, the Company elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Internal Revenue Code of 1986, as amended (the “Code”). The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company’s taxable income. In addition, the Company had net operating loss carry-forwards for future years of approximately $5.4 million. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company.
     Since the change in the Company’s business plan would result in the loss of the Company’s REIT status in 2006, the Company elected to cease its REIT status in January 2006.
     Provisions for federal or state income taxes are immaterial as of March 31, 2006 and have not been recorded in the accompanying consolidated statements of operations. The Company anticipates recording a tax provision when it becomes material.
10. Other Related Party Transactions
     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of March 31, 2006 and December 31, 2005, the Company owed Liberty Self-Stor II, Ltd. $14,457 and $16,422, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.
     Interest expense on related party notes payable was $9,520 and $17,568 for the quarter ended March 31, 2006 and 2005, respectively.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. A new lease was negotiated on July 1, 2005 with a five-year term for $1,300 per month. As of March 31, 2006 and 2005, $3,900 and $15,000, respectively of this related party expense is included in general and administrative expenses.
     The Company had $77,857 at March 31, 2006 and $59,632 at December 31, 2005 included in accounts receivable from related parties. The balances represent amounts owed by various companies of Mr. Osborne to the Company. Some of these expenses relate to administrative and accounting services rendered by the Company on behalf of those other entities.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of gas and oil production to third parties. Great Plains is owned by Mr. Osborne. The Company also had $95,180 included in accounts receivable from Great Plains at March 31, 2006 for oil and gas sales.
     Marc C. Krantz, a director and secretary of the Company, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.
11. Financial Information Relating to Industry Segments
     The Company reports operating segments and reportable segments by business activity according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company

includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.
     The Company’s operations are classified into two principal industry segments.

	Oil and Gas	Self-Storage
Three Months ended March 31, 2006	Production	Facilities	Total
Revenues from external customers	$81,094	$137,746	$218,840
Interest revenue	1,450	283	1,733
Depreciation, depletion and amortization	63,681	75,620	139,301
Property Operating Costs	8,988	43,106	52,094
Other Operating expenses	145,098	37,725	182,823
Interest expense	9,520	40,816	50,336
Minority Interest		127,093	127,093

Net Income (Loss)	$(144,743)	$67,855	$(76,888)

Property and Equipment additions	$2,009,186		$2,009,186

At March 31, 2005, the Company was engaged in only the self-storage business.
12. Commitments and Contingencies
     Environmental Matters
     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.
     Oil and Gas Contracts
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of gas and oil production to third parties. The term of the agreement is one year from the effective date and shall be extended for consecutive one year periods unless terminated earlier.
     Development Drilling Contracts
     The Company is currently negotiating a drilling contract with CapStar Drilling LP to drill 20 more wells through the rest of 2006. Most of the wells will be drilled in late summer and the fall of 2006.
13. Subsequent Events
     During the months of April and May 2006, the Company sold an aggregate of 2.2 million shares of its common stock, par value $0.001 per share, in a private placement to a total of six accredited investors. All shares were sold at a price of $0.50 a share for a total of $1.1 million. The shares were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. On December 29, 1999, the Company succeeded to the business of Meridian Point Realty Trust ‘83. Meridian was a business trust organized under the laws of the State of California pursuant to a declaration of trust, dated June 24, 1982, and commenced operation on April 12, 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ‘83.” On October 11, 1991, “Sierra Real Estate Equity Trust ‘83” changed its name to “Meridian Point Realty Trust ‘83.”
     On December 28, 1999, the stockholders elected trustees and approved certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company, a perpetual-life REIT, and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, President and Chief Operating Officer of Retirement Management Company, an Ohio corporation owned by Mr. Osborne.
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2006, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At March 31, 2006 and December 31, 2005, the minority interest asset was $518,765 and $391,672, respectively. The Company’s losses have reduced the initial investment by the minority interests to a receivable.
     In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company has focused its efforts on drilling new oil and gas wells in Northeast Ohio. The Company has an aggressive drilling program in process. Three wells were drilled and brought on line during January, six wells during February and one additional well during March. We anticipate five more wells on line by the end of May.
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
     On April 7, 2006, Thomas J. Smith resigned as President and Chief Operating Officer of the Company to pursue other business interests. Mr. Smith remains a director of the Company. Gregory J. Osborne was immediately appointed the Company’s new President and Chief Operating Officer by the Board of Directors.
     The following discussion should be read in conjunction with the accompanying Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (loss), and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in the financial statements and the notes thereto.
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis. The Company believes that short-term cash flow needs will be met by selling stock in private placements and borrowing from related parties. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.
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
     The Company’s current assets from continuing operations decreased $663,291, or 57.5%, to $490,431 at March 31, 2006 from $1,153,722 at December 31, 2005 while property and equipment, net increased 49.3%. This change represents the investment of cash resources into development drilling projects.
     The Company’s current maturities of long-term debt from continuing operations decreased $8,653, or 7.7%, to $104,190 at March 31, 2006, from $112,843 at December 31, 2005. The decrease is the result of principal payments.
     The Company had a positive cash flow from operating activities of $222,200 for the three months ended March 31, 2006 compared to a negative cash flow of $42,933 for the three months ended March 31, 2005. For the three months ended March 31, 2006 the positive change was largely due to payables on the books that had not been released. For the three months ended March 31, 2005 the negative change was largely due to the change in discontinued operations.
     The Company had a negative cash flow from investing activities of $2,002,166 for the three months ended March 31, 2006 compared to a positive cash flow of $53,180 for the three months ended March 31, 2005. For the three months ended March 31, 2006 the negative change was due to $2 million of expenditures to drill wells.
     The Company had a positive cash flow from financing activities of $997,502 for the three months ended March 31, 2006 compared to a negative cash flow of $251,640 for the three months ended March

31, 2005. For the three months ended March 31, 2006 the positive change was due to receipt of proceeds from a private stock offering. For the three months ended March 31, 2005, the negative change was due to the change in discontinued operations.
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
     During the months of April and May 2006, the Company sold an aggregate of 2.2 million shares of its common stock, par value $0.001 per share, in a private placement to a total of six accredited investors. All shares were sold at a price of $0.50 a share for a total of $1.1 million. The shares were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act.
     The Company will need to pay federal income taxes in 2006 now that it has lost its REIT status if it shows a profit on its books. This could have a negative impact on liquidity.
Material Changes in Results of Operations
     On April 5, 2005, the Company sold all of its self-storage facilities to U-Store-It except its Painesville, Ohio and Gahanna, Ohio facilities. The Company’s results of operations have been restated to reclassify the net earnings, assets, and liabilities of the self-storage facilities sold as discontinued operations for all periods presented. See Note 5 of the Notes to Consolidated Financial Statements for additional details. The discussion for the material changes in results of continuing operations includes only those properties remaining after the sale of the discontinued operations.
Revenues from Continuing Operations
     Total revenues from continuing operations and interest income increased $81,984, or 59.2%, to $220,573 for the three months ended March 31, 2006, from $138,589 for the three months ended March 31, 2005. This increase is largely the result of oil and natural gas production occurring for the first time in 2006.
Expenses from Continuing Operations
     Interest expense from continuing operations increased $1,599, or 3.3%, to $50,336 for the three months ended March 31, 2006 compared to $48,737 for the three months ended March 31, 2005. The expense increased due to the rise in interest rates on the Company’s debt.
     Property taxes and insurance expenses from continuing operations increased $6,071 or 20.4%, to $35,791 for the three months ended March 31, 2006 compared to $29,720 for the three months ended March 31, 2005. Property taxes and property insurance increased largely due to real estate tax increases on the Painesville property and an increase in medical insurance premiums. Also, an additional insurance policy was taken out to protect the corporation from liability losses relating to the oil and gas business ventures.
     Self-storage property operating expenses from continuing operations decreased $8,232 or 16.0%, to $43,106 for the three months ended March 31, 2006 compared to $51,338 for the three months ended March 31, 2005. The decrease in property operating expenses was largely due to vehicle lease expense decreasing $4,174 and repairs and maintenance decreasing $2,065.

     Oil and gas production costs totaled $8,988 for the quarter ended March 31, 2006. This is a new expense for the Company with the change in the business plan to oil and gas production and consists primarily of well management expenses.
     Legal and professional fees decreased $4,559 or 8.0% to $52,460 for the three months ended March 31, 2006 compared to $57,019 for the three months ended March 31, 2006.
     General and administrative expenses from continuing operations decreased $56,451, or 37.4%, to $94,572 for the three months ended March 31, 2006 compared to $151,023 for the three months ended March 31, 2005. The decrease is largely due to payroll and payroll taxes decreasing approximately $35,600 with a reduction in corporate personnel after the sale of eighteen of the self-storage facilities in April 2005. Also, merchant charges totaling $14,161 for all of the sites had been expensed in 2005 as continuing operations. At March 31, 2006, only two sites are included and their total is $2,001. Additionally, rent expense for the main office was reduced from $15,000 for the quarter at March 31, 2005 to $3,900 for the quarter at March 31, 2006.
     Depreciation, depletion and amortization expenses from continuing operations increased $93,846, or 206.5%, to $139,301 for the three months ended March 31, 2006 compared to $45,455 for the three months ended March 31, 2005. Depreciation, depletion and amortization increased primarily due to the recording of the initial expense relating to the new wells that were placed on-line during the first quarter.
Loss from Continuing Operations
     As a result of the factors noted above, the Company’s loss from continuing operations increased $3,477, or 4.7%, to $76,888 for the three months ended March 31, 2006 from a loss of $73,411 for the three months ended March 31, 2005.
Income from Discontinued Operations
     The Company’s income from discontinued operations net of minority interest prior to the sale of assets to U-Store-It on April 5, 2005 was $128,075 for the quarter ended March 31, 2005.
Net Income
     As a result of the factors noted above, the Company had a loss from operations of $76,888, for the three months ended March 31, 2006 compared to net income of $54,664 for the three months ended March 31, 2005.
Interest Rate Risk
     Interest rate risk is the risk that interest rates will increase, which will affect the Company’s interest expense on its variable rate loans to increase.
     All of the Company’s debt, totaling $2.8 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1.0% per year, the Company’s interest expense would increase approximately $28,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at March 31, 2006 and December 31, 2005.
Forward-Looking Statements
     Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. You can identify these statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “believe,” “continue,” the negative of these terms or other comparable terminology.
Risks and Uncertainties
     Oil and gas drilling and development are speculative and involve a high degree of risk. Risks related to this segment of our business and the self-storage segment includes, but is not limited to:
•	revenue stream dependency on natural gas prices;

•	unknown productivity of newly drilled wells;

•	the Company’s ability to obtain funds to finance well capital expenditures;

•	the Company’s dependency on related parties to assist us in well operations, drilling and transporting our gas to market;

•	additional tax expense with the loss of the Company’s tax status as a REIT in 2006;

•	the interest rate market, which, when interest rates increase, will cause the Company’s expenses on its variable-rate mortgages to increase;

•	the Company’s ability to increase occupancy and rental rates at its self-storage facilities;

•	the ability of the Company to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms;

•	the ability to refinance the Company’s debts as they come due, including, without limitation, the Company’s maturing long-term debt;

•	changes in local real estate conditions;

•	the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs; and

•	decreases in self-storage facility occupancy rates.
Election of REIT Status
     Prior to 2006, the Company elected to be taxed as a REIT pursuant to Section 856 (c) (1) of the Internal Revenue Code of 1986, as amended (the “Code”). The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company’s taxable income. In addition, the Company had net operating loss carry-forwards for future years of approximately $5.4 M. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.
     Since the change in the Company’s business plan would result in the loss of the Company’s REIT status in 2006, the Company elected to cease its REIT status in January 2006.
     No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations. The Company anticipates a tax expense as revenues increase.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123-R (revised 2004). This statement is a revision of FASB Statement No. 123. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company adopted this statement with no material effect to their financial position or results of operations.
Item 3. Disclosure Controls and Procedures

     As of March 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.
Part II. Other Information
Item 1. Legal Proceedings
     There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending proceedings will have a material adverse effect on the Company’s financial condition, liquidity or results of operation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 1, 8 and 12, 2006, the Company sold 500,000 shares of its common stock in a private placement to three accredited investors. The common stock was sold at a price of $0.50 a share for $250,000. The common stock was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act.
Item 6. Exhibits

10.1*	Letter agreement between the Company and Great Plains Exploration, LLC dated as of January 1, 2006 relating to the transfer of oil and as wells

10.2*	Oil and Gas Operations and Sale Agreement between the Company and Great Plains Exploration, LLC dated as of January 1, 2006

10.3*	Revolving Demand Note of the Company payable to the Richard M. Osborne Trust dated as of January 1, 2006

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John D. Oil and Gas Company

By:	/s/ Richard M. Osborne	Dated: May 12, 2006

Richard M. Osborne
Chairman of the Board and Chief Executive Officer

By:	/s/ C. Jean Mihitsch	Dated: May 12, 2006

C. Jean Mihitsch
Chief Financial Officer