Form 10QSB
period 2006-06-30
JOHN D. OIL & GAS CO
filed 2006-08-18
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	94-6542723 (I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
(Address of principal executive office)
Issuer’s telephone number, including area code: (440) 974-3770
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Issuer had 8,998,180 shares of common stock outstanding on August 7, 2006.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I            FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$105,415	$878,613
Accounts Receivable	691	1,324
Accounts Receivable from related parties	213,459	59,632
Assets Held for Sale	204,762	204,762
Other Current Assets	12,765	9,391

Total Current Assets	537,092	1,153,722

Property and Equipment, Net	6,711,927	3,779,627

Minority Interest Receivable	442,808	391,672

Other Assets	33,098	35,011

TOTAL ASSETS	$7,724,925	$5,360,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current maturities of long-term debt	$94,182	$112,843
Note Payable to related party	—	591,910
Accounts Payable	658,533	375,280
Accounts Payable to related parties	13,996	16,422
Accrued expenses	186,284	280,194

Total Current Liabilities	952,995	1,376,649

Long term debt, net of current maturities	2,146,944	2,178,484

Other long-term liabilities	—	8,129

Commitments and contingencies	—	—

Shareholders’ equity:
Serial preferred stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 8,998,180 and 3,081,541 shares issued and outstanding,	8,998	3,082
Paid-in capital	28,852,694	25,798,779
Retained earnings (Deficit)	(24,236,706)	(24,005,091)

Total Shareholders’ Equity	4,624,986	1,796,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,724,925	$5,360,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Oil and Gas Sales	$248,652	$—	$329,746	$—
Self-Storage operation revenues	138,278	116,951	276,024	255,476
Interest and other	186	8,571	1,919	8,635

Total revenues	387,116	125,522	607,689	264,111

Operating expenses
Interest expense	53,332	53,830	103,668	102,567
Property taxes and insurance	34,595	36,044	70,386	65,764
Self-Storage property operating expense	35,612	33,342	73,772	80,535
Oil and gas production costs	28,554	—	37,542	—
Legal and professional fees	46,484	132,572	98,944	189,591
General and administrative, including amounts paid to a related party of $7,950 in 2006 and $30,000 in 2005	154,771	364,634	254,289	519,802
Depreciation, depletion and amortization	112,538	40,546	251,839	86,001

Total expenses	465,886	660,968	890,440	1,044,260

Loss from continuing operations before minority interest	(78,770)	(535,446)	(282,751)	(780,149)
Minority interest	75,957	(374,812)	(51,136)	(546,104)

Loss from continuing operations	(154,727)	(160,634)	(231,615)	(234,045)

Income (loss) from discontinued operations, net of minority interest of ($107,269) and $191,573 for the three months and six months ended June 20, 2005	—	(45,972)	—	82,103
Gain on sale of assets from discontinued operations, net of minority interest of $4,796,460	—	2,055,626	—	2,055,626

Income from discontinued operations	—	2,009,654	—	2,137,729

Net Income (Loss)	$(154,727)	$1,849,020	$(231,615)	$1,903,684

Other comprehensive income (loss)
Changes in fair values of cash flow hedges, net of minority interest of ($45,072) and ($33,487) for the three and six months ended June 30, 2005	—	(19,316)	—	(14,351)

Comprehensive Income (Loss):	$(154,727)	$1,829,704	$(231,615)	$1,889,333

Weighted Average Basic and Diluted Shares Outstanding:	7,206,370	3,082,668	5,544,300	3,082,668

Loss per common share from continuing operations — basic and diluted:
	$(0.02)	$(0.05)	$(0.04)	$(0.07)

Earnings per common share from discontinued operations— basic and diluted:	—	0.65	—	0.69

Earnings (Loss) per common share – basic and diluted:	$(0.02)	$0.60	$(0.04)	$0.62

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Six Months Ended June 30, 2006
(Unaudited)

			Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Loss)	Total

Balance at December 31, 2005	$3,082	$25,798,779	$(24,005,091)	$1,796,770

Common Stock issued in Private Placement, net of offering costs	4,800	2,361,570	—	2,366,370

Common Stock issued for Director Compensation	14	9,986	—	10,000

Common Stock issued for debt	1,102	682,359	—	683,461

Net Loss	—	—	(231,615)	(231,615)

Balance at June 30, 2006	$8,998	$28,852,694	$(24,236,706)	$4,624,986

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(231,615)	$1,903,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	251,839	86,001
Gain on sale of furniture and fixtures	(4,051)	—
Minority interest	(51,136)	(546,104)
Common Stock issued as Compensation	10,000	—
Distributions to minority interest	—	(6,014,305)
Changes in operating assets and liabilities:
Accounts receivable	(215,326)	187,970
Other current assets	(3,374)	1,194
Other assets	(134)	4,999
Accounts payable	507,621	(528,934)
Accrued expenses	(93,910)	(176,306)
Other liabilities	(1,118)	(2,220)
Change in Discontinued Operations, as revised	—	(2,290,616)

Net cash provided by (used in) operating activities	168,796	(7,374,637)

Cash flows from investing activities:
Purchases of property and equipment, net	(18,482)	(26,571)
Expenditures for oil and gas wells	(3,170,640)	—
Change in Discontinued Operations, as revised	—	33,494,139

Net cash (used in) provided by investing activities	(3,189,122)	33,467,568

Cash flows from financing activities:
Proceeds from common stock private placement, net of offering costs	2,366,370	—
Principal payments on notes payable	(50,201)	(72,018)
Principal payments to related party	(69,041)	—
Dividends paid to shareholders	—	(616,534)
Change in Discontinued Operations, as revised	—	(24,193,427)

Net cash provided by (used) in financing activities	2,247,128	(24,881,979)

Net (decrease) increase in cash	(773,198)	1,210,952

Cash, beginning of period	878,613	396,918

Cash, end of period	$105,415	$1,607,870

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
1. General
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. In 1999, the Company succeeded to the business of Meridian Point Realty Trust ‘83. Meridian was a California business trust that commenced operation in 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ‘83.” In 1991, “Sierra Real Estate Equity Trust ‘83” changed its name to “Meridian Point Realty Trust ’83.
     In 1999, the stockholders elected trustees and approved certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company, a perpetual-life REIT, and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At June 30, 2006, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At June 30, 2006 and December 31, 2005, the minority interest asset was $442,808 and 391,672, respectively. The Company’s losses have reduced the initial investment by the minority interests to a receivable.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2006. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 and for the three and six months ended June 31, 2005 to conform to the presentation as of and for the three and six months ended June 30, 2006.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company extends credit on an unsecured basis to its energy customers. In evaluating its allowance for possible losses, the Company performs reviews of receivables. At June 30, 2006, the Company’s evaluation of its receivables indicated that it has no need for an allowance for possible losses.
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
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas wells. As the Company just recently began drilling wells, a reasonable estimate of the liability can not yet be determined and the Company believes that the liability is immaterial as of June 30, 2006.
Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $108,990 and $91,580 for the six months ended June 30, 2006 and 2005, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending June 30 and thereafter are as follows:

2007	$210,441
2008	182,080
2009	157,980
2010	157,980
2011	49,608
Thereafter	6,626

$764,715

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
Cash-flow Statement
     At December 31, 2005, the Company separately disclosed the operating, investing and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.
Employee Benefits
     The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of June 30, 2005, 135,000 stock options were outstanding. On April 7, 2006, 100,000 options expired when the President of the Corporation resigned. On June 22, 2006, the former President of the Corporation was awarded 35,000 restricted shares with a vesting period of five years. Consequently as of June 30, 2006, 35,000 stock options and 35,000 restricted shares were outstanding.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective transition method, and thus the results of operations for prior periods will not be restated. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As no stock options have been granted or modified since the adoption of SFAS 123R and all outstanding options were fully vested on January 31, 2003, there is no pro forma effect on or any expense for the six month period ended June 30, 2006.
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
     The Company’s financial statements are based on a number of significant estimates, including reliability of receivables, selection of useful lives for property and equipment, timing and costs associated with its retirement obligations. Estimated oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties.
     The Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to continue to be volatile. Proved reserves are based on current oil and gas prices and estimated reserves, which is considered a significant estimate by the Company, and is subject to change.

Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments are determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and notes payable. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at June 30, 2006.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact, if any that the adoption of FIN 48 will have on its financial statements.
3. Stockholder’s Equity
     On February 28, 2006, the Company sold 2.2 million shares of its common stock in a private placement offering. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541. In April and May, the Company sold an additional 2.6 million shares to private investors. The proceeds received from these private placements will be used for general corporate purposes and costs associated with the Company’s oil and gas production business.
     On June 13, 2006, the Board of Directors of the Company granted four of its outside board members 3,571 shares of common stock at $0.70 per share. The total shares awarded of 14,284 were issued as partial compensation for their board participation.

     Additionally, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust, for which Richard M. Osborne is the sole trustee in satisfaction of the amount of $683,460.50 for the outstanding balance on the revolving demand note dated January 1, 2006, various accounts payables and accounts receivables. All shares were issued at a price of $0.62 per share for payment in full of the outstanding balance of the revolving demand note.
4. Property and Equipment
     Properties and equipment consist of the following:

	June 30, 2006	December 31, 2005
Oil and Gas Properties:
Proved Properties	$2,943,673	$—
Unproved Properties	226,967	—
Accumulated Depletion	(126,613)	—

Total Oil and Gas Properties	3,044,027	—
Other Property and Equipment:
Land	481,164	481,164
Building and Improvements	3,935,928	3,935,928
Furniture and Equipment	214,633	224,054
Accumulated Depreciation	(963,825)	(861,519)

Total Other Property and Equipment, Net	3,667,900	3,779,627

Property and Equipment, Net	$6,711,927	$3,779,627

5. Discontinued Operations
     The Company’s results of operations have been restated to reclassify the net earnings of its eighteen self-storage facilities sold as discontinued operations for all periods presented. The following table summarizes income from discontinued operations:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Revenues
Revenues from self-storage operations	$19,971	$1,270,645

Operating expenses
Interest expense	26,617	348,762
Property taxes and insurance	15,675	174,384
Self-storage property operating expense	48,299	354,401
Legal and professional fees	3,201	8,202
General and administrative	6,174	28,563
Depreciation and amortization	73,246	82,658

Total expenses	173,212	996,970

Income from discontinued operations before minority interest and gain on sale of eighteen sites	(153,241)	273,675
Minority interest	(107,269)	191,572

Income (loss) before gain on sale	(45,972)	82,103

Gain on sale of eighteen sites, net of minority interest of $4,796,460	2,055,626	2,055,626

Income from discontinued operations	$2,009,654	$2,137,729

At June 30, 2006, there were no discontinued operations.

6. Long-Term Debt
Long-term debt consists of the following:

			Current
Site	Interest Rate	Maturity	Interest	Outstanding Balances
Reference	Index	Date	Rate	June 30, 2006	December 31, 2005

Gahanna	Prime	3-01-09	8.25%	$727,959	$734,932
Painesville	30 day LIBOR plus 2.50% Converted to 5 yr US Treasury Plus 2.25% on April, 2005	3-30-09	7.85%	1,513,167	1,556,395

		Long-Term Debt Total		2,241,126	2,291,327

		Less current maturities		94,182	112,843

	Long-Term debt, net of current maturities			$2,146,944	$2,178,484

     The loans on the facilities are secured by real property and personally guaranteed by a stockholder of the Company.
     Future maturities of debt based on stated maturities, exclusive of related party notes payable discussed further in Note 7, for each of the succeeding annual periods ending June 30 and thereafter are as follows:

2007	$94,182
2008	101,892
2009	2,045,052

$2,241,126

     During the six months ended June 30, 2006 and 2005, respectively, the Company paid $103,668 and $102,567 in interest on its debt instruments for its continuing operations.
7. Notes Payable to Related Party
     The Company had an unsecured revolving demand note payable to the Richard M. Osborne Trust in the amount of $591,910 at December 31, 2005. The Company’s Chairman and Chief Executive Officer is the sole trustee of the trust. The note was interest only at prime, classified as current since the principal was due upon demand. On June 30, 2006, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust for which Richard M. Osborne is the trustee in satisfaction of the balance of $683,460.50. This amount included the outstanding balance on the revolving demand note, various accounts payable and accounts receivable. All shares were issued at a price of $0.62 per share for payment in full of the revolving demand note.

8. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the three and six months ended June 30, 2006 and 2005 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
     The stock options and stock awards for the six months ended June 30, 2006 and 2005 were antidilutive and had no effect on diluted earnings per share.
     Although the Company paid no cash distributions to its stockholders for the six months ended June 30, 2006, it paid a cash dividend of $0.20 per share in April 2005 to stockholders of record at the close of business on April 13, 2005 after the sale of the eighteen self-storage facilities was completed.
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
     In addition, on January 1, 2006, the Company had net operating loss carry-forwards (NOL) for future years of approximately $3.2 million. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. Also, the NOL is offset by timing differences of depletion, depreciation and amortization, intangible drilling costs and a valuation allowance.
     Provisions for federal or state income taxes are immaterial as of June 30, 2006 and have not been recorded in the accompanying consolidated statements of operations. The Company anticipates recording a tax provision when it becomes material.
10. Other Related Party Transactions
     Mr. Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of June 30, 2006 and December 31, 2005, the Company owed Liberty Self-Stor II, Ltd. $13,996 and $16,422, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.
     Interest expense on related party notes payable was $19,038 and $37,267 for the six months ended June 30, 2006 and 2005, respectively.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. The lease was negotiated on July 1, 2005 with a five-year term for $1,300 per month. A new lease was negotiated on April 1, 2006 with a three-year term for $1,350 per month. As of June 30, 2006 and 2005, $7,950 and $30,000, respectively of this related party expense is included in general and administrative expenses.

     The Company had $3,982 at June 30, 2006 and $59,632 at December 31, 2005 included in accounts receivable from related parties. The balances represent amounts owed by various companies of Mr. Osborne to the Company. Some of these expenses relate to administrative and accounting services rendered by the Company on behalf of those other entities.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of gas and oil production to third parties. Great Plains is owned by Mr. Osborne. The Company also had $209,477 included in accounts receivable from Great Plains at June 30, 2006 for oil and gas sales. The revenue that Great Plains paid to the Corporation for the six months ended June 30, 2006 was $329,745 for gas and oil production. Expenses for the six months ended June 30, 2006 charged by Great Plains to the Corporation totaled $13,405.
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
     The Company’s operations are classified into two principal industry segments. The following tables present the three and six months ended June 30, 2006.

	Oil and Gas	Self-Storage
Three Months ended June 30, 2006	Production	Facilities	Total
Revenues from external customers	$248,652	$138,278	$386,930
Interest revenue	186	—	186

	248,838	138,278	387,116

Depreciation, depletion and amortization	70,495	42,043	112,538
Property Operating Costs	28,554	35,612	64,166
Other Operating expenses	196,342	39,508	235,850
Interest expense	9,518	43,814	53,332

	304,909	160,977	465,886

Net Income (Loss) before minority interest	(56,071)	(22,699)	(78,770)
Minority Interest	—	75,957	75,957

Net Income (Loss)	$(56,071)	$(98,656)	$(154,727)

Property and Equipment additions	$1,161,454		$1,161,454

	Oil and Gas	Self-Storage
Six Months ended June 30, 2006	Production	Facilities	Total
Revenues from external customers	$329,746	$276,024	$605,770
Interest revenue	1,636	283	1,919

	331,382	276,307	607,689

Depreciation, depletion and amortization	143,233	108,606	251,839
Property Operating Costs	37,542	73,772	111,314
Other Operating expenses	358,113	65,506	423,619
Interest expense	19,038	84,630	103,668

	557,926	332,514	890,440

Net Income (Loss) before minority interest	(226,544)	(56,207)	(282,751)
Minority Interest	—	(51,136)	(51,136)

Net Income (Loss)	$(226,544)	$(5,071)	$(231,615)

Property and Equipment additions	$3,170,640		$3,170,640

At June 30, 2005, the Company was engaged in only the self-storage business.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. In 1999, the Company succeeded to the business of Meridian Point Realty Trust ‘83. Meridian was a California business trust that commenced operation in 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ‘83.” In 1991, “Sierra Real Estate Equity Trust ‘83” changed its name to “Meridian Point Realty Trust ’83.
     In 1999, the stockholders elected trustees and approved certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company, a perpetual-life REIT, and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At June 30, 2006, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At June 30, 2006 and December 31, 2005, the minority interest asset was $442,808 and $391,672, respectively.
     During the second quarter of 2006, the minority interest was recalculated from January 1, 2006. The amount was recalculated to adjust the allocation of various overhead for oil and gas general and administrative expenses from LSS, the self-storage operating partnership, to the Company. The impact on the three months ended March 31, 2006 was a decrease in minority interest of $97.654 from a negative minority interest calculation of $127,093 to a negative $29,439.
     In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company has focused its efforts on drilling new oil and gas wells in Northeast Ohio. The Company has an aggressive drilling program in process. Seven wells were drilled and brought on line during the first quarter of 2006 and four more during the second quarter.
     On March 1, 2006, John D. Oil and Gas Company announced, effective February 24, 2006, that it had expanded the size of its Board of Directors from six to eight members. The Board has appointed Terrence P. Coyne and Gregory J. Osborne to fill the vacancies. Mr. Coyne is a commercial real estate broker with Grubb & Ellis, representing parties in the acquisition and disposition of commercial real estate. Gregory Osborne was appointed the Company’s new President and Chief Operating Officer on April 7, 2006, upon the resignation of Thomas J. Smith who has decided to pursue other business interests. He is the son of Richard M. Osborne, the Company’s Chairman and Chief Executive Officer.
     The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (loss), and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in the financial statements and the notes thereto.
Significant Accounting Policies
     The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2006. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 and for the three and six months ended June 31, 2005 to conform to the presentation as of and for the three and six months ended June 30, 2006.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company extends credit on an unsecured basis to its energy customers. In evaluating its allowance for possible losses, the Company performs reviews of receivables. At June 30, 2006, the Company’s evaluation indicated that it has no need for an allowance for possible losses.
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
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas wells. As the Company just recently began drilling wells, a reasonable estimate of the liability can not yet be determined and the Company believes that the liability is immaterial as of June 30, 2006.
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
Cash-flow Statement
     At December 31, 2005, the Company separately disclosed the operating, investing and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.
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
     The Company’s financial statements are based on a number of significant estimates, including reliability of receivables, selection of useful lives for property and equipment, timing and costs associated with its retirement obligations. Estimated oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties.
     The Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to continue to be volatile. Proved reserved are based on current oil and gas prices and estimated reserves, which is considered a significant estimate by the Company, which is subject to changes.
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and gas operations. The Company believes that short-term cash flow needs will be met by selling stock in private placements and borrowing from related parties. One private placement offering occurred earlier this year with additional offerings possible to secure more funds to meet cash flow needs. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.
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
     The Company’s current assets from continuing operations decreased $616,630, or 53.4%, to $537,092 at June 30, 2006 from $1,153,722 at December 31, 2005 while property and equipment, net increased 77.6%. This change represents the investment of cash resources into development drilling projects.
     The Company’s current maturities of long-term debt from continuing operations decreased $18,661, or 16.5%, to $94,182 at June 30, 2006, from $112,843 at December 31, 2005. The decrease is the result of principal payments.
     The Company had a positive cash flow from operating activities of $168,796 for the six months ended June 30, 2006 compared to a negative cash flow of $7,374,637 for the six months ended June 30, 2005. For the six months ended June 30, 2006 the positive change was largely due to an increase in payables on the books. For the six months ended June 30, 2005 the negative change was largely due to the change in discontinued operations and distributions to minority interests from the sale of the eighteen self-storage facilities in April 2005.
     The Company had a negative cash flow from investing activities of $3,189,122 for the six months ended June 30, 2006 compared to a positive cash flow of $33,467,568 for the six months ended June 30, 2005. For the six months ended June 30, 2006 the negative change was due to $3.2 million of expenditures to drill wells. The positive change for the six months ended June 30, 2005 was due to the receipt of funds from the sale of the eighteen self-storage facilities in April 2005.
     The Company had a positive cash flow from financing activities of $2,247,128 for the six months ended June 30, 2006 compared to a negative cash flow of $24,881,979 for the six months ended June 30, 2005. For the six months ended June 30, 2006 the positive change was largely due to receipt of proceeds from a private stock offering. For the six months ended June 30, 2005, the negative change was largely due to the change in discontinued operations due to the repayment of debt on the eighteen self-storage facilities that were sold.
     On March 1, 2006, the Company announced that on February 28, 2006 it sold 2.0 million shares of its common stock to the Richard M. Osborne Trust (an Ohio trust of which Richard Osborne is the sole trustee) and 200,000 shares to Terence P. Coyne, a director of the Company for $0.50 per share, or $1.1 million in total. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541.
     During the months of April and May 2006, the Company sold an aggregate of 2.6 million shares of its common stock in a private placement to a total of six accredited investors. All shares were sold at a price of $0.50 a share for a total of $1.3 million. The shares were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act.
     The Company may need to pay income taxes in 2006 if it has taxable income. Since the shift to the oil and gas business would result in the loss of the Company’s REIT status in 2006, the Company elected to terminate its REIT election in January 2006. This could have a negative impact on liquidity.
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
Revenues from Continuing Operations
     Total revenues from continuing operations and interest income increased $261,594, or 208.4%, to $387,116 for the three months ended June 30, 2006, from $125,522 for the three months ended June 30, 2005. Total revenues from continuing operations and interest income increased $343,578, or 130.1%, to $607,689 for the six months ended June 30, 2006, from $264,111 for the six months ended June 30, 2005. This increase is largely the result of oil and natural gas production occurring for the first time in 2006.
Expenses from Continuing Operations
     Interest expense from continuing operations decreased $498, or 0.9%, to $53,332 for the three months ended June 30, 2006 compared to $53,830 for the three months ended June 30, 2005. Interest expense from continuing operations increased $1,101, or 1.1%, to $103,668 for the six months ended June 30, 2006 compared to $102,567 for the six months ended June 30, 2005.
     Property taxes and insurance expenses from continuing operations decreased $1,449 or 4.0%, to $34,595 for the three months ended June 30, 2006 compared to $36,044 for the three months ended June 30, 2005. Property taxes and insurance expenses from continuing operations increased $4,622 or 7.0%, to $70,386 for the six months ended June 30, 2006 compared to $65,764 for the six months ended June 30, 2005. Property taxes and property insurance increased in 2006 largely due to real estate tax increases on the Painesville property and an additional insurance policy that was taken out to protect the corporation from liability losses relating to the oil and gas business ventures. In 2005, the first quarter had more employees and medical insurance expense than 2006 which were subsequently part of the reduction in staff after the sale of the eighteen self-storage facilities.
     Self-storage property operating expenses from continuing operations increased $2,270 or 6.8%, to $35,612 for the three months ended June 30, 2006 compared to $33,342 for the three months ended June 30, 2005. Self-storage property operating expenses from continuing operations decreased $6,763 or 8.4%, to $73,772 for the six months ended June 30, 2006 compared to $80,535 for the six months ended June 30, 2005. The decrease in property operating expenses was largely due to vehicle lease expense decreasing $5,093 and repairs and maintenance decreasing $2,601.

     Oil and gas production costs totaled $28,554 and $37,542 for the three and six months ended June 30, 2006. This is a new expense for the Company with the change in the business plan to oil and gas production and consists primarily of well management expenses.
     Legal and professional fees decreased $86,088 or 64.9% to $46,484 for the three months ended June 30, 2006 compared to $132,572 for the three months ended June 30, 2005. Legal and professional fees decreased $90,647 or 47.8% to $98,944 for the six months ended June 30, 2006 compared to $189,591 for the six months ended June 30, 2005. The decrease in legal and professional fees is largely due to additional expense in 2005 related to shareholder proxy services prior to the sale of eighteen self-storage facilities.
     General and administrative expenses from continuing operations decreased $209,863, or 57.6%, to $154,771 for the three months ended June 30, 2006 compared to $364,634 for the three months ended June 30, 2005. General and administrative expenses from continuing operations decreased $265,513, or 51.1%, to $254,289 for the six months ended June 30, 2006 compared to $519,802 for the six months ended June 30, 2005. The decrease is largely due to bonus compensation expense approved by the board of directors upon the completion of the sale of eighteen self-storage facilities in April 2005. Also, merchant charges totaling $24,502 for all of the sites had been expensed in 2005 as continuing operations. At June 30, 2006, only two sites are included and their total is $4,312. Additionally, rent expense for the main office was reduced from $30,000 for the six months ended June 30, 2005 to $7,950 for the six months ended June 30, 2006.
     Depreciation, depletion and amortization expenses from continuing operations increased $71,992, or 177.6%, to $112,538 for the three months ended June 30, 2006 compared to $40,546 for the three months ended June 30, 2005. Depreciation, depletion and amortization expenses from continuing operations increased $165,838, or 192.8%, to $251,839 for the six months ended June 30, 2006 compared to $86,001 for the six months ended June 30, 2005. Depreciation, depletion and amortization increased primarily due to the recording of depletion expense relating to the wells that were placed on-line during 2006. This expense is new in 2006 due to the change in the Corporation’s business plan this year.
Loss from Continuing Operations
     As a result of the factors noted above, the Company’s loss from continuing operations decreased $2,430, or 1.0%, to $231,615 for the six months ended June 30, 2006 from a loss of $234,045 for the six months ended June 30, 2005.
Income from Discontinued Operations
     The Company’s income from discontinued operations net of minority interest after the sale of eighteen self-storage facilities on April 5, 2005 was $2,137,729 for the six months ended June 30, 2005.
Net Income(Loss)
     As a result of the factors noted above, the Company had a loss from operations of $154,727, for the three months ended June 30, 2006 compared to net income of $1,849,020 for the three months ended June 30, 2005. Further, the Company had a loss from operations of $231,615 for the six months ended June 30, 2006 compared to net income of $1,903,684 for the six months ended June 30, 2005.
Interest Rate Risk
     Interest rate risk is the risk that interest rates will increase, which will cause the Company’s interest expense on its variable rate loans to increase.
     All of the Company’s debt, totaling $2.2 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1.0% per year, the Company’s interest expense would increase approximately $22,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.
Off-Balance Sheet Arrangements
          The Company had no off-balance sheet arrangements at June 30, 2006 and December 31, 2005.
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
Risks and Uncertainties
          Oil and gas drilling and development are speculative and involve a high degree of risk. Risks related to this segment of our business and the self-storage segment include, but are not limited to:
•	revenue stream dependency on natural gas prices;

•	unknown productivity of newly drilled wells;

•	the Company’s ability to obtain funds to finance well capital expenditures;

•	the Company’s dependency on related parties to assist it in well operations, drilling and transporting its gas to market;

•	additional tax expense with the loss of the Company’s tax status as a REIT in 2006;

•	the interest rate market, which, when interest rates increase, will cause the Company’s expenses on its variable-rate mortgages to increase;

•	the Company’s ability to increase occupancy and rental rates at its self-storage facilities;

•	the ability of the Company to issue additional shares, sell its assets or properties or obtain debt financing on satisfactory terms;

•	the ability to refinance the Company’s debts as they come due, including, without limitation, the Company’s maturing long-term debt;

•	changes in local real estate conditions;

•	the inability to generate sufficient revenues to meet operating expenses, including, but not limited to, possible rising property insurance costs; and

•	decreases in self-storage facility occupancy rates.
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
          In addition, on January 1, 2006, the Company had net operating loss carry-forwards (NOL) for future years of approximately $3.2 million. These net operating loss carry-forwards will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. Also, the NOL is offset by timing differences of depletion, depreciation and amortization, intangible drilling costs and a valuation allowance.
          Provisions for federal or state income taxes are immaterial as of June 30, 2006 and have not been recorded in the accompanying consolidated statements of operations. The Company anticipates recording a tax provision when it becomes material.

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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact, if any that the adoption of FIN 48 will have on its financial statements.
Item 3. Disclosure Controls and Procedures
     As of June 30, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Further there have been no significant changes in the Company’s internal control over financial reporting that could significantly affect such controls subsequent to June 30, 2006.
Part II. Other Information
Item 1. Legal Proceedings
     There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending proceedings will have a material adverse effect on the Company’s financial condition, liquidity or results of operation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 15, 2006, the Company sold 400,000 shares of its common stock in a private placement to two accredited investors. The common stock was sold at a price of $0.50 a share for $200,000. The common stock was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act.
Item 4. Submission of Matters to a Vote of Security Holders
On June 13, 2006, the Company held its Annual Meeting of Stockholders. The following item was voted upon:

(a)	Each of the following directors was elected to serve as a director until the 2007 Annual Meeting of Stockholders or until his successor is duly elected and qualified pursuant to the vote of the Company’s stockholders:

	For	Withheld
Steven A. Calabrese	4,951,444	15,643
Terence P. Coyne	4,951,444	15,643
Richard T. Flenner Jr.	4,951,444	15,643
Mark D. Grossi	4,951,444	15,643
Marc C. Krantz	4,951,444	15,643
Gregory J. Osborne	4,941,392	25,695
Richard M. Osborne	4,941,192	25,895
Thomas J. Smith	4,951,444	15,643
Broker non-votes were zero.
Total shares voted equaled 4,967,087.
Item 6. Exhibits

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John D. Oil and Gas Company

By:	/s/ Richard M. Osborne	Dated: August 18, 2006
Richard M. Osborne
Chairman of the Board and Chief Executive Officer

By:	/s/ C. Jean Mihitsch	Dated: August 18, 2006
C. Jean Mihitsch
Chief Financial Officer