Form 10QSB
period 2006-09-30
JOHN D. OIL & GAS CO
filed 2006-11-14
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	94-6542723 (I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060
(Address of principal executive office)
Issuer’s telephone number, including area code: (440) 974-3770
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Issuer had 8,998,180 shares of common stock outstanding on November 1, 2006.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements Unaudited Consolidated Financial Statements	3
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	17
Item 3.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 6.	Exhibits	26
Certifications		29
EX-10.4
EX-31.1
EX-31.2
EX-32.1

PART I FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$25,279	$878,613
Accounts Receivable	3,219	1,324
Accounts Receivable from related parties	448,751	59,632
Assets Held for Sale	204,762	204,762
Other Current Assets	9,307	9,391

Total Current Assets	691,318	1,153,722

Property and Equipment, Net	7,617,525	3,779,627

Minority Interest Receivable	442,808	391,672

Other Assets	40,139	35,011

TOTAL ASSETS	$8,791,790	$5,360,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current maturities of long-term debt	$120,889	$112,843
Note Payable to related party	750,000	591,910
Accounts Payable	897,072	375,280
Accounts Payable to related parties	16,955	16,422
Accrued expenses	260,087	280,194

Total Current Liabilities	2,045,003	1,376,649

Long term debt, net of current maturities	2,098,468	2,178,484

Other long-term liabilities	—	8,129

Commitments and contingencies

Shareholders’ equity:
Serial preferred stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding
Common Stock — $.001 par value: 50,000,000 shares authorized; 8,998,180 and 3,081,541 shares issued and outstanding	8,999	3,082
Paid-in capital	28,853,450	25,798,779
Retained earnings (Deficit)	(24,214,130)	(24,005,091)

Total Shareholders’ Equity	4,648,319	1,796,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,791,790	$5,360,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Oil and Gas Sales	$380,781	$—	$710,527	$—
Self-Storage operation revenues	139,886	132,885	415,910	388,361
Interest and other	15	9,618	1,934	18,253

Total revenues	520,682	142,503	1,128,371	406,614

Operating expenses
Interest	54,708	57,915	158,376	160,482
Property taxes and insurance	23,114	42,698	93,500	108,462
Self-Storage property operating expense	57,395	63,534	131,167	144,069
Oil and gas production costs	16,075	—	41,126	—
Legal and professional fees	49,170	58,807	148,114	248,398
General and administrative, including amounts paid to a related party of $12,000 in 2006 and $33,900 in 2005	177,046	91,669	443,826	611,471
Depreciation, depletion and amortization	120,598	46,930	372,437	132,931

Total expenses	498,106	361,553	1,388,546	1,405,813

Income (loss) from continuing operations before minority interest	22,576	(219,050)	(260,175)	(999,199)
Minority interest	—	(153,335)	(51,136)	(699,439)

Income (loss) from continuing operations	22,576	(65,715)	(209,039)	(299,760)

Income from discontinued operations, net of minority interest of $0 and $191,573 for the three months and nine months ended September 30, 2005	—	—	—	82,103
Gain (loss) on sale of assets from discontinued operations, net of minority interest of ($12,420) and $4,784,040 for the three and nine months ended September 30, 2005	—	(5,324)	—	2,050,302

Income (loss) from discontinued operations	—	(5,324)	—	2,132,405

Net Income (Loss)	$22,576	$(71,039)	$(209,039)	$1,832,645

Other comprehensive income (loss)
Changes in fair values of cash flow hedges, net of minority interest of $0 and ($111,619) for the three and nine months ended September 30, 2005	—	—	—	(47,838)

Comprehensive Income (Loss):	$22,576	$(71,039)	$(209,039)	$1,784,807

Weighted Average Basic and Diluted Shares Outstanding:	8,998,180	3,082,155	6,708,245	3,082,495

Income (loss) per common share from continuing operations – basic and diluted:	$0.00	$(0.02)	$(0.03)	$(0.10)

Earnings per common share from discontinued operations– basic and diluted:	—	—	—	0.69

Earnings (Loss) per common share – basic and diluted:	$0.00	$(0.02)	$(0.03)	$0.59

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Nine Months Ended September 30, 2006
(Unaudited)

			Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Loss)	Total
Balance at December 31, 2005	$3,082	$25,798,779	$(24,005,091)	$1,796,770

Common Stock issued in Private Placement, net of offering costs	4,800	2,361,570	—	2,366,370

Common Stock issued for Director Compensation	14	9,986	—	10,000

Common Stock Director Restricted Shares	1	756	—	757

Common Stock issued for debt	1,102	682,359	—	683,461

Net Loss	—	—	(209,039)	(209,039)

Balance at September 30, 2006	$8,999	$28,853,450	$(24,214,130)	$4,648,319

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended Sept 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(209,039)	$1,832,645
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	372,437	132,931
Gain on sale of furniture and fixtures	(4,051)	—
Minority interest	(51,136)	(699,439)
Common Stock issued as Compensation	10,757	—
Distributions to minority interest	—	(6,014,305)
Changes in operating assets and liabilities:
Accounts receivable	(453,146)	215,528
Other current assets	84	(1,105)
Other assets	(8,226)	4,999
Accounts payable	749,119	(465,753)
Accrued expenses	(20,107)	(207,161)
Other liabilities	(1,118)	(3,330)
Change in Discontinued Operations, as revised	—	(2,285,295)

Net cash provided by (used in) operating activities	385,574	(7,490,285)

Cash flows from investing activities:
Purchases of property and equipment	(22,031)	(27,409)
Expenditures for oil and gas wells	(4,192,236)	—
Change in Discontinued Operations, as revised	—	33,476,394

Net cash (used in) provided by investing activities	(4,214,267)	33,448,985

Cash flows from financing activities:
Proceeds from common stock private placement, net of offering costs	2,366,370	—
Borrowings from related party	750,000	—
Principal payments on notes payable	(71,970)	(102,752)
Principal payments to related party	(69,041)	(451)
Dividends paid to shareholders	—	(616,534)
Change in Discontinued Operations, as revised	—	(24,193,427)

Net cash provided by (used in) financing activities	2,975,359	(24,913,164)

Net (decrease) increase in cash	(853,334)	1,045,536

Cash, beginning of period	878,613	396,918

Cash, end of period	$25,279	$1,442,454

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
1. General
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. In 1999, the Company succeeded to the business of Meridian Point Realty Trust ‘83. Meridian was a California business trust that commenced operation in 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ‘83.” In 1991, “Sierra Real Estate Equity Trust ‘83” changed its name to “Meridian Point Realty Trust ’83.”
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
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At September 30, 2006, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At September 30, 2006 and December 31, 2005, the minority interest asset was $442,808 and 391,672, respectively. The Company’s losses have reduced the initial investment by the minority interests to a receivable. The Company is in the process of re-evaluating the value of the minority interest and, therefore, has not recorded a quarterly minority interest expense for the three months ended September 30, 2006.
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
     The Company currently has two self-storage facilities located in Gahanna, Ohio and Painesville, Ohio. The Company has entered into an agreement for a possible sale of the Gahanna, Ohio facility, subject to due diligence and customary closing conditions. As of the time of this filing, the ability to close on the deal is still uncertain. The Company may, if business and time warrant, sell the Painesville facility in the future.

2. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2006. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005 to conform to the presentation as of and for the three and nine months ended September 30, 2006.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company extends credit on an unsecured basis to its energy customers. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. At September 30, 2006, the Company’s evaluation of its receivables indicated that it has no need for an allowance for possible losses.
Property and Equipment
     Property and equipment acquired in connection with the Company’s acquisition of the Ohio LLC were valued based upon an appraisal performed in 1999, while assets acquired since the 1999 reorganization are valued at cost. All property and equipment are depreciated using the straight-line method over estimated useful lives of twenty five years for buildings and improvements, five and seven years for furniture and equipment.
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
     Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves, respectively. The costs of unproved oil and gas properties are periodically assessed for impairment.
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
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143,” Accounting for Asset Retirement Obligations.” This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas wells. As the Company only began drilling wells in 2006, a reasonable estimate of the liability can not yet be determined and the Company believes that the liability is immaterial as of September 30, 2006.
Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $162,789 and $162,162 for the nine months ended September 30, 2006 and 2005, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending September 30 and thereafter are as follows:

2007	$215,380
2008	171,480
2009	157,980
2010	138,276
2011	39,756
Thereafter	6,626

$729,498

     The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and gas is produced and sold from these wells. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this gas with the related party’s gas in order to fulfill production contracts they currently have in place.
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
Employee Benefits
     The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of September 30, 2005, 135,000 stock options were outstanding. On April 7, 2006, 100,000 options expired when the President of the Company resigned. On June 22, 2006, the former President of the Company was awarded 35,000 restricted shares with a vesting period of five years. Compensation expense recorded for issuance of shares for the three months and nine months ended September 30, 2006 was $757. Consequently as of September 30, 2006, 35,000 stock options and 35,000 restricted shares were outstanding.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method, and thus the results of operations for prior periods will not be restated. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As no stock options have been granted or modified since the adoption of SFAS 123R and all outstanding options were fully vested on January 31, 2003, there is no pro forma effect on or any expense for the nine month period ended September 30, 2006.
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
Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments are determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and notes payable. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at September 30, 2006.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact, if any that the adoption of FIN 48 will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this Statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact SFAS No. 157 may have on its financial position, results of operations or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any that the adoption of the statement will have on its financial position or results of operation or cash flows.
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
     Additionally, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust, for which Richard M. Osborne is the sole trustee, in satisfaction of the amount of $683,460 for the outstanding balance on the revolving demand note dated January 1, 2006, various accounts payables and accounts receivables. All shares were issued at a price of $0.62 per share for payment in full of the outstanding balance of the revolving demand note.
4. Property and Equipment
     Properties and equipment consist of the following:

	September 30,
	2006	December 31, 2005
Oil and Gas Properties:
Proved Properties	$3,102,179	$—
Unproved Properties	1,090,057	—
Accumulated Depletion	(200,628)	—

Total Oil and Gas Properties	3,991,608	—
Other Property and Equipment:
Land	481,164	481,164
Building and Improvements	3,935,928	3,935,928
Furniture and Equipment	218,182	224,054
Accumulated Depreciation	(1,009,357)	(861,519)

Total Other Property and Equipment, Net	3,625,917	3,779,627

Property and Equipment, Net	$7,617,525	$3,779,627

5. Discontinued Operations
     The Company’s results of operations have been restated to reclassify the net earnings of its eighteen self-storage facilities sold as discontinued operations for all periods presented. The following table summarizes income from discontinued operations:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Revenues
Revenues from self-storage operations	$—	$1,270,645

Operating expenses
Interest expense	—	348,762
Property taxes and insurance	—	174,384
Self-storage property operating expense	—	354,401
Legal and professional fees	—	8,202
General and administrative	—	28,563
Depreciation and amortization	—	82,658

Total expenses	—	996,970

Income from discontinued operations before minority interest and gain on sale of eighteen sites	—	273,675
Minority interest	—	191,572

Income before gain on sale	—	82,103

Gain (loss) on sale of eighteen sites, net of minority interest of $12,420 and $4,784,040 for the three and nine months ended September 30, 2005	(5,324)	2,050,302

Income from discontinued operations	$(5,324)	$2,132,405

For the three and nine months ended September 30, 2006, there were no discontinued operations.
6. Long-Term Debt
Long-term debt consists of the following:

			Current	Outstanding Balances
Site	Interest Rate	Maturity	Interest	September 30,
Reference	Index	Date	Rate	2006	December 31, 2005

Gahanna	Prime	3-01-09	8.25%	$725,726	$734,932
Painesville	30 day LIBOR plus 2.50%	3-30-09	7.85%	1,493,631	1,556,395

		Long-Term Debt Total		2,219,357	2,291,327

		Less current maturities		120,889	112,843

	Long-Term debt, net of current maturities			$2,098,468	$2,178,484

     The loans on the facilities are secured by real property and personally guaranteed by a stockholder of the Company.

     Future maturities of debt based on stated maturities, exclusive of related party notes payable discussed further in Note 7, for each of the succeeding annual periods ending September 30 and thereafter are as follows:

2007	$120,889
2008	133,190
2009	1,965,278

$2,219,357

     For the three months ended September 30, 2006 and 2005 respectively, the Company paid $54,708 and $57,915 in interest on its debt instruments. During the nine months ended September 30, 2006 and 2005, respectively, the Company paid $158,376 and $160,482 in interest on its debt instruments for its continuing operations.
     On September 28, 2006, the Company entered into an unsecured loan agreement between the Company, Richard M. Osborne, the Company’s Chief Executive Officer and Chairman of the Board and Charter One Bank. The loan agreement is a one year line of credit with interest at a rate of 1.75% over LIBOR per annum. At September 30, 2006, no advances had been taken against the available balance of the five million dollar line of credit.
7. Notes Payable to Related Party
     The Company had an unsecured revolving demand note payable to the Richard M. Osborne Trust in the amount of $591,910 at December 31, 2005. Richard M. Osborne, the Company’s Chairman and Chief Executive Officer, is the sole trustee of the trust. The note was interest only at prime, classified as current since the principal was due upon demand. On June 30, 2006, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust in satisfaction of the balance of $683,460. This amount included the outstanding balance on the revolving demand note, various accounts payable and accounts receivable. All shares were issued at a price of $0.62 per share for payment in full of the revolving demand note.
     The Company was advanced $750,000 under the terms of the revolving demand note dated January 1, 2006 and filed as exhibit 10.3 in the Form 10QSB for the first quarter of 2006 from Richard M. Osborne during the third quarter of 2006. Interest is payable at the prime rate per annum with principal being due on demand. The loan is unsecured and was repaid subsequent to September 30, 2006 on October 10, 2006.
8. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the three and nine months ended September 30, 2006 and 2005 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2006, the weighted average number of shares outstanding was not anti-dilutive and included 12,167 of diluted shares for a total of 9,010,347 shares.
     The stock options and stock awards for the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005 were anti-dilutive and had no effect on diluted earnings per share.
     Although the Company paid no cash distributions to its stockholders for the nine months ended September 30, 2006, it paid a cash dividend of $0.20 per share in April 2005 to stockholders of record at the close of business on April 13, 2005 after the sale of the eighteen self-storage facilities was completed.

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
     In addition, on January 1, 2006, the Company had net operating loss carry-forwards (NOLS) for future years of approximately $3.2 million. These NOLS will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. The Company has an alternative minimum tax credit carry-forward of $41,187, which can be carried forward indefinitely. For purposes of determining deferred income taxes, the NOL is offset by timing differences of depletion, depreciation and amortization and intangible drilling costs. A valuation allowance has been recognized against the remaining net deferred income tax assets.
     Provisions for federal or state income taxes are immaterial as of September 30, 2006 and have not been recorded in the accompanying consolidated statements of operations. The Company anticipates recording a tax provision when it becomes material.
10. Other Related Party Transactions
     Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of September 30, 2006 and December 31, 2005, the Company owed Liberty Self-Stor II, Ltd. $16,955 and $16,422, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheet.
     Interest expense on related party notes payable was $28,099 and $58,500 for the nine months ended September 30, 2006 and 2005, respectively.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. The lease was negotiated on July 1, 2005 with a five-year term for $1,300 per month. A new lease was negotiated on April 1, 2006 with a three-year term for $1,350 per month. As of September 30, 2006 and 2005, $12,000 and $33,900, respectively of this related party expense is included in general and administrative expenses.
     The Company had $830 at September 30, 2006 and $59,632 at December 31, 2005 included in accounts receivable from related parties. The balances represent amounts owed by various companies owned by Mr. Osborne to the Company. Some of these expenses relate to administrative and accounting services rendered by the Company on behalf of those other entities.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of gas and oil production to third parties. Great Plains is owned by Mr. Osborne. The Company also had $447,921 included in accounts receivable due from Great Plains at September 30, 2006 for oil and gas sales. For the nine months ended September 30, 2006 revenue derived by the Company from Great Plains for the sale of oil and natural gas amounted to $710,527.

Expenses for well management for the nine months ended September 30, 2006 charged by Great Plains to the Corporation totaled $29,305.
     Marc C. Krantz, a director and secretary of the Company, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.
11. Financial Information Relating to Industry Segments
     The Company reports operating segments and reportable segments by business activity according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.
     The Company’s operations are classified into two principal industry segments. The following tables present the three and nine months ended September 30, 2006.

	Oil and Gas	Self-Storage
Three Months ended September 30, 2006	Production	Facilities	Total
Revenues from external customers	$380,781	$139,886	$520,667
Interest revenue	15	—	15

	380,796	139,886	520,682

Depreciation, depletion and amortization	78,652	41,946	120,598
Property Operating Costs	16,075	57,395	73,470
Other Operating expenses	221,522	27,808	249,330
Interest expense	9,061	45,647	54,708

	325,310	172,796	498,106

Net Income (Loss) before minority interest	55,486	(32,910)	22,576
Minority Interest	—	—	—

Net Income (Loss)	$55,486	$(32,910)	$22,576

Property and Equipment additions	$1,021,596	—	$1,021,596

	Oil and Gas	Self-Storage
Nine Months ended September 30, 2006	Production	Facilities	Total
Revenues from external customers	$710,527	$415,910	$1,126,437
Interest revenue	1,651	283	1,934

	712,178	416,193	1,128,371

Depreciation, depletion and amortization	221,885	150,552	372,437
Property Operating Costs	41,126	131,167	172,293
Other Operating expenses	567,174	118,266	685,440
Interest expense	28,099	130,277	158,376

	858,284	530,262	1,388,546

Net Income (Loss) before minority interest	(146,106)	(114,069)	(260,175)
Minority Interest	—	(51,136)	(51,136)

Net Income (Loss)	$(146,106)	$(62,933)	$(209,039)

Property and Equipment additions	$4,192,236	—	$4,192,236

At September 30, 2005, the Company was engaged in only the self-storage business.
12. Commitments and Contingencies
Environmental Matters
     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.
Oil and Gas Contracts
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of gas and oil production to third parties. The term of the agreement is one year from the effective date and shall be extended for consecutive one year periods unless terminated earlier. Included in this filing as exhibit 10.4 is Amendment No 1 to the Oil and Gas Operations and Sale Agreement which modifies the original terms to create less cumbersome paperwork in tracking cost sharing between the companies.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. In 1999, the Company succeeded to the business of Meridian Point Realty Trust ‘83. Meridian was a California business trust that commenced operation in 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ‘83.” In 1991, “Sierra Real Estate Equity Trust ‘83” changed its name to “Meridian Point Realty Trust ’83.”
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
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen self-storage facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At September 30, 2006, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At September 30, 2006 and December 31, 2005, the minority interest asset was $442,808 and $391,672, respectively.

     During the second quarter of 2006, the minority interest was recalculated from January 1, 2006. The amount was recalculated to adjust the allocation of various overhead for oil and gas general and administrative expenses from LSS, the self-storage operating partnership, to the Company. The impact on the three months ended March 31, 2006 was a decrease in minority interest of $97,654 from a negative minority interest calculation of $127,093 to a negative $29,439.
     The Company is in the process of re-evaluating the value of the minority interest and, therefore, has not recorded a quarterly minority interest expense for the three months ended September 30, 2006.
     In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company has focused its efforts on drilling new oil and gas wells in Northeast Ohio. The Company has an aggressive drilling program in process. Seven wells were drilled and brought on line during the first quarter of 2006, four during the second quarter and three during the third quarter.
     The Company currently has two self-storage facilities located in Gahanna, Ohio and Painesville, Ohio. The Company has entered into an agreement for a possible sale of the Gahanna, Ohio facility, subject to due diligence and customary closing conditions. As of the time of this filing, the ability to close on the deal is still uncertain. The Company may, if business and time warrant, sell the Painesville facility in the future.
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
Significant Accounting Policies
     The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2006. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 31, 2005 to conform to the presentation as of and for the three and nine months ended September 30, 2006.

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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company extends credit on an unsecured basis to its energy customers. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. At September 30, 2006, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
Property and Equipment
     Property and equipment acquired in connection with the Company’s acquisition of the Ohio LLC were valued based upon an appraisal performed in 1999, while assets acquired since the 1999 reorganization are valued at cost. All property and equipment are depreciated using the straight-line method over estimated useful lives of twenty five years for buildings and improvements, five and seven years for furniture and equipment.
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
     Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves, respectively. The costs of unproved oil and gas properties are periodically assessed for impairment.
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
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas wells. As the Company just recently began drilling wells, a reasonable estimate of the liability can not yet be determined and the Company believes that the liability is immaterial as of September 30, 2006.
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
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-

term basis as it expands its oil and gas operations. The Company believes that short-term cash flow needs will be met by selling stock in private placements and borrowing from related parties. One private placement offering occurred earlier this year with additional offerings possible to secure more funds to meet cash flow needs. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.
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
     Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne. On September 29, 2006, the Company and Mr. Osborne entered into an unsecured loan agreement with Charter One Bank for a one year line of credit in the amount of five million dollars. While Mr. Osborne currently personally guarantees substantially all of the Company’s debt, he is under no legal obligation, requirement or agreement to guarantee any refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.
     The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.
     The Company’s current assets from continuing operations decreased $462,404, or 40.1%, to $691,318 at September 30, 2006 from $1,153,722 at December 31, 2005 while property and equipment, net increased $3,837,898. This change represents the investment of cash resources into development drilling projects.
     The Company’s current maturities of long-term debt from continuing operations increased $8,046, or 7.1%, to $120,889 at September 30, 2006, from $112,843 at December 31, 2005. The increase is the result of scheduled principal payments.
     The Company had a positive cash flow from operating activities of $385,574 for the nine months ended September 30, 2006 compared to a negative cash flow of $7,490,285 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 the positive cash flow was largely due to an increase in payables and the non cash charges to income of depreciation, depletion and amortization offset by an increase in natural gas and oil receivables. For the nine months ended September 30, 2005 the negative cash flow was largely due to the change in discontinued operations and distributions to minority interests from the sale of the eighteen self-storage facilities in April 2005.
     The Company had a negative cash flow from investing activities of $4,214,267 for the nine months ended September 30, 2006 compared to a positive cash flow of $33,448,985 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 the negative change was due to $4.2 million of expenditures to drill wells. The positive change for the nine months ended September 30, 2005 was due to the receipt of funds from the sale of the eighteen self-storage facilities in April 2005.
     The Company had a positive cash flow from financing activities of $2,975,359 for the nine months ended September 30, 2006 compared to a negative cash flow of $24,913,164 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 the positive change was largely due to receipt of proceeds from a private stock offering and borrowings from related parties. For the nine months ended September 30, 2005, the negative change was largely due to the change in discontinued operations due to the repayment of debt on the eighteen self-storage facilities that were sold.
     On February 28, 2006 the Company sold 2.0 million shares of its common stock to the Richard M. Osborne Trust (an Ohio trust of which Richard Osborne is the sole trustee) and 200,000 shares to Terence P. Coyne, a director of the Company for $0.50 per share, or $1.1 million in total. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541.
     During the months of April and May 2006, the Company sold an aggregate of 2.6 million shares of its common stock in a private placement to a total of six accredited investors. All shares were sold at a price of $0.50 a share for a total of $1.3 million.
     Additionally, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust, for which Richard M. Osborne is the sole trustee, in satisfaction of the amount of $683,460 for the outstanding balance on the revolving demand note dated January 1, 2006, various accounts payables and accounts receivables.
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
Revenues from Continuing Operations
     Total revenues from continuing operations and interest income increased $378,179, or 265.4%, to $520,682 for the three months ended September 30, 2006, from $142,503 for the three months ended September 30, 2005. Total revenues from continuing operations and interest income increased $721,757, or 177.5%, to $1,128,371 for the nine months ended September 30, 2006, from $406,614 for the nine months ended September 30, 2005. The increases are largely the result of oil and natural gas production occurring for the first time in 2006.
Expenses from Continuing Operations
     Interest expense from continuing operations decreased $3,207, or 5.5%, to $54,708 for the three months ended September 30, 2006 compared to $57,915 for the three months ended September 30, 2005. Interest expense from continuing operations decreased $2,106, or 1.3%, to $158,376 for the nine months ended September 30, 2006 compared to $160,482 for the nine months ended September 30, 2005.
     Property taxes and insurance expenses from continuing operations decreased $19,584 or 45.9%, to $23,114 for the three months ended September 30, 2006 compared to $42,698 for the three months ended September 30, 2005. Property taxes and insurance expenses from continuing operations decreased $14,962 or 13.8%, to $93,500 for the nine months ended September 30, 2006 compared to $108,462 for the nine months ended September 30, 2005. Property taxes and property insurance decreased in 2006 largely due to a reversal of a nine month accrual for real estate taxes which will be paid by a commercial tenant on a parcel of the Painesville property. This decrease in expense was offset by an increase in real estate taxes on the other parcels and an additional insurance policy that was taken out to protect the Company from liability losses relating to the oil and gas business ventures.

     Self-storage property operating expenses from continuing operations decreased $6,139 or 9.7%, to $57,395 for the three months ended September 30, 2006 compared to $63,534 for the three months ended September 30, 2005. Self-storage property operating expenses from continuing operations decreased $12,902 or 9.0%, to $131,167 for the nine months ended September 30, 2006 compared to $144,069 for the nine months ended September 30, 2005. The decrease in property operating expenses was largely due to vehicle lease expense decreasing $6,473, telephone expense decreasing $7,959 and bad debt expense decreasing by $24,436. These decreases were offset by higher salaries due to additional staffing.
     Oil and gas production costs totaled $16,075 and $41,126 for the three and nine months ended September 30, 2006. This is a new expense for the Company with the change in the business plan to oil and gas production and consists primarily of well management expenses.
     Legal and professional fees decreased $9,637 or 16.4% to $49,170 for the three months ended September 30, 2006 compared to $58,807 for the three months ended September 30, 2005. Legal and professional fees decreased $100,284 or 40.4% to $148,114 for the nine months ended September 30, 2006 compared to $248,398 for the nine months ended September 30, 2005. The decrease in legal and professional fees is largely due to additional expense in 2005 related to shareholder proxy services prior to the sale of eighteen self-storage facilities.
     General and administrative expenses from continuing operations increased $85,377, or 93.1%, to $177,046 for the three months ended September 30, 2006 compared to $91,669 for the three months ended September 30, 2005. General and administrative expenses from continuing operations decreased $167,645, or 27.4%, to $443,826 for the nine months ended September 30, 2006 compared to $611,471 for the nine months ended September 30, 2005. The increase for the quarter is largely due to a $41,187 payment for federal alternative minimum tax for 2005 paid in 2006 and increased payroll from adding staff as the Company continues to expand. The decrease for the nine months ended is largely due to bonus compensation expense approved by the board of directors upon the completion of the sale of eighteen self-storage facilities in April 2005. Also, merchant charges totaling $24,502 for all of the self-storage sites had been expensed in 2005 as continuing operations. At September 30, 2006, only two sites are included and their total is $6,228. Additionally, rent expense for the main office was reduced from $33,900 for the nine months ended September 30, 2005 to $12,000 for the nine months ended September 30, 2006. These reductions were offset in 2006 by additional accruals for professional fees, increased staffing and the $41,187 federal alternative minimum tax payment in 2006.
     Depreciation, depletion and amortization expenses from continuing operations increased $73,668, or 157.0%, to $120,598 for the three months ended September 30, 2006 compared to $46,930 for the three months ended September 30, 2005. Depreciation, depletion and amortization expenses from continuing operations increased $239,506, or 180.2%, to $372,437 for the nine months ended September 30, 2006 compared to $132,931 for the nine months ended September 30, 2005. Depreciation, depletion and amortization increased primarily due to the recording of depletion expense relating to the wells that were placed on-line during 2006. This expense is new in 2006 due to the change in the Corporation’s business plan this year.
Loss from Continuing Operations
     The Company’s loss from continuing operations decreased $90,721, or 30.3%, to a loss of $209,039 for the nine months ended September 30, 2006 from a loss of $299,760 for the nine months ended September 30, 2005. The Company’s losses decreased primarily due to increased oil and natural gas revenues as the Company continues to expand its drilling programs.

Income from Discontinued Operations
     The Company’s income from discontinued operations net of minority interest after the sale of eighteen self-storage facilities on April 5, 2005 was $2,132,405 for the nine months ended September 30, 2005.
Net Income (Loss)
     The Company had net income from operations of $22,576, for the three months ended September 30, 2006 compared to a net loss of $71,039 for the three months ended September 30, 2005. Further, the Company had a loss from operations of $209,039 for the nine months ended September 30, 2006 compared to net income of $1,832,645 for the nine months ended September 30, 2005. The Company’s losses decreased primarily due to increased oil and natural gas revenues as the Company continues to expand its drilling programs.
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
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at September 30, 2006 and December 31, 2005.
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
     In addition, on January 1, 2006, the Company had net operating loss carry-forwards (NOLS) for future years of approximately $3.2 million. These NOLS will expire at various dates through 2019. Utilization of the loss carry-forwards could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. The Company has an alternative minimum tax credit carry-forward of $41,187, which can be carried forward indefinitely. For purposes of determining deferred income taxes, the NOL is offset by timing differences of depletion, depreciation and amortization and intangible drilling costs. A valuation allowance has been recognized against the remaining net deferred income tax assets.
     Provisions for federal or state income taxes are immaterial as of September 30, 2006 and have not been recorded in the accompanying consolidated statements of operations. The Company anticipates recording a tax provision when it becomes material.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact, if any that the adoption of FIN 48 will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this Statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact SFAS No. 157 may have on its financial position, results of operations or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any that the adoption of the statement will have on its financial position or results of operation or cash flows.
Item 3. Disclosure Controls and Procedures
     As of September 30, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Further there have been no significant changes in the Company’s internal control over financial reporting that could significantly affect such controls subsequent to September 30, 2006.
Part II. Other Information
Item 1. Legal Proceedings
     There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending proceedings will have a material adverse effect on the Company’s financial condition, liquidity or results of operation.
Item 6. Exhibits

10.4*	Amendment No. 1 to Oil and Gas Operations and Sale Agreement dated as of November 14, 2006

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John D. Oil and Gas Company

By:	/s/ Richard M. Osborne	Dated: November 14, 2006
Richard M. Osborne
Chairman of the Board and Chief Executive Officer

By:	/s/ C. Jean Mihitsch	Dated: November 14, 2006
C. Jean Mihitsch
Chief Financial Officer