Form 10KSB
period 2006-12-31
JOHN D. OIL & GAS CO
filed 2007-04-02
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND	94-6542723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060

(Address of principal executive office)
Issuer’s telephone number, including area code: (440) 255-6325
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: SHARES OF COMMON STOCK
Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Issuer’s revenues for its most recent fiscal year were $1,927,676
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
On March 9, 2007, the aggregate market value was $2,753,948 computed as the average bid and asked price of $.60 per share times the total non-affiliates of 4,589,913.
The Issuer had 8,998,180 shares of common stock outstanding on March 5, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2007 are incorporated by reference into Part III of this 10-KSB.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

JOHN D. OIL AND GAS COMPANY
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I
Glossary of Terms
     As commonly used in the natural gas and oil industry and as used in this Annual Report on Form 10-KSB, the following terms have the following meanings:
Bbl. One stock tank barrel or 42 U.S. gallons liquid volume.
Development well. A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Developed acres. Acres spaced or assigned to productive wells.
Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structure feature and/or stratigraphic condition.
Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.
Mcf. One thousand cubic feet.
Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.
Oil. Crude oil, condensate and natural gas liquids.
Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.
Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional natural gas and oil expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.
Proved reserves. Proved natural gas and oil reserves are the estimated quantities of natural gas, natural gas liquids and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions.

Proved undeveloped drilling location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.
Proved undeveloped reserves or PUDs. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage from which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.
Reservoir. A porous and permeable underground formation containing a natural accumulation of produce-able natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reserves.
Standardized Measure. Standardized Measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses such as general and administrative expense, debt service and future income tax expenses or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Our Standardized Measure does not include future income tax expenses.
Successful well. A well capable of producing natural gas and/or oil in commercial quantities.
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.
Workover. Operations on a producing well to restore or increase production.

Item 1. Description of Business
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. In 1999, the Company succeeded to the business of Meridian Point Realty Trust ‘83. Meridian was a California business trust that commenced operation in 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ‘83,” changing its name in 1991.
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
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2006, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At December 31, 2006 and December 31, 2005, the minority interest asset was $0 and $391,672, respectively. Since, the Company’s losses have reduced the initial investment by the minority interest to a receivable, the Company decided to write-off the minority interest in 2006. In the Company’s opinion, it appears ulikely that the two remaining facilities will become profitable in the future.
     In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company is actively drilling oil and natural gas wells in Northeast Ohio. The Company can not guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
     The Company currently has two self-storage facilities located in Gahanna, Ohio and Painesville, Ohio. The Company has entered into an agreement for a possible sale of the Gahanna, Ohio facility. As of the time of this filing, the purchaser has requested additional time to obtain financing. The Company may, if business and time warrant, sell the Painesville facility in the future.
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
Oil and Natural Gas Overview.
     The Company has redirected its efforts to oil and natural gas exploration to increase cash flow and enhance shareholder value. At December 31, 2006, the Company had twenty one wells in production. The Company’s wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of joint interests and one non-operator working interest well which is still in process of being drilled. The wells were drilled through-out the year with revenues from natural gas volumes the highest in the last quarter.
     Oil and Natural Gas Competition. The industry is intensely competitive, and we compete with other companies that have significantly greater resources. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce natural gas and oil, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for natural gas and oil properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low natural gas and oil prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.
     Oil and Natural Gas Regulations. The oil and natural gas business is regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon natural gas and oil wells. Under these laws and regulations, industry participants could be liable for personal injuries, property damage and other damages. Failure to comply with these laws and regulations could result in the suspension or termination of operations and subject companies to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.
     Significant change in the Ohio oil and natural gas industry occurred in September 2004. House bill 278 became the effective law of Ohio, which recognizes the Ohio Division of Mineral Resources Management “DMRM” as the sole and exclusive authority to regulate the permitting, location and spacing of oil and gas wells. The result is the effective elimination of township and municipal regulation that significantly disrupted new oil and natural gas development. The change streamlines previously cumbersome permitting and regulation imposed by townships and municipalities, since a centralized agency, the DMRM now handles all permitting and enforces the laws regulating drilling and producing activities.
Self-Storage Overview.
     As of December 31, 2006, the Company owned and operated two self-storage facilities consisting of 62,185 square feet of inside rentable storage, situated in Ohio. In addition, one of the self-storage facilities has 21,085 square feet of office and retail space. The shortage of skilled operators and the scarcity of equity capital available to small operators for expansion in the current interest rate environment are just a few of the reasons the Company sold most of its self-storage facilities in 2005.
     Self-Storage Competition. The facilities compete with a variety of other self-storage companies, including national, regional and local companies. Each facility has at least two other self-storage facilities within a five mile radius. Many of the Company’s competitors are larger and have substantially greater financial resources than the Company. Local competition has the effect of keeping both occupancy and rental rates down. If competition increases, the Company could experience a decrease in its existing occupancy levels and rental rates, which could decrease the cash available for distribution. In addition, as has happened recently in markets across the country, the self-storage industry has at times experienced overbuilding in response to perceived increases in demand. Continued overbuilding might cause the Company to experience a decrease in occupancy levels, limit the Company’s ability to increase rents, and compel the Company to offer discounted rents.
     Self-Storage Environmental and Other Regulation . The Company is subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. The Company has not received any notice from any governmental authority or private party of any material environmental noncompliance, claim or liability in connection with any of the self-storage facilities. The Company is not aware of any environmental condition with respect to any of the self-storage facilities that could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
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
     The Company conducted Phase I environmental audits for each self-storage facility it acquired or constructed. None of these audits revealed any need for remediation.
     The Company’s self-storage facilities are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. The Company believes that the self-storage facilities are in substantial compliance with all such regulations.
Principal Offices.
     The Company’s principal executive offices are located at 8500 Station Street, Suite 345, Mentor, Ohio 44060 and its telephone number is 440-255-6325.

Federal Income Tax.
     The change in the Company’s business plan resulted in the loss of the Company’s REIT status in 2006. The Company’s Board of Directors determined that it was in the best interests of the Company to terminate the REIT status effective January 1, 2006. The Company after this date became a “C” Corporation for tax purposes.
Employees.
     The Company currently employs ten full-time and two part-time employees, including two on-site managers. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.
Item 1A. Risk Factors
Risks Related to Our Oil and Natural Gas Business
Our Revenues will depend on natural gas prices.
     Our revenue, profitability and cash flow depend upon the prices and demand for natural gas. The natural gas market is very volatile and a drop in prices could significantly affect our financial results and impede our growth. Developments in federal regulation pertaining to the sale, transportation and marketing of natural gas also will continue to impact future pricing and natural gas contracts.
     The price we receive for our natural gas production will be determined by the availability of favorable purchase contracts, market forces, as well as short and long-term volume commitments. Our current plan will be to analyze available markets, with consideration of both price and terms, and to enter into those arrangements we believe to be in the best interest of the Company. We believe market fluctuations can be partly stabilized by effectively combining long-term gas purchase agreements and spot market sales. We expect that we will be able to sell all natural gas produced from our wells to either utility companies, marketing affiliates of pipeline companies, natural gas marketing firms, or a variety of industrial or commercial consumers of natural gas. However, we cannot guarantee our strategy will be effective.
Natural gas markets are subject to many factors.
     The deliverability and price of natural gas are subject to supply and demand market forces as well as the effects of state and federal regulatory policies and developments. Prices for natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:
•	the domestic and foreign supply of and demand for natural gas;
•	the price and level of foreign imports;
•	the level of consumer product demand;
•	weather conditions;
•	overall domestic and global economic conditions;

•	political and economic conditions in natural gas and oil producing countries, including those in the Middle East and South America;
•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	the impact of the U.S. dollar exchange rates on natural gas and oil prices;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations and taxation;
•	the impact of energy conservation efforts;
•	the proximity and capacity of natural gas pipelines and other transportation facilities; and
•	the price and availability of alternative fuels.
     Prices received for natural gas produced in the Appalachian Basin are generally higher than national averages due to the proximity to markets in the Northeast but remain subject to the seasonal market forces. In the past, the prices of natural gas have been extremely volatile, and we expect this volatility to continue.
Locations that we decide to drill may not be productive.
     The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will be uneconomic if we drill dry holes or wells that are productive but do not produce enough to be commercially viable after drilling, operating and other costs. These wells may need to be written-down. The Company expects to conduct its drilling programs in the Appalachian Basin into sandstone formations of the Clinton group and similar formations. These formations frequently are characterized by low permeability, rapid production decline assuming unrestricted production, and other geological characteristics which may limit the profit potential of wells drilled to these target formations. Although many wells drilled to these formations are completed, it is possible for a productive well to provide an amount of revenue which is insufficient to return the costs incurred in drilling and completing the well.
Shortages of drilling rigs, equipment and crews could delay our operations and reduce our revenues.
     Higher natural gas prices generally increase the demand for drilling rigs, equipment and crews and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Shortages of, or increasing costs for, experienced drilling crews and oil field equipment and services could restrict our ability to drill the wells and conduct the operations which we currently have planned. Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues.
Actual quantities and present value of our proved reserves may prove to be lower than we have estimated.
     This report contains estimates of our proved reserves and the estimated future net revenue from our proved reserves. Determining these estimates is a complex process with estimates based upon various assumptions relating to review and decisions about engineering and geological data for each well.
Our development operations require substantial capital expenditures.
     The natural gas and oil industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of natural gas reserves. We have financed capital expenditures primarily with equity infusions from existing investors, cash flow from operations and proceeds from loans.
We face significant competition.
     The natural gas and oil industry is intensely competitive, and we compete with other companies that have significantly greater resources. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce natural gas and oil, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for natural gas and oil properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low natural gas and oil prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.
We depend on a third party to manage our business.
     We have an agreement with Great Plains Exploration, LLC (“Great Plains”) to manage our oil and natural gas operations. Great Plains is owned by Richard M. Osborne, our chairman and CEO. Great Plains assists in the drilling process, tends our wells, transports our natural gas and purchases and resells our production as well. If Great Plains fails to provide us with these services, or if the timeliness and quality of Great Plains’ services are not adequate, our business would be negatively impacted.
Our business depends on gathering and transportation facilities owned by others.
     The marketability of our natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The amount of natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity in the system. The curtailments arising from these and similar circumstances may last from a few days to several months. To the extent that the Company’s wells are shut-in, even temporarily, revenues otherwise available to the Company will be reduced accordingly.
We depend on a key customer for sales of our natural gas.
     We sell all of our natural gas production to Great Plains, which in turn sells a significant portion of our production volume to a limited number of customers. To the extent these customers reduce the volume of natural gas that they purchase from Great Plains, we might not be able to advantageously sell all of our production.
Our business is hazardous.
     Hazards such as geological unconformities, unexpected pressures and other unforeseen conditions are sometimes encountered in drilling wells. On occasion, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce funds available for drilling, resulting in the loss of properties of the Company. We may be subjected to liability for pollution and other damages or may lose a significant portion of our properties due to hazards against which we cannot insure or may not elect to insure because of prohibitive premium costs or for other reasons. Government regulations relating to environmental matters also could increase our costs of doing business or require us to cease operations in certain areas. We will require an independent drilling contractor to insure against hazards and other risks normally encountered in its business. However, there can be no assurance as to the extent and the cost of such coverage. An uninsured claim against us could reduce our capital significantly or cause us to alter or terminate our drilling program.
The oil and gas industry is highly regulated.
     Our operations are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and a bandon natural gas and oil wells. Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages. Failure to comply with these laws and regulations could result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.
Risks Related to the Self-Storage Facility Business
     These risks and uncertainties include, but are not limited to:
•	the Company’s ability to increase occupancy and rental rates at its self-storage facilities;
•	the ability to refinance the Company’s debts on its self-storage facilities as they come due, including, without limitation, the Company’s maturing long-term debt;
•	changes in local real estate conditions;
•	decreases in occupancy rates; and
•	the Company’s ability to sell these two facilities, if business and time warrant in the future.
Risks Related to the Company
We have a limited history of operating the oil and gas assets we have acquired.
     In considering whether to invest in the Company, you should consider that we commenced our oil and gas operations in January 2006 and there is only limited historical financial and operating information available on which to base your evaluation of our performance. We may fail to implement our business model and strategy successfully or revise our business model and strategy should industry conditions and the competition within the industry change.
Our management team owns a controlling interest in the Company.
     Richard M. Osborne, our chairman and CEO, and Thomas J. Smith, former president and current board member, own or control an aggregate 39.4% of our outstanding shares, 51.4% if their partnership units were converted into shares. Accordingly, management possesses a controlling vote on all matters submitted to a vote of our shareholders and has the ability to elect all members of our board of directors and to control our management and affairs. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
Our management team is subject to various conflicts of interest.
     Great Plains, a company owned by Richard M. Osborne, our chairman and CEO, manages our oil and natural gas business and purchases all of our natural gas production. In turn, Great Plains sells a portion of our natural gas to Orwell Natural Gas Company, a public utility that is also owned by Mr. Osborne. We lease our executive offices from OsAir, Inc., a company owned by Mr. Osborne. Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., which makes trucks available for short-term rental to the public at our two self-storage facilities and also provides other merchandise at these facilities. These arrangements create inherent conflicts of interest, although we believe that the terms we receive from Mr. Osborne’s companies are competitive with those we would receive from unaffiliated companies. In addition, members of our management team are participating in other oil and gas drilling enterprises or other organizations or associations formed for the development of oil and gas properties, some of which may be competitive with the Company. John D. may compete with these other companies for drill sites and customers to purchase their products, creating further conflicts of interest. Management is not restricted in the conduct of any of these additional activities. No specific method for the resolution of these or other conflicts of interest has been devised.
We may need to raise additional capital, which may not be available to us and may limit our operations or growth.
     We may need additional capital to fund the implementation of our business plan. We cannot assure you that any necessary subsequent financing will be successful. The Company’s future liquidity and capital requirements are difficult to predict as they depend upon many factors, including the success of its drilling operations and competing market developments. We may need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities. We cannot be certain that the Company will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth and operations may be impeded. In addition, if we raise additional capital by selling additional shares of common or preferred stock, your percentage ownership in the Company will be diluted.
We may not be able to refinance our maturing debt.
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
If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.
Item 2. Description of Property
Oil and Natural Gas Wells
     The Company has redirected its efforts to oil and natural gas exploration to increase cash flow and enhance shareholder value. At December 31, 2006, the Company had twenty one wells in production after drilling twenty two wells in 2006, our first year of production. The wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of joint interests. These wells are located in Northeast Ohio. The wells were drilled through-out the year with revenues from natural gas volumes the highest in the last quarter.
     The following table presents the net oil and natural gas production, net sales, average sale price and average unit costs per MCFE.

Net Production
Natural Gas (Mcf)	165,561
Oil (BBL)	1,016

Natural Gas Equivalent (Mcfe)	171,654

Net Sales Natural Gas	$1,312,457
Oil	52,040

Total Sales	$1,364,497

Average Sale Price
Natural Gas (Mcf)	$7.93
Oil (BBL)	$51.25
Natural Gas Equivalent (Mcfe)	$7.95

Average Unit Costs per Mcfe
Well operating expenses	$91,439
Average Cost/Mcfe	$0.53
     Estimated Proved Reserves. The following table presents the Company’s estimated gross proved oil and gas reserves, which are all located in the continental United States, based on reserve reports prepared by Schlumberger Data and Consulting Services:

	Natural Gas	Oil
	(MCF)	(BBLs)
Balance, January 1, 2006	—	—
Revision of previous estimates	—	—
Extensions and discoveries	1,514,200	15,800
Production	(165,600)	(1,000)

Balance, December 31, 2006	1,348,600	14,800

Proved developed reserves:
December 31, 2006	1,348,600	14,800

     Productive Wells. The following table presents the information relating to the productive wells in which we owned a working interest as of December 31, 2006. Productive wells consist of producing wells and wells capable of production. The Company’s wells are drilled to produce natural gas with oil being a by-product. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Gross	Net
Productive Wells:
Operated	21	20
Non-Operated Properties	—	—

Total	21	20

     Drilling Activity. The Company began its drilling activity in 2006, concentrating its efforts on development properties. The following table presents information relating to wells completed during 2006.

	Gross	Net
Gross wells:
Productive	21	20
Dry	1	1

Total	22	21

     Developed and Undeveloped Acreage. The following presents information relating to developed and undeveloped acreage that the Company currently has leased. Developed are those properties that are currently drilled and undeveloped acreage relates to lease acres on which wells have not been drilled or completed.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area:
Ohio	807	797	6,568	6,568
     Present Activities. As of December 31, 2006, the Company was in the process of drilling a deep well in the Rose Run formation in Painesville, Ohio. This well is 2,500 to 3,000 feet deeper than the wells the Company has previously been drilling. While the Company did seismic analysis and geological evaluations of the site before drilling, there is no guarantee that the well will be successful. The Company has a sixty eight percent working interest in this well.
     Additionally, the Company has one non-operator working interest well in the process of being drilled at December 31, 2006 with a related party.
     Leases. The rights to drill an oil and natural gas well on a parcel of property are dependant on the producer securing a land lease for the mineral rights to drill for the oil and natural gas. Typically the lease agreement will rent the rights to the minerals on the property for a specific time frame, varying from one to ten years. An executed lease with a producer gives exclusive rights for drilling on the property and another agreement cannot be signed until it has expired.
     Insurance. The Company purchased an additional commercial liability policy to cover its oil and natural gas activities. The Company’s management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on the Company’s investments at a reasonable cost and on suitable terms.
     Depreciation. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves.
Self-Storage Facilities
     As of December 31, 2006, the Company owned and operated two self-storage facilities containing an aggregate of 62,185 square feet of inside self-storage space. Additional space is available for parking vehicles outside, as well as, commercial rental space at the Painesville, Ohio site. The Company owns 100% fee interest in each of the self-storage facilities.
     The Gahanna self-storage facility was acquired in February 2004 with 30,525 of rentable square footage situated on 2.29 acres including 256 units. The occupancy rate is 88.9% and the annual rental rate is $7.03 per square foot at December 31, 2006. The Company has entered into an agreement for a possible sale of the Gahanna, Ohio facility. As of the time of this filing, the purchaser has requested additional time to obtain financing and no guarantee can be made that this sale will be completed.
     The Painesville self-storage facility was acquired in October of 2000 with 31,660 of rentable square footage situated on 3.20 acres including 364 units. The occupancy rate is 38.75% and the annual rental rate is $9.02 per square foot at December 31, 2006. In addition, Painesville has 21,085 square feet of office and retail space, with an occupancy rate of 96.7% and an annual rental rate of $10.62 per square foot at December 31, 2006. The self-storage units are inside and difficult to rent due to access being limited by using an elevator or stairs.
     Property Management. The self-storage facilities are operated under the “Liberty Self-Stor, Ltd.” trade name and have on-site managers. Managers report to the Company’s Vice President of Operations. The facilities are staffed six to nine hours per day, seven days a week, with access from 6 a.m. to 10 p.m. The facilities are located in a mix of urban and suburban locations.
     Leases. Self-storage space at each facility is leased on a monthly basis using a standard form lease agreement. Attached to each lease agreement is a lease addendum notifying lessees that they store goods at their own risk.

     Insurance. In the opinion of the Company’s management, the self-storage facilities are adequately covered by insurance. Each facility has a limit on coverage determined by management and the Company’s insurance company, and each policy carries a $1,000 deductible. The Company’s responsibility for losses extends only to the actual property owned by the Company and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. In addition, the Company maintains title insurance insuring fee title to the self-storage facilities in an aggregate amount believed to be adequate.
     Mortgages. The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with a current interest rate of 7.85%, using a 20-year amortization period. The principal amount of the loan as of December 31, 2006, was $1,473,202. A second loan with an original amount of $1,300,000 financed the Painesville facility. The loan was a personal loan by a bank to Mr. Osborne with interest only terms. Due to principal payments to Mr. Osborne, the principal amount of the loan was $0 and $591,910 as of December 31, 2006 and 2005, respectively.
     The Gahanna facility is encumbered by a mortgage in the original amount of $787,500, maturing on March 1, 2009. The loan had an initial interest rate of 4.00%, the lending bank’s prime rate. Monthly principal and interest payments are $8,020, with a current rate of 8.25% and a balloon payment at maturity estimated at $629,240. The principal amount of the loan as of December 31, 2006 was $716,907.
     Depreciation. Depreciation of fixed assets is computed using the straight-line method and is based upon useful lives of 25 years for buildings and improvements and five to seven years for personal property.
Investment Policy
     The Company was originally organized to acquire, succeed to, continue and expand the business of Meridian. The Company operated and was taxed as a REIT through December 2005. The Board of Directors, in its sole discretion, may change or modify the Company’s investment objective. In particular, with the new business plan, the Company will not be taxed as a REIT in 2006 due to entering into the business of extracting and producing oil and natural gas products. Additionally, the Company has engaged in purchasing investments in 2006, held as available for sale securities.
     Activities of the Company. Subject to Maryland law, the Company has the ability to:
•	issue senior securities;

•	borrow money;

•	make loans;

•	underwrite securities of other issuers;

•	engage in the purchase or sale of investments;

•	offer securities in exchange for property;

•	repurchase or otherwise reacquire its shares or other securities; and

•	furnish annual reports and other reports to stockholders which contain annual audited financial statements.
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

     Investment Strategy. The Company previously focused on the acquisition, expansion and development of a portfolio of self-storage facilities. After the sale of eighteen of the self-storage facilities in April 2005, the Company decided to capitalize on other investment opportunities to increase shareholder value. The Board of Directors approved redirecting the Company’s focus to the oil and natural gas business. The name was changed and the Company positioned itself for the business plan change that commenced fully in 2006. The Company plans to pay for its current and future plans with cash, debt, the issuance of debt securities, the sale of equity securities and funds from operations.
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
     The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company’s common stock for each quarter within the Company’s last two fiscal years. Because the Company’s common stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions .

	HIGH	LOW
2006
First Quarter	$1.00	$0.40
Second Quarter	0.80	0.60
Third Quarter	1.20	0.61
Fourth Quarter	0.80	0.52
2005
First Quarter	$0.63	$0.49
Second Quarter	0.65	0.35
Third Quarter	0.85	0.35
Fourth Quarter	0.85	0.60

     Record Holders. As of March 6, 2007, The Company’s shares of common stock were held of record by approximately 1,798 shareholders. This number does not include the number of persons who hold stock in nominee or “street name” accounts through brokers or banks.
     Dividends. No dividends were paid to the Company’s stockholders in 2006. However a $0.20 cash dividend was paid to shareholders of record at the close of business on April 13, 2005. Prior to 2006, the Company was required, under the REIT tax rules, to make annual distributions to stockholders of at least 90% of its taxable income. The Company did not have any taxable income in 2005 and, thus, the Company remained in compliance with this rule as of December 31, 2005.
     In accordance with the Company’s organizational documents, dividend distributions are at the discretion of the Company’s directors. In addition, under the terms of the partnership agreement of the operating partnership, the operating partnership was required to make distributions to enable the Company to comply with the REIT dividend rules, unless the Company, acting as general partner of the operating partnership, determined that such a distribution would not be in the best interests of the operating partnership. There can be no assurance when or if any additional dividends will be paid.
     Issuance of Common Stock. During 2006, the Company had several instances where stock was issued. A private placement offering in the first half of 2006 sold 4.8 million shares to private investors. The proceeds received from these private placements were used for general corporate purposes and costs associated with the Company’s oil and gas production business.
     In June 2006, the Board of Directors of the Company granted four of its outside board members 3,571 shares of common stock at $0.70 per share. The total shares awarded of 14,284 were issued as partial compensation for their board participation.
     Additionally, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust, for which Richard M. Osborne is the sole trustee, in satisfaction of the amount of $683,460 for the outstanding balance on the revolving demand note dated January 1, 2006, various accounts payables and accounts receivables. All shares were issued at a price of $0.62.
     The Company did not issue any shares of its common stock in 2005.
     Purchases of Common Stock. The Company did not purchase any shares of its common stock in 2006 or 2005.
     The information relating to the Equity Compensation Plan is incorporated herein by reference to the Registrant’s definitive Proxy Statement, relating to its 2007 Annual Meeting (“Proxy Statement”), under the caption “Equity Compensation.” The Proxy Statement will be filed with the SEC no later than April 30, 2007.
Item 6. Management’s Discussion and Analysis or Plan of Operation
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. The Company owned and operated twenty self-storage facilities until April 2005 when it sold eighteen of its self-storage facilities to U-Store-It. After the sale, on June 27, 2005, the Company changed its name from Liberty Self-Stor, Inc. to John D. Oil and Gas Company.
     Shortly thereafter, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company currently has two segments: one composed of the two remaining self-storage facilities located in Gahanna, Ohio and Painesville, Ohio and one that is actively drilling oil and natural gas wells in Northeast Ohio.
     The Company has entered into an agreement for a possible sale of the Gahanna, Ohio facility. As of the time of this filing, the purchaser has requested additional time to obtain financing. The Company may, if business and time warrant, sell the Painesville facility in the future.
     The Company can not guarantee success under the new business plan as drilling wells for oil and gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
Significant Accounting Policies
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from these estimates. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2005 to conform to the presentation as of December 31, 2006. The Company believes the following reflect the most significant accounting policies, judgments and estimates used in the preparation of its financial statements.
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
Cash and Cash Equivalents
     The Company maintains cash at various financial institutions which, at times, may exceed federally insured amounts and may significantly exceed balance sheet amounts due to outstanding checks. The company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At December 31, 2006, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
Property and Equipment
     Property and equipment acquired in connection with the Company’s acquisition of the Ohio LLC was valued based upon an appraisal performed in 1999, while assets acquired since the 1999 reorganization are valued at cost. All property and equipment is depreciated using the straight-line method over estimated useful lives of twenty five years for buildings and improvements and five to seven years for furniture and equipment.
     The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves, are capitalized. Upon sale or retirement of a proved property, the cost and accumulated depreciation and depletion and amortizations are eliminated from property accounts and the resultant gain or loss is recognized.
     Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company has not participated in exploratory drilling.
     Development costs of proved oil and gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of unproved oil and gas properties are periodically assessed for impairment.
     At December 31, 2005, two parcels of land were categorized as Asset Held for Sale totaling $204,762. This land was re-evaluated and moved back to property and equipment at December 31, 2006. It is adjacent to one of the self-storage facilities sold to U-Store-It in April 2005. At December 31, 2006, the Company had entered into an agreement for a possible sale of the Gahanna, Ohio facility, which is still pending and unknown if it will be completed.
Asset Impairment
     The Company reviews its self-storage properties and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company has recorded an impairment charge on its Painesville self-storage facility in the fourth quarter of 2006 of $733,258. Additionally in evaluating its capitalized well costs, it was determined that one well should be written off amounting to $280,262.
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and gas wells. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted to interest expense over time.
Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this gas with the related party’s gas in order to fulfill production contracts they currently have in place. The actual funds are typically received within three months due to the accounting treatment by the main distribution pipeline company in Northeast Ohio.
Comprehensive Income
     Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income” requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in shareholders’ equity from non-owner sources and, for the Company, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges and fair market value adjustments to available for sale securities, in compliance with SFAS No. 133, as amended.
Stock-Based Compensation
     The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2005, 135,000 stock options were outstanding. On April 7, 2006, 100,000 options were forfeited when the President of the Company resigned. On June 22, 2006, the former President of the Company was awarded 35,000 restricted shares with a fair value of $22,750. Compensation expense will be amortized ratably over the five year vesting period of the restricted shares and $1,894 was recorded in 2006. Consequently as of December 31, 2006, 35,000 stock options and 35,000 restricted shares were outstanding.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method, and thus the results of operations for prior periods will not be restated. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As no stock options have been granted or modified since the adoption of SFAS 123R and all outstanding options were fully vested on January 31, 2003, there is no pro forma effect on or any expense for the year ended December 31, 2005.
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
     The Company’s financial statements are based on a number of significant estimates, including reliability of receivables, selection of useful lives for property and equipment and timing and costs associated with its retirement obligations. Estimated oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties.
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
Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments are determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and notes payable. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at December 31, 2006.
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
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and gas operations. The Company believes that short-term cash flow needs will be met by selling stock in private placements and borrowing from related parties. One private placement offering occurred earlier in 2006 with additional offerings possible to secure more funds to meet cash flow needs. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.
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
     Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Richard M. Osborne, the Company’s Chairman and CEO. On September 29, 2006, the Company and Mr. Osborne entered into an unsecured loan agreement with Charter One Bank for a one year line of credit in the amount of five million dollars. This agreement was subsequently modified in February 2007 to $7.5 million including Mr. Osborne’s guarantee and a security agreement for substantially all of the Company’s assets. While Mr. Osborne currently personally guarantees substantially all of the Company’s debt, he is under no legal obligation, requirement or agreement to guarantee any refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.
     The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.
     The Company’s current assets from continuing operations increased $103,101, or 8.9%, to $1,256,823 at December 31, 2006 from $1,153,722 at December 31, 2005 while property and equipment, net increased $4,459,453. Current assets changed largely due to purchasing available for sale securities and re-classing the Gahanna self-storage facility to held for sale. Property and equipment changed largely due to the investment of cash resources into development drilling projects.
     The Company’s current maturities of long-term debt from continuing operations increased $12,464, or 11.0%, to $125,307 at December 31, 2006, from $112,843 at December 31, 2005. The increase is the result of scheduled principal payments.
     The Company had a positive cash flow from operating activities of $431,872 for the year ended December 31, 2006 compared to a negative cash flow of $7,289,141 for the year ended December 31, 2005. For the year ended December 31, 2006 the positive cash flow was largely due to an increase in payables, the write-off of the minority interest and asset impairments and the non cash charges to income of depreciation, depletion and amortization offset by an increase in natural gas and oil receivables. For the year ended December 31, 2005 the negative cash flow was largely due to the change in discontinued operations and distributions to minority interests from the sale of the eighteen self-storage facilities in April 2005.
     The Company had a negative cash flow from investing activities of $6,567,704 for the year ended December 31, 2006 compared to a positive cash flow of $33,420,261 for the year ended December 31, 2005. For the year ended December 31, 2006 the negative change was due to $6.1 million of expenditures to drill wells. The positive change for the year ended December 31, 2005 was due to the receipt of funds from the sale of the eighteen self-storage facilities in April 2005.
     The Company had a positive cash flow from financing activities of $5,281,111 for the year ended December 31, 2006 compared to a negative cash flow of $25,649,425 for the year ended December 31, 2005. For the year ended December 31, 2006 the positive change was largely due to receipt of proceeds from a private stock offering and financing from a bank. For the year ended December 31, 2005, the negative change was largely due to the change in discontinued operations due to the repayment of debt on the eighteen self-storage facilities that were sold.
     On February 28, 2006 the Company sold 2.0 million shares of its common stock to the Richard M. Osborne Trust (an Ohio trust of which Richard Osborne is the sole trustee) and 200,000 shares to Terence P. Coyne, a director of the Company, for $0.50 per share, or $1.1 million in total. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541.
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
     The following table sets forth the maturity dates and the total of the Company’s long-term debt and line of credit as of December 31, 2006, as well as future commitments under the Company’s office space lease. The Company has no other long-term obligations or commitments.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	Total

Long-Term Debt	$125,307	$2,064,802	$2,190,109

Line of Credit	3,085,000		3,085,000

Operating Lease*	16,200	20,250	36,450

Total Contractual Cash Obligations	$3,226,507	$2,085,052	$5,311,559

*	The operating lease for office space was renegotiated on April 1, 2006 with a three year term ending March 2009, at a rental of $1,350 per month, which is reflected in the above table.
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

Revenues from Continuing Operations
     Total revenues from continuing operations and interest income increased $1,377,974, or 250.7%, to $1,927,676 for the year ended December 31, 2006, from $549,702 for the year ended December 31, 2005. The increases are largely the result of oil and natural gas production occurring for the first time in 2006.
Expenses from Continuing Operations
     Interest expense from continuing operations increased $33,721, or 15.1%, to $256,684 for the year ended December 31, 2006 compared to $222,963 for the year ended December 31, 2005. Interest expense increased largely due to the line of credit obtained to finance the oil and natural gas operations.
     Property taxes and insurance expenses from continuing operations increased $1,239 or 0.8%, to $148,534 for the year ended December 31, 2006 compared to $147,295 for the year ended December 31, 2005. Property taxes and property insurance increased in 2006 largely due to a re-evaluation of the taxes on the Painesville self-storage property offset partially by real estate taxes which will be paid by a commercial tenant on a parcel of the Painesville property and an additional insurance policy that was taken out to protect the Company from liability losses relating to the oil and gas business ventures.
     Self-storage property operating expenses from continuing operations decreased $36,067 or 17.4%, to $171,600 for the year ended December 31, 2006 compared to $207,667 for the year ended December 31, 2005. The decrease in property operating expenses was largely due to vehicle lease expense decreasing $6,473, telephone expense decreasing $11,297 and bad debt expense decreasing by $24,898.
     Oil and gas production costs totaled $91,439 for the year ended December 31, 2006. This is a new expense for the Company with the change in the business plan to oil and gas production and consists primarily of well management and water hauling expenses.
     Legal and professional fees decreased $15,992 or 6.5% to $228,253 for the year ended December 31, 2006 compared to $244,245 for the year ended December 31, 2005. The decrease in legal and professional fees is largely due to additional expense in 2005 related to shareholder proxy services prior to the sale of eighteen self-storage facilities.
     General and administrative expenses from continuing operations decreased $92,957, or 13.3%, to $603,369 for the year ended December 31, 2006 compared to $696,326 for the year ended December 31, 2005. The decrease in general and administrative expenses is largely due to decreased rent expense, lower merchant charges and bonuses paid in 2005, offset by increased payroll from adding staff as the Company continues to expand. The bonus compensation expense in April 2005 was approved by the board of directors upon the completion of the sale of eighteen self-storage facilities. Merchant charges totaling $27,199 for all of the self-storage sites had been expensed in 2005 as continuing operations. At December 31, 2006, only two sites are included and their total is $8,441. Additionally, rent expense for the main office was reduced from $37,800 for the year ended December 31, 2005 to $16,700 for the year ended December 31, 2006.
     Impairment and dry well costs totaled $1,013,520 for the year ended December 31, 2006. The Company decided to write the Painesville self-storage facility down to its perceived fair market value. Additionally, a well that had been drilled at the beginning of the year was written off due to lack of production.
     Depreciation, depletion and amortization expenses from continuing operations increased $764,267, or 427.0%, to $943,256 for the year ended December 31, 2006 compared to $178,989 for the year ended December 31, 2005. Depreciation, depletion and amortization increased primarily due to the recording of depletion expense relating to the wells that were placed on-line during 2006. This expense is new in 2006 due to the change in the Corporation’s business plan this year.

Loss from Continuing Operations
The Company’s loss from continuing operations increased $1,617,503, or 469.7%, to a loss of $1,961,838 for the year ended December 31, 2006 from a loss of $344,335 for the year ended December 31, 2005. The Company’s losses increased primarily due to write-off of minority interest, impairment and changes in depreciation, depletion and amortization expense.
Income from Discontinued Operations
     The Company’s income from discontinued operations net of minority interest after the sale of eighteen self-storage facilities on April 5, 2005 was $2,132,696 for the year ended December 31, 2005.
Net Income (Loss)
     The Company had a net loss from operations of $1,961,838, for the year ended December 31, 2006 compared to net income of $1,788,361 for the year ended December 31, 2005. The Company’s losses in 2006 were primarily due to an impairment expense of $733,258 on the Painesville self-storage facility, writing-off a dry well for $280,262, impairment expense totaling $733,258 and $722,204 of depletion expense for the year. The net income in 2005 was largely due to the sale of the eighteen self-storage facilities.
Interest Rate Risk
     Interest rate risk is the risk that interest rates will increase, which will cause the Company’s interest expense on its variable rate loans to increase.
     All of the Company’s debt, totaling $5.3 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $53,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at December 31, 2006 and 2005, respectively.
Forward-Looking Statements
     Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond our control, may include statements about our:
•	business strategy;
•	financial strategy;
•	drilling locations;
•	natural gas and oil reserves;
•	realized natural gas and oil prices;
•	production volumes;
•	lease operating expenses, general and administrative expenses and finding and development costs;

•	future operating results; and
•	plans, objectives, expectations and intentions.
     All of these types of statements, other than statements of historical fact, included in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of these terms or other comparable terminology.
     The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe these estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Income Taxes
     Prior to 2006, the Company elected to be taxed as a REIT pursuant to Section 856 (c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company’s taxable income. Since the change in the Company’s business plan would result in the loss of the Company’s REIT status in 2006, the Company elected to cease its REIT status in January 2006.
     At December 31, 2006 and 2005, the Company had net operating loss carry forwards (NOLS) for future years of approximately $8.0 million and $3.2 million, respectively. These NOLS will expire at various dates through 2026. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.
     The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.
Recently Issued Accounting Pronouncements
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of this statement has materially affected its financial position or results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans.” SFAS No. 158 is an amendment of FASB statements No. 87, 88, 106, and 132(R). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company does not have such plans and therefore the adoption of SFAS No. 158 did not affect our financial position or results of operation or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact SFAS No. 159 may have on its financial position, results of operations or cash flows.
Item 7. Financial Statements
     The Company’s Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are filed as part of this report.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On April 4, 2006, Grant Thornton LLP notified John D. Oil and Gas Company that it had declined to stand for re-appointment as the Company’s independent accountants. Grant Thornton declined to stand for re-appointment as a result of the June 2005 change in the business plan of the Company that permitted the Company to enter into the oil and natural gas exploration business. There were no disagreements with Grant Thornton relating to this change in auditors.
     On April 4, 2006, the Company engaged Hausser + Taylor LLC as its independent accountants for the fiscal year ended December 31, 2006.

Item 8A. Controls and Procedures
     As of December 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.
Item 8B. Other Information
     None.
PART III
Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16 (a) of the Exchange Act
     The information required by this Item 9 is incorporated herein by reference to the Registrant’s definitive Proxy Statement, relating to its 2007 Annual Meeting (“Proxy Statement”), under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” The Proxy Statement will be filed with the SEC no later than April 30, 2007.
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
Item 13. Exhibits

NO.	DESCRIPTION
(In accordance with Item 601 of Regulation S-B)

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust ‘83, the Company and Liberty Self-Stor Limited Partnership (Exhibits A and B

Exhibit No.	Description
to the Agreement and Plan of Merger are Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.1	Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.2	Articles of Amendment of Articles of Incorporation of the Company dated June 27, 2005(Filed as Exhibit 3.1 to Registrant’s Form 8-K dated July 1, 2005 and incorporated herein by reference.)

3.3	Bylaws of the Company (Filed as Exhibit 3.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

4.1	Registration Rights Agreement between the Company and the Richard M. Osborne Trust dated February 28, 2006 (Filed as Exhibit 4.1 to Registrant’s Form 8-K dated February 24, 2006 and incorporated herein by reference.)

9.1	Voting Trust Agreement between the Company, Richard M. Osborne and Gregory J. Osborne dated February 16, 2006 (Filed as Exhibit 7.1 to Registrant’s Form SC 13D/A dated April 11, 2006 and incorporated herein by reference.)

10.1	1999 Stock Option and Award Plan of the Company (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.2	Lease between OsAir, Inc. and the Company(Filed as Exhibit 10.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of LSS I Limited Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.4	Cost Sharing Agreement, by and between Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd. dated December 28, 1999 (Filed as Exhibit 10.7 to Registrant’s Form 10-KSB, dated March 15, 2000 and incorporated herein by reference.)

10.5	Contract among Acquiport/Amsdell I Limited Partnership and/or its nominee, Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd dated September 7, 2004 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 10, 2004 and incorporated herein by reference)

10.6	Amended and Restated First Amendment to Agreement of Limited Partnership of LSS I Limited Partnership dated March 29, 2006 (Filed as Exhibit 10.9 to Registrant’s form 10-KSB, dated March 31, 2006 and incorporated herein by reference)

10.7	Stock Subscription Agreement between the Company and the Richard M. Osborne Trust dated February 28, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated March 2, 2006 and incorporated herein by reference.)

10.8	Stock Subscription Agreement between the Company and Terence P. Coyne dated February 28, 2006 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated March 2, 2006 and incorporated herein by reference.)

Exhibit No.	Description
10.9	Letter agreement between the Company and Great Plains Exploration, LLC relating to the transfer of oil and gas wells dated as of January 1, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

10.10	Oil and Gas Operations and Sale Agreement between the Company and Great Plains Exploration, LLC dated as of January 1, 2006 (Filed as Exhibit 10.2 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

10.11	Amendment No 1 to Oil and Gas Operations and Sale Agreement between the Company and Great Plains Exploration, LLC dated as of November 14, 2006 (Filed as Exhibit 10.4 to Registrant’s Form 10-QSB dated September 30, 2006 and incorporated by reference.)

10.12	Revolving Demand Note of the Company payable to the Richard M. Osborne Trust dated as of January 1, 2006 (Filed as Exhibit 10.3 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

10.13	Purchase and Sale Agreement between the Company and Buckeye Storage of Gahanna LLC dated as of October 5, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 12, 2006 and incorporated herein by reference.)

10.14	Loan Agreement between the Company, Richard M. Osborne and Charter One Bank, N.A. dated as of September 28, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.15	Revolving Term Note of Company in favor of Charter One Bank, N.A., dated as of September 28, 2006 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated October 3, 2006 and incorporated herein by reference.)

10.16	Modification Agreement between the Company, Richard M. Osborne and Charter One Bank, N.A., effective as of February 20, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated February 26, 2007 and incorporated herein by reference.)

10.17	Security Agreement between theCompany, Richard M. Osborne and Charter One Bank, N.A., effective as of February 20, 2007 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated February 26, 2007 and incorporated herein by reference.)

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

Dated: April 2, 2007	JOHN D. OIL AND GAS COMPANY

By: /s/ Richard M. Osborne
Richard M. Osborne Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard M. Osborne Richard M. Osborne	Dated: April 2, 2007
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ C. Jean Mihitsch C. Jean Mihitsch	Dated: April 2, 2007
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Steven A. Calabrese Steven A. Calabrese	Dated: April 2, 2007
Director

/s/ Terence P. Coyne Terence P. Coyne	Dated: April 2, 2007
Director

/s/ Richard T. Flenner Jr. Richard T. Flenner	Dated: April 2, 2007
Director

/s/ Mark D. Grossi Mark D Grossi	Dated: April 2, 2007
Director

/s/ Marc C. Krantz	Dated: April 2, 2007
Marc C. Krantz
Secretary and Director

/s/ Gregory J. Osborne Gregory J. Osborne	Dated: April 2, 2007
President and Director

/s/ James R. Smail James R. Smail Director	Dated: April 2, 2007

/s/ Thomas J. Smith Thomas J. Smith	Dated: April 2, 2007
Director

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
John D. Oil and Gas Company
We have audited the accompanying consolidated balance sheet of John D. Oil and Gas Company (a Maryland corporation) and Subsidiary as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John D. Oil and Gas Company and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Hausser + Taylor LLC
Cleveland, Ohio
April 2, 2007

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
John D. Oil and Gas Company
We have audited the accompanying consolidated balance sheet of John D. Oil and Gas Company (a Maryland corporation) and Subsidiary as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John D. Oil and Gas Company and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Cleveland, Ohio
March 14, 2006

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$23,892	$878,613
Accounts Receivable	18,080	1,324
Accounts Receivable from related parties	745,302	59,632
Available for Sale Securities	438,422	—
Assets Held for Sale	—	204,762
Other Current Assets	31,127	9,391

Total Current Assets	1,256,823	1,153,722

Property and Equipment, Net	8,239,080	3,779,627

Minority Interest Receivable	—	391,672

Other Assets	47,577	35,011

TOTAL ASSETS	$9,543,480	$5,360,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$3,085,000	$—
Current maturities of long-term debt	125,307	112,843
Note Payable to related party	—	591,910
Accounts Payable	947,084	375,280
Accounts Payable to related parties	7,595	16,422
Accrued expenses	326,677	280,194

Total Current Liabilities	4,491,663	1,376,649

Long term debt, net of current maturities	2,064,802	2,178,484

Asset Retirement Obligation	90,324	—

Other long-term liabilities	—	8,129

Commitments and contingencies	—	—

Shareholders’ equity:
Serial preferred stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 8,998,180 and 3,081,541 shares issued and outstanding, respectively	9,000	3,082
Paid-in capital	28,854,586	25,798,779
Accumulated Deficit	(25,966,929)	(24,005,091)
Accumulated other comprehensive income	34	—

Total Shareholders’ Equity	2,896,691	1,796,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,543,480	$5,360,032

The accompanying notes to consolidated financial statements are an integral part of these statements .

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income
For The Years Ended December 31, 2006 and 2005

	2006	2005
Revenues
Oil and Gas Sales	$1,364,497	$—
Self-Storage operation revenues	561,238	521,876
Interest and other	1,941	27,826

Total revenues	1,927,676	549,702

Operating expenses
Interest	256,684	222,963
Property taxes and insurance	148,534	147,295
Self-Storage property operating expense	171,600	207,667
Oil and Gas production costs	91,439	—
Legal and professional fees	228,253	244,245
General and administrative	603,369	696,326
Impairments	1,013,520	—
Depreciation, depletion and amortization	943,256	178,989

Total Operating expenses	3,456,655	1,697,485

Loss from continuing operations before income taxes and minority interest	(1,528,979)	(1,147,783)
Provision for income taxes — current	41,187	—
Minority interest	391,672	(803,448)

Loss from continuing operations	(1,961,838)	(344,335)
Income from discontinued operations, net of minority interest of $192,340	—	82,431
Gain on sale of assets from discontinued operations, net of minority interest of $4,783,955	—	2,050,265

Income from discontinued operations	—	2,132,696

Net Income (Loss)	$(1,961,838)	$1,788,361

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of minority interest of $($111,619)	—	(47,838)
Change in fair value of available for sale securities	34	—

Comprehensive Income (Loss)	$(1,961,804)	$1,740,523

Weighted Average Basic Shares Outstanding	7,285,434	3,082,255

Weighted Average Diluted Shares Outstanding	7,285,434	3,087,890

Loss per common share from continuing operations — basic and diluted	$(0.27)	$(0.11)
Earnings per common share from discontinued operations — basic and diluted	—	0.69

(Loss) earnings per common share – basic and diluted	$(0.27)	$0.58

     The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2006 and 2005

				Accumulated
				Other
				Comprehensive
	Common Stock	Paid-in Capital	Accumulated Deficit	Income (Loss)	Total

Balance at December 31, 2004	$3,083	$25,799,229	$(25,176,918)	$47,838	$673,232
Redemption of Common Stock	(1)	(450)			(451)
Cash Dividends of $0.20 per share			(616,534)		(616,534)
Net Income			1,788,361		1,788,361

Change in fair value of cash flow hedges				(47,838)	(47,838)

Balance at December 31, 2005	$3,082	$25,798,779	$(24,005,091)	$—	$1,796,770

Common Stock issued in Private Placement, net of offering costs	4,800	2,361,570	—	—	2,366,370
Common Stock issued for Director Compensation	14	9,986			10,000
Restricted Common Stock Award	2	1,892			1,894
Common Stock issued in exchange for debt	1,102	682,359			683,461
Net Loss			(1,961,838)		(1,961,838)

Change in fair market value of available for sale securities				34	34

Balance at December 31, 2006	$9,000	$28,854,586	$(25,966,929)	$34	$2,896,691

     The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,961,838)	$1,788,361
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	943,256	178,989
Gain on sale of furniture and fixtures	(4,079)	—
Minority interest	391,672	(803,448)
Impairments	1,013,520	—
Common Stock issued as Compensation	11,894	—
Distributions to minority interest	—	(6,014,305)
Changes in operating assets and liabilities:
Accounts receivable	(764,558)	211,724
Other current assets	(21,736)	(6,529)
Other assets	(16,660)	5,001
Accounts payable	789,771	(164,678)
Accrued expenses	51,748	(195,336)
Other liabilities	(1,118)	(4,432)
Change in Discontinued Operations, as revised	—	(2,284,488)

Net cash provided by (used in) operating activities	431,872	(7,289,141)

Cash flows from investing activities:
Purchases of property and equipment	(22,969)	(56,012)
Expenditures for oil and gas wells	(6,106,347)	—
Purchases of securities	(438,388)	—
Change in Discontinued Operations, as revised	—	33,476,273

Net cash (used in) provided by investing activities	(6,567,704)	33,420,261

Cash flows from financing activities:
Net Proceeds from common stock private placement	2,366,370	—
Dividends paid to shareholders	—	(616,534)
Distributions to dissenting shareholders	—	(451)
Principal payments on long term debt	(101,218)	(130,923)
Principal payments to related party	(819,041)	(708,090)
Borrowings from related party	750,000	—
Net Borrowings on line of credit	3,085,000	—
Change in Discontinued Operations, as revised	—	(24,193,427)

Net cash provided by (used in) financing activities	5,281,111	(25,649,425)

Net (decrease) increase in cash	(854,721)	481,695
Cash, beginning of period	878,613	396,918

Cash, end of period	$23,892	$878,613

     The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005
1. Summary of Significant Accounting Policies
General
     John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. In 1999, the Company succeeded to the business of Meridian Point Realty Trust ‘83. Meridian was a California business trust that commenced operation in 1983. Meridian was originally known as “Sierra Real Estate Equity Trust ’83,” changing its name in 1991.
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
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2006, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. At December 31, 2006 and December 31, 2005, the minority interest asset was $0 and $391,672, respectively. Since, the Company’s losses have reduced the initial investment by the minority interest to a receivable, the Company decided to write-off the minority interest in 2006. In the Company's opinion, it appears unlikely that the two remaining facilities will become profitable in the future.
     In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company is actively drilling oil and natural gas wells in Northeast Ohio. The Company can not guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
     The Company currently has two self-storage facilities located in Gahanna, Ohio and Painesville, Ohio. The Company has entered into an agreement for a possible sale of the Gahanna, Ohio facility. As of the time of this filing, the purchaser has requested additional time to obtain financing. The Company may, if business and time warrant, sell the Painesville facility in the future.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
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
Cash and Cash Equivalents
     The Company maintains cash at various financial institutions which, at times, may exceed federally insured amounts and may significantly exceed balance sheet amounts due to outstanding checks. The company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At December 31, 2006, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
Property and Equipment
     Property and equipment acquired in connection with the Company’s acquisition of the Ohio LLC was valued based upon an appraisal performed in 1999, while assets acquired since the 1999 reorganization are valued at cost. All property and equipment is depreciated using the straight-line method over estimated useful lives of twenty five years for buildings and improvements and five to seven years for furniture and equipment.
     The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves, are capitalized. Upon sale or retirement of a proved property, the cost and accumulated depreciation and depletion and amortizations are eliminated from property accounts and the resultant gain or loss is recognized.
     Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company has not participated in exploratory drilling.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
     Development costs of proved oil and gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of unproved oil and gas properties are periodically assessed for impairment.
     At December 31, 2005, two parcels of land were categorized as Asset Held for Sale totaling $204,762. This land was re-evaluated and moved back to property and equipment at December 31, 2006. It is adjacent to one of the self-storage facilities sold to U-Store-It in April 2005. At December 31, 2006, the Company had entered into an agreement for a possible sale of the Gahanna, Ohio facility, which is still pending and unknown if it will be completed.
Asset Impairment
     The Company reviews its self-storage properties and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company has recorded an impairment charge on its Painesville self-storage facility in the fourth quarter of 2006 of $733,258. Additionally in evaluating its capitalized well costs, it was determined that one well should be written off amounting to $280,262.
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and gas wells. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted to interest expense over time.
     The following table presents the Company’s current asset retirement obligation activity in 2006.

Asset retirement obligations, beginning of the year	$—
Liabilities incurred during the year	85,069
Liabilities settled during the year	—
Accretion expense	5,255

Asset retirement obligations, end of the year	$90,324

Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $214,084 and $216,480 for the years ended December 31, 2006 and 2005, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending December 31 are as follows:

2007	$207,880
2008	163,380
2009	157,980
2010	108,720
2011	36,443

$674,403

     The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this gas with the related party’s gas in order to fulfill production contracts they currently have in place. The actual funds are typically received within three months due to the accounting treatment by the main distribution pipeline company in Northeast Ohio.
Comprehensive Income
     Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income” requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in shareholders’ equity from non-owner sources and, for the Company, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges and fair market value adjustments to available for sale securities, in compliance with SFAS No. 133, as amended.
Stock-Based Compensation
     The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2005, 135,000 stock options were outstanding. On April 7, 2006, 100,000 options were forfeited when the President of the Company resigned. On June 22, 2006, the former President of the Company was awarded 35,000 restricted shares with a fair value of $22,750. Compensation expense will be amortized ratably over the five year vesting period of the restricted shares and $1,894 was recorded in 2006. Consequently as of December 31, 2006, 35,000 stock options and 35,000 restricted shares were outstanding.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method, and thus the results of operations for prior periods will not be restated. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As no stock options have been granted or modified since the

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
adoption of SFAS 123R and all outstanding options were fully vested on January 31, 2003, there is no pro forma effect on or any expense for the year ended December 31, 2005.
     The following table presents the stock options outstanding at December 31:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Outstanding at beginning of year	135,000	$0.56	135,000	$0.56
Granted	—		—
Exercised	—		—
Forfeited	100,000	0.56	—

Outstanding at end of year	35,000	$0.56	135,000	$0.56

Options available for grant	265,000		165,000
Exercisable at end of year	35,000	$0.56	135,000	$0.56

Income Taxes
     Prior to 2006, the Company elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). The REIT provisions of the Code generally allow a REIT to deduct dividends paid to stockholders in computing the Company’s taxable income. Since the change in the Company’s business plan would result in the loss of the Company’s REIT status in 2006, the Company elected to cease its REIT status in January 2006.
     In establishing a provision for income taxes, the Company must estimate about when in the future certain items will affect taxable income. Deferred taxes are recorded for future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.
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
     The Company’s financial statements are based on a number of significant estimates, including reliability of receivables, selection of useful lives for property and equipment and timing and costs associated with its retirement obligations. Estimated oil and gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties.
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
For The Years Ended December 31, 2006 and 2005 — (Continued)
Cash-flow Statement
     At December 31, 2005, the Company separately disclosed the operating, investing and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.
Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments are determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and notes payable. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at December 31, 2006.
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

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of this statement has materially affected its financial position or results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans.” SFAS No. 158 is an amendment of FASB statements No. 87, 88, 106, and 132(R). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company does not have such plans and therefore the adoption of SFAS No. 158 did not affect our financial position or results of operation or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact SFAS No. 159 may have on its financial position, results of operations or cash flows.
2. Stockholder’s Equity
     On February 28, 2006, the Company sold 2.2 million shares of its common stock in a private placement offering. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541. In April and May, the Company sold an additional 2.6 million shares to private investors. The proceeds received from these private placements were used primarily for general corporate purposes and costs associated with the Company’s oil and gas production business.
     On June 13, 2006, the Board of Directors of the Company granted four of its outside board members 3,571 shares of common stock at $0.70 per share. The total shares awarded of 14,284 were issued as partial compensation for their board participation.
     Additionally, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust (“the Trust”), for which Richard M. Osborne is the sole trustee. The issuance was in satisfaction of the amount of $683,460 for the net outstanding balance on a revolving demand note dated January 1, 2006, various accounts payable and accounts receivable due to and from the Trust. All shares were issued at a price of $0.62.
3. Property and Equipment
     Property and equipment consists of the following at December 31:

	2006	2005
Oil and Gas Properties:
Proved Properties	$5,328,224	$—
Unproved Properties	582,920	—
Accumulated Depletion	(722,204)	—

Total Oil and Gas Properties	5,188,940	—

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)

	2006	2005
Other Property and Equipment:
Land	685,926	481,164
Building and Improvements	3,203,608	3,935,928
Furniture and Equipment	218,182	224,054
Accumulated Depreciation	(1,057,576)	(861,519)

Total Other Property and Equipment, Net	3,050,140	3,779,627

Property and Equipment, Net	$8,239,080	$3,779,627

     During 2006, the Company engaged in an aggressive drilling program, ending the year with twenty two wells drilled. One of the wells was written off as a dry hole in the fourth quarter. The drilling program was spread over the whole year with eight wells being drilled in the last quarter of the year.
4. Available for Sale Securities
     The Company, with Board approval, decided in October 2006 to invest in the stock of a NASDAQ Small Cap listed public oil and gas company. The book value at December 31, 2006 was $438,422. The stock is shown on the books as available for sale with the mark up to fair market value included in comprehensive income.
5. Discontinued Operations
     The Company’s results of operations have been restated to reclassify the net earnings of its eighteen self-storage facilities sold as discontinued operations for all periods presented. The following table summarizes income from discontinued operations for the year ended December 31, 2005:

December 31, 2005
Revenues
Revenues from real estate operations	$1,270,645

Operating expenses
Interest expense	348,762
Property taxes and insurance	172,064
Property operating expense	354,401
Legal and professional fees	5,387
General and administrative	32,602
Depreciation and amortization	82,658

Total expenses	995,874

Income from discontinued operations before minority interest and gain on sale of eighteen sites, net of minority interest	274,771
Minority interest	(192,340)

Income before gain on sale, net	82,431

Gain on sale of eighteen sites, net of minority interest of $4,783,955	2,050,265

Income from discontinued operations	$2,132,696

6. Line of Credit and Long-Term Debt
     On September 28, 2006, the Company entered into an unsecured loan agreement between the Company, Richard M. Osborne, the Company’s Chief Executive Officer and Chairman of the Board and Charter One Bank. Richard M. Osborne and the Company are co-borrowers on this line of credit. The loan agreement is a one year line of credit and provides for up to five million dollars in total borrowings with interest at a rate of 1.75% over LIBOR

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
adjusted monthly. At December 31, 2006, the Company had drawn $3,085,000 and Richard M. Osborne had drawn $1,500,000 of the available balance on the line of credit. The average balance for the three months that the loan was drawn on was $3.4 million and the weighted average interest rate was 7.07%.
     Subsequently on February 20, 2007, the Company entered into a Modification Agreement between the Company, Richard M. Osborne and Charter One Bank. The Modification Agreement increased the available line of credit from $5.0 million to $7.5 million until May 21, 2007, at which time the available amount will revert back to $5.0 million. In order to increase the line of credit, the Company granted Charter One Bank a security interest in and lien on substantially all of the Company’s assets.
     Long-term debt consists of the following:

			Current
Site	Interest Rate	Maturity	Interest	Outstanding Balances
Reference	Index	Date	Rate	December 31, 2006	December 31, 2005

Gahanna	Prime	3-01-09	8.25%	$716,907	$734,932
Painesville	30 day LIBOR plus 2.50%	3-30-09	7.85%	1,473,202	1,556,395

		Long-Term Debt Total		2,190,109	2,291,327

		Less current maturities		125,307	112,843

	Long-Term debt, net of current maturities			$2,064,802	$2,178,484

     Future maturities of debt based on stated maturities, exclusive of the line of credit, for each of the succeeding annual periods ending December 31 and thereafter are as follows:

2007	$125,307
2008	135,671
2009	1,929,131

$2,190,109

     The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with a current interest rate of 7.85%, using a 20-year amortization period. The principal amount of the loan as of December 31, 2006, was $1,473,202.
     The Gahanna facility is encumbered by a mortgage in the original amount of $787,500, maturing on March 1, 2009. The loan had an initial interest rate of 4.00%, the lending bank’s prime rate. Monthly principal and interest payments are $8,020, with a current interest rate of 8.25% and a balloon payment at maturity estimated at $629,240. The principal amount of the loan as of December 31, 2006 was $716,907.
     For the years ended December 31, 2006 and 2005 respectively, the Company paid $248,930 and $222,963 in interest on its debt instruments.
7. Notes Payable to Related Party
     The Company had an unsecured revolving demand note payable to the Richard M. Osborne Trust in the amount of $591,910 at December 31, 2005. Richard M. Osborne, the Company’s Chairman and Chief Executive Officer, is the sole trustee of the trust. The terms of the note included payments of interest only at the prime rate. The note was classified as a current liability since the principal

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
was due upon demand. On June 30, 2006, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust in satisfaction of the balance of $683,460. This amount included the outstanding balance on the revolving demand note, various accounts payable and accounts receivable. All shares were issued at a price of $0.62 per share for payment in full of the revolving demand note.
     The Company was advanced $750,000, under the terms of a revolving demand note dated January 1, 2006 and filed as exhibit 10.3 in the Form 10-QSB for the first quarter of 2006, from Richard M. Osborne during the third quarter of 2006. Interest is payable at the prime rate per annum with principal being due on demand. The loan was unsecured and was repaid on October 10, 2006. The revolving demand note does not include an expiration date.
     Interest expense on related party notes payable was $29,818 and $81,737 for the years ended December 31, 2006 and 2005, respectively.
8. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the years ended December 31, 2006 and 2005 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
     The stock options and restricted stock awards for the year ended December 31, 2006 were anti-dilutive and had no effect on diluted earnings per share. The Company also has Class A Limited Partnership interests whose exchange factor was 1 to 1 and changed to .1377148 per share in 2005. This change in the computation was anti-dilutive and had no effect on diluted earnings per share for the year ended December 31, 2006.
     The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the years ended December 31, 2006 and 2005.

	For the Years
	Ended December 31,
	2006	2005
Weighted average number of common shares outstanding used in basic earnings per common share calculation
	7,285,434	3,082,255
Dilutive effect of stock options	—	5,635
Dilutive effect of Class A Limited Partnership interests	—	—

Weighted average number of common shares outstanding adjusted for effect of dilutive options and Class A convertible stock used in diluted EPS calculation	7,285,434	3,087,890

Loss from continuing operations	$(1,961,838)	$(344,335)
Income from discontinued operations	—	$2,132,696
Net (Loss) income	$(1,961,838)	$1,788,361
Basic and Diluted:
Loss per common share from continuing operations	($0.27)	($0.11)
Earnings per common share from discontinued operations	—	$0.69
(Loss) Earnings per common share, net	($0.27)	$0.58
     Although the Company paid no cash distributions to its stockholders during 2006, it paid a cash dividend of $0.20 per share in April 2005 to stockholders of record at the close of business on April 13, 2005 after the sale of the eighteen self-storage facilities was completed.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
9. Income Taxes
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before minority interest) after the Company ceased its REIT status is as follows:

	2006
	Amount	%
Provision(benefit) based on the federal statutory rate	$(520,000)	(34.0%)
Increase in valuation allowance	561,100	36.7%

	$41,100	2.7%

     The following table represents the Company’s significant deferred tax assets and liabilities at December 31, 2006:

Deferred tax assets
Net operating loss carry forwards	$2,649,000
AMT credit	41,100

Total deferred tax assets	2,690,100
Deferred tax liabilities
Oil and gas properties, principally due to differences in depreciation, depletion and amortization	(1,593,000)

Net deferred tax assets	1,097,100
Valuation allowance	(1,097,100)

Net deferred tax assets	$—

     At December 31, 2006, the Company had net operating loss carry forwards (NOLS) for future years of approximately $8.0 million. These NOLS will expire at various dates through 2026. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.
     The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized. In 2006, the Company began operating in the oil and natural gas business, which is subject to many risks. The Company also expects to continue generating tax losses in the next few years due to timing differences.
10. Other Related Party Transactions
     Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of December 31, 2006 and

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
December 31, 2005, the Company owed Liberty Self-Stor II, Ltd. $7,595 and $16,422, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.
     Interest expense on related party notes payable was $29,818 and $81,737 for the years ended December 31, 2006 and 2005, respectively.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. The lease was negotiated on July 1, 2005 with a five-year term for $1,300 per month. A new lease was negotiated on April 1, 2006 with a three-year term for $1,350 per month. As of December 31, 2006 and 2005, rent expense totaling $16,050 and $37,800, respectively, related to this lease is included in general and administrative expenses.
     The Company had $59,950 at December 31, 2006 and $59,632 at December 31, 2005 included in accounts receivable from related parties. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. Some of these amounts relate to administrative and accounting services rendered by the Company on behalf of those other entities, while some relate to cost sharing in well joint ventures.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC (“Great Plains”) for well operations and sale of gas and oil production to third parties. Great Plains is wholly owned by Mr. Osborne. For the year ended December 31, 2006 net revenue derived by the Company from Great Plains for the sale of oil and natural gas amounted to $1,364,497. Expenses for well management and water hauling for the year ended December 31, 2006 charged by Great Plains to the Company totaled $64,995. The Company paid Great Plains $203,013 and $780,432 for transportation costs per the operating agreement and capitalized costs to restore well areas, respectively. The Company also had $685,352 included in accounts receivable due from Great Plains at December 31, 2006 for oil and natural gas sales.
     The Company entered into a non-operator operating agreement with J.R. Smail, Inc., a corporation owned by a member of the Company’s Board of Directors. The agreement is for fifty percent of a dry-hole non-operator agreement. At December 31, 2006, the amount invested in the joint venture by John D. Oil and Gas Company totaled $109,136 and was included in property and equipment.
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

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
     The Company’s operations are classified into two principal industry segments. The following table presents the twelve months ended December 31, 2006.

	Oil and Gas	Self-Storage
Twelve Months ended December 31, 2006	Production	Facilities	Total
Revenues from external customers	$1,364,497	$561,238	$1,925,735
Interest revenue	1,658	283	1,941

	1,366,155	561,521	1,927,676

Depreciation, depletion and amortization	750,851	192,405	943,256
Property Operating Costs	91,439	171,600	263,039
Other Operating expenses	775,081	205,075	980,156
Impairment and dry well costs	280,262	733,258	1,013,520
Interest expense	81,759	174,925	256,684

	1,979,392	1,477,263	3,456,655

Net (Loss) before minority interest	(613,237)	(915,742)	(1,528,979)
Provision for income taxes — current	41,187	—	41,187
Minority Interest	—	391,672	391,672

Net (Loss)	$(654,424)	$(1,307,414)	$(1,961,838)

Property and Equipment additions	$6,106,347	$22,969	$6,129,316

Total Assets	$6,530,616	$3,012,864	$9,543,480

At December 31, 2005, the Company was engaged in only the self-storage business.
12. Commitments and Contingencies
Environmental Matters
     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.
Oil and Gas Contracts
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of gas and oil production to third parties. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier. The original contract was amended November 14, 2006 and filed as exhibit 10.4 to the 10-QSB for September 30, 2006. The Amendment No. 1 to the Oil and Gas Operations and Sale Agreement modified the original terms to create less cumbersome paperwork in tracking cost sharing between the companies.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
13. Supplemental Disclosures About Oil and Natural Gas Producing Activities — Unaudited
Estimated Proved Reserves
     Users of this information should be aware that the process of estimating quantities of “proved” crude oil and natural gas reserves is very complex. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company, such as additional development activity, evolving production history and reassessment of the viability of production under varying prices and other economic conditions. As a result, revision to existing estimates may occur.
     The following table presents the Company’s estimated gross proved oil and gas reserves, which are all located in the continental United States, based on reserve reports prepared by Schlumberger Data and Consulting Services:

	Natural Gas	Oil
	(MCF)	(BBLs)
Balance, January 1, 2006	—	—
Revision of previous estimates	—	—
Extensions and discoveries	1,514,200	15,800
Production	(165,600)	(1,000)

Balance, December 31, 2006	1,348,600	14,800

Proved developed reserves:
December 31, 2006	1,348,600	14,800

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31, 2006
Proved oil and gas properties	$5,328,224
Unproved oil and gas properties	582,920

Total	5,911,144
Accumulated depreciation, depletion and amortization	(722,204)

Net capitalized costs	$5,188,940

Costs Incurred in Oil and Gas Producing Activities

December 31, 2006
Property acquisition costs	$14,177
Development costs	$5,896,967

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2006 and 2005 — (Continued)
Standardized Measure of Discounted Future Net Cash Flows at December 31, 2006 (In thousands of dollars)

Future cash inflows from sales of oil and gas	$10,100
Future production and development costs	(3,902)
Future asset retirement obligations	(90)
Future income tax expense	(2,000)

Future net cash flows	4,108
Future net cash flows 10% annual discount for estimated timing of cash flows	(1,301)

Standardized measure of discounted future net cash flows	$2,807

     Income tax expense was calculated using the federal statutory tax rate.
     As this is the first year for the Company’s oil and gas activities, the changes in the Company’s change in standardized measure of discounted cash flow are the same as reported above.