Form 10QSB
period 2007-03-31
JOHN D. OIL & GAS CO
filed 2007-05-15
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND	94-6542723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060
(Address of principal executive office)
Issuer’s telephone number, including area code: (440) 255-6325
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
The Issuer had 8,998,180 shares of common stock outstanding on May 11, 2007.
Transitional Small Business Disclosure Format. Yes ☐   No ☑

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	17
Item 3.	Disclosure Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 6.	Exhibits	22

Certifications		24
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$183,413	$23,892
Accounts Receivable	17,784	18,080
Accounts Receivable from Related Parties	834,882	745,302
Available for Sale Securities	435,007	438,422
Other Current Assets	5,819	31,127

Total Current Assets	1,476,905	1,256,823

Property and Equipment, Net	8,663,302	8,239,080

Other Assets	33,142	47,577

TOTAL ASSETS	$10,173,349	$9,543,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$4,500,000	$3,085,000
Current Maturities of Long Term Debt	128,265	125,307
Accounts Payable	267,856	947,084
Accounts Payable to Related Parties	23,786	7,595
Accrued Expenses	267,364	326,677

Total Current Liabilities	5,187,271	4,491,663

Long Term Debt, Net of Current Maturities	2,031,394	2,064,802

Asset Retirement Obligation	98,098	90,324

Commitments and Contingencies	—	—

Shareholders’ Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 8,998,180 and 8,998,180 shares issued and outstanding, respectively	8,998	8,998
Paid-in Capital	28,855,725	28,854,588
Accumulated Deficit	(26,004,756)	(25,966,929)
Accumulated Other Comprehensive (Loss) Income	(3,381)	34

Total Shareholders’ Equity	2,856,586	2,896,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,173,349	$9,543,480

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenues
Oil and Natural Gas Sales	$684,053	$81,094
Self-Storage Operation Revenues	138,733	137,746
Interest and Other	6	1,733

Total Revenues	822,792	220,573

Operating Expenses
Interest	119,470	50,336
Property Taxes and Insurance	39,679	31,073
Self-Storage Property Operating Expense	44,563	41,354
Oil and Natural Gas Production Costs	77,021	7,942
Legal and Professional Fees	27,014	52,460
General and Administrative	176,798	102,088
Depreciation, Depletion and Amortization	376,074	139,301

Total Operating Expenses	860,619	424,554

Loss from Continuing Operations Before Minority Interest	(37,827)	(203,981)
Minority Interest	—	(127,093)

Loss from Continuing Operations	(37,827)	(76,888)

Net Loss	$(37,827)	$(76,888)

Other Comprehensive Loss
Change in Fair Value of Available for Sale Securities	(3,415)	—

Comprehensive Loss	$(41,242)	$(76,888)

Weighted Average Basic Shares Outstanding	8,998,180	3,863,763

Loss per Common Share — Basic and Diluted	$(0.00)	$(0.02)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Three Months Ended March 31, 2007

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2006 (Audited)	$8,998	$28,854,588	$(25,966,929)	$34	$2,896,691

Restricted Common Stock Award		1,137			1,137

Net Loss			(37,827)		(37,827)

Change in Fair Market Value of Available for Sale Securities				(3,415)	(3,415)

Balance at March 31, 2007 (Unaudited)	$8,998	$28,855,725	$(26,004,756)	$(3,381)	$2,856,586

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(37,827)	$(76,888)
Adjustments to Reconcile Net Loss to Net Cash (Used In ) Provided By Operating Activities
Depreciation, Depletion and Amortization	376,074	139,301
Gain on Sale of Property and Equipment	—	(4,051)
Minority Interest	—	(127,093)
Common Stock Issued as Compensation	1,137	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(89,284)	(110,282)
Other Current Assets	25,308	(4,821)
Other Assets	14,435	(102)
Accounts Payable	(663,037)	412,991
Accrued Expenses	(55,120)	1,293
Other Liabilities	—	(1,118)

Net Cash (Used In) Provided By Operating Activities	(428,314)	229,230

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(9,933)	(4,917)
Expenditures for Oil and Natural Gas Wells	(786,782)	(2,004,279)

Net Cash Used In Investing Activities	(796,715)	(2,009,196)

Cash Flows from Financing Activities:
Proceeds from Line of Credit	1,415,000	—
Proceeds from Common Stock Private Placement	—	1,100,000
Principal Payments on Long Term Debt	(30,450)	(26,600)
Principal Payments to Related Party	—	(75,898)

Net Cash Provided By Financing Activities	1,384,550	997,502

Net Increase (Decrease) in Cash	159,521	(782,464)
Cash, Beginning of Period	23,892	878,613

Cash, End of Period	$183,413	$96,149

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
     In 1999, the stockholders elected trustees and approved certain proposals including, but not limited to, approval of the reincorporation of Meridian into the Company, a perpetual-life REIT, and the formation of an operating partnership, LSS I Limited Partnership (“LSS”), a Delaware limited partnership, with the members of Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne (“Mr. Osborne”), Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.
          Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At March 31, 2007, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated two self-storage facilities. Because the Company’s losses had reduced the initial investment by the minority interest to a receivable, the Company decided to write-off the minority interest in 2006 as it was deemed not to be collectible.
     In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company is actively drilling oil and natural gas wells in Northeast Ohio. The Company cannot guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
     The Company currently has two self-storage facilities located in Gahanna, Ohio and Painesville, Ohio. The Company has entered into an agreement for a possible sale of the Gahanna, Ohio facility. As of the time of this filing, the purchaser has requested additional time to obtain financing. The Company may, if business and time warrant, sell the Painesville facility in the future.
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Interim results of operations are not necessarily indicative of the results to be expected for the remainder of the year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the March 31, 2007 presentation.
Principles of Consolidation
     Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method. All significant inter-company transactions and balances have been eliminated.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At March 31, 2007 and December 31, 2006, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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
     The Company uses the successful efforts method of accounting for oil and natural gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves, are capitalized. Upon sale or retirement of a proved property, the cost and accumulated depreciation and depletion and amortizations are eliminated from property accounts and the resultant gain or loss is recognized.
     Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company has some limited participation in exploratory drilling.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of unproved oil and natural gas properties are periodically assessed for impairment.
     At March 31, 2007, a possible sale of the Gahanna, Ohio facility was pending. It is unknown if the sale will be completed since several extensions to the contract have been granted to the purchaser.
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
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted to interest expense over time.
     The following table presents the Company’s current asset retirement obligation activity for the three months ended March 31, 2007.

Asset Retirement Obligations, Beginning of the Period	$90,324
Liabilities Incurred During the Period	3,581
Liabilities Settled During the Period	—
Accretion Expense	4,193

Asset Retirement Obligations, End of the Period	$98,098

Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $48,924 and $54,528 for the three months ended March 31, 2007 and 2006, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending March 31 are as follows:

2008	$200,380
2009	190,380
2010	182,280
2011	79,164
2012	26,504

$678,708

     The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production contracts they currently have in place. The actual funds are typically received within three months due to the accounting treatment by the main distribution pipeline company in Northeast Ohio.
Comprehensive Income
     Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income” requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in shareholders’ equity from non-owner sources and, for the Company, includes fair market value adjustments to available for sale securities, in compliance with SFAS No. 133, as amended.
Stock-Based Compensation
     The 1999 Stock Option Plan (the“ Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. For the three months ended March 31, 2007 and 2006, 35,000 and 135,000 stock options were outstanding, respectively. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 and compensation expense to be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares at March 31, 2007 was $1,137.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method, and thus the results of operations for prior periods will not be restated. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As no stock options have been granted or modified since the adoption of SFAS 123R and all outstanding options were fully vested on January 31, 2003, there is no pro forma effect on or any expense for the current periods presented.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
Income Taxes
     Prior to 2006, the Company elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c)(1) of the Internal Revenue Code of 1986, as amended. The change in the Company’s business plan resulted in the loss of the Company’s REIT status in 2006. The Company’s Board of Directors determined it was in the best interest of the Company to terminate the REIT status effective January 1, 2006. The Company after that date became a “C” Corporation for tax purposes.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN No. 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material effect on the Company’s financial statements. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense.
     The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.
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
     The Company’s financial statements are based on a number of significant estimates, including reliability of receivables, selection of useful lives for property and equipment and timing and costs associated with its retirement obligations. Estimated oil and natural gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties.
     The Company’s oil and natural gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to continue to be volatile. Proved reserves are based on current oil and natural gas prices and estimated reserves, which is considered a significant estimate by the Company, and is subject to change.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
Fair Value of Financial Instruments
     The fair-value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at March 31, 2007 and December 31, 2006.
Recently Issued Accounting Pronouncements
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
2. Property and Equipment
     Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$5,928,287	$5,328,224
Unproved Properties	773,220	582,920
Accumulated Depletion	(1,052,063)	(722,204)

Total Oil and Natural Gas Properties	5,649,444	5,188,940
Other Property and Equipment:
Land	685,926	685,926
Building and Improvements	3,204,346	3,203,608
Furniture and Equipment	227,377	218,182
Accumulated Depreciation	(1,103,791)	(1,057,576)

Total Other Property and Equipment	3,013,858	3,050,140

Property and Equipment, Net	$8,663,302	$8,239,080

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
3. Available for Sale Securities
     The Company, with Board approval, decided in October 2006 to invest in the stock of a Nasdaq Small Cap listed public oil and natural gas company. The book value at March 31, 2007 was $435,007 and at December 31, 2006 was $438,422. The stock is shown on the books as available for sale with a fair value adjustment of $3,415 recorded to comprehensive loss for the three months ended March 31, 2007.
4. Line of Credit and Long-Term Debt
     On September 28, 2006, the Company entered into an unsecured loan agreement with Mr. Osborne and Charter One Bank. The Company and Mr. Osborne are co-borrowers on a one year line of credit which provides for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly. At December 31, 2006, the Company had drawn $3,085,000 and Mr. Osborne had drawn $1,500,000 of the available balance on the line of credit. Subsequently on February 20, 2007, the Company entered into a Modification Agreement between the Company, Mr. Osborne and Charter One Bank. The Modification Agreement increased the available line of credit from $5.0 million to $7.5 million until May 21, 2007, at which time the available amount will revert back to $5.0 million. In order to increase the line of credit, the Company granted Charter One Bank a security interest in and lien on substantially all of the Company’s assets. At March 31, 2007, the Company had drawn $4,500,000 and Mr. Osborne had drawn $3,000,000 of the available balance on the line of credit.
Long-term debt consists of the following:

			Current	Outstanding Balances
Site	Interest Rate	Maturity	Interest	March 31, 2007	December 31, 2006
Reference	Index	Date	Rate	(Unaudited)	(Audited)

Gahanna	Prime	3-01-09	8.25%	$707,574	$716,907
Painesville	30 day LIBOR plus 2.50%	3-30-09	7.82%	1,452,085	1,473,202

		Long-Term Debt Total		2,159,659	2,190,109

		Less Current Maturities		128,265	125,307

	Long-Term Debt, Net of Current Maturities			$2,031,394	$2,064,802

     Future maturities of debt based on stated maturities, exclusive of the line of credit, for each of the succeeding annual periods ending March 31 and thereafter are as follows:

2008	$128,265
2009	2,031,394

$2,159,659

     The Gahanna facility is encumbered by a mortgage in the original amount of $787,500, maturing on March 1, 2009. Monthly principal and interest payments are $8,020, with a current interest rate of 8.25% and a balloon payment at maturity estimated at $629,244.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with a current interest rate of 7.82%, using a 20-year amortization period.
     For the three months ended March 31, 2007 and 2006 respectively, the Company paid $111,754 and $50,336 in interest on its debt instruments.
5. Notes Payable to Related Party
     The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable at the prime rate per annum with principal being due on demand. The revolving demand note does not include an expiration date. There were no outstanding balances at March 31, 2007 and December 31, 2006, respectively.
     Interest expense on related party notes payable, included in total interest on debt instruments was $0 and $9,520 for the three months ended March 31, 2007 and 2006, respectively.
6. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the three months ended March 31, 2007 and 2006 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
     The Company has stock options, restricted stock awards and Class A Limited Partnership interests with an exchange factor of 1 to .1377148 of a share for each unit. They were anti-dilutive and had no effect on diluted earnings per share for the three months ended March 31, 2007 and 2006.
     The Company paid no cash distributions to its shareholders for the three months ended March 31, 2007 and 2006.
7. Income Taxes
     The Company had no income tax expense for the three months ended March 31, 2007 and 2006, respectively.
     At March 31, 2007 and December 31, 2006, the Company had net operating loss carry forwards (NOLS) for future years of approximately $8.0 million. These NOLS will expire at various dates through 2026. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.
     The Company has provided a valuation allowance at March 31, 2007 equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized. In 2006, the Company began operating in the oil and natural gas business, which is subject to many risks. The Company also expects to continue generating tax losses in the next few years due to timing differences.
8. Other Related Party Transactions
     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public,

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
including tenants of the Company’s self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of March 31, 2007 and December 31, 2006, the Company owed Liberty Self-Stor II, Ltd. $23,786 and $7,595, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.
     Interest expense on related party notes payable, included in total interest on debt instruments was $0 and $9,520 for the three months ended March 31, 2007 and 2006, respectively.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. The lease was negotiated on July 1, 2005 with a five-year term for $1,300 per month. A new lease was negotiated on April 1, 2006 with a three-year term for $1,350 per month. As of March 31, 2007 and 2006, rent expense was $4,050 and $3,900, respectively, related to this lease is included in general and administrative expenses.
     The Company had $157,971 at March 31, 2007 and $59,950 at December 31, 2006 included in accounts receivable from related parties in the accompanying consolidated balance sheets. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. The amounts are mostly relating to cost sharing in well joint ventures.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC (“Great Plains”) for well operations and sale of natural gas and oil production to third parties. Great Plains is wholly owned by Mr. Osborne. Net revenue derived by the Company from Great Plains for the sale of oil and natural gas was to $671,093 and $81,094 for the three months ended March 31, 2007 and 2006, respectively. Expenses for well management and water hauling charged by Great Plains to the Company was to $46,780 and $5,400 for the three months ended March 31, 2007 and 2006, respectively. The Company paid Great Plains $98,426 and $12,216 for pipeline transportation costs and $23,000 and $207,316 for capitalized costs to manage the drilling in well areas per the operating agreement, respectively. The Company also had $676,911 and $685,352 included in accounts receivable from related parties that is due from Great Plains at March 31, 2007 and 2006 for oil and natural gas sales, respectively.
     The Company entered into a non-operator operating agreement with J.R. Smail, Inc., a corporation owned by James R. Smail, a director. The agreement is for fifty percent of a dry-hole non-operator agreement. The amount invested in the joint venture by the Company totaled $109,136 and was included in property and equipment at March 31, 2007 and December 31, 2006, respectively.
     Marc C. Krantz, a director and secretary of the Company, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.
9. Financial Information Relating to Industry Segments
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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     The Company’s operations are classified into two principal industry segments. The following tables present the three months ended March 31, 2007 and 2006, respectively.

	Oil and
	Natural Gas	Self-Storage
Three Months ended March 31, 2007	Production	Facilities	Total
Revenues from External Customers	$684,053	$138,733	$822,786
Interest Revenue	6	—	6

	684,059	138,733	822,792

Depreciation, Depletion and Amortization	335,207	40,867	376,074
Property Operating Costs	77,021	44,563	121,584
Other Operating Expenses	183,346	60,145	243,491
Interest Expense	75,000	44,470	119,470

	670,574	190,045	860,619

Net Loss	$13,485	$(51,312)	$(37,827)

Property and Equipment Additions	$794,159	$2,556	$796,715

Total Assets	$7,218,693	$2,954,656	$10,173,349

	Oil and
	Natural Gas	Self-Storage
Three Months ended March 31, 2006	Production	Facilities	Total
Revenues from External Customers	$81,094	$137,746	$218,840
Interest Revenue	1,450	283	1,733

	82,544	138,029	220,573

Depreciation, Depletion and Amortization	72,738	66,563	139,301
Property Operating Costs	7,942	41,354	49,296
Other Operating Expenses	157,430	28,191	185,621
Interest Expense	9,520	40,816	50,336

	247,630	176,924	424,554

Net Loss Before Minority Interest	(165,086)	(38,895)	(203,981)
Minority Interest	—	(127,093)	(127,093)

Net Loss	$(165,086)	$88,198	$(76,888)

Property and Equipment Additions	$2,009,196	$—	$2,009,196

Total Assets	$2,693,790	$3,993,011	$6,686,801

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
10. Commitments and Contingencies
Environmental Matters
     The oil and natural gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.
Oil and Natural Gas Contracts
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC, a related party, for well operations and sale of oil and natural gas production to third parties. The original term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier. The original contract was amended November 14, 2006 and filed as exhibit 10.4 to the Form 10-QSB for the nine months ended September 30, 2006. The Amendment No. 1 to the Oil and Gas Operations and Sale Agreement modified the original terms to create less cumbersome paperwork in tracking cost sharing between the companies.
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
     Shortly thereafter, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company currently has two segments: one composed of the two remaining self-storage facilities located in Gahanna and Painesville, Ohio and one that is actively drilling oil and natural gas wells in Northeast Ohio.
     At March 31, 2007, a possible sale of the Gahanna, Ohio facility was pending. It is unknown if the sale will be completed since several extensions to the contract have been granted to the purchaser. The Company may, if business and time warrant, sell the Painesville facility in the future.
     The Company cannot guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
Critical Accounting Policies
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, Note 1 of the “Notes to Combined and Consolidated Financial Statements” and Note 1 to the “Notes to Combined and Consolidated Financial Statements” included in this report.
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and natural gas operations. The Company believes that short-term cash flow needs will be met by selling stock in private placements and borrowing from related parties. One private placement offering occurred earlier in 2006 with additional offerings possible to secure more funds to meet cash flow needs. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.
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
     Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Mr. Osborne, the Company’s Chairman and CEO. On September 29, 2006, the Company and Mr. Osborne entered into an unsecured loan agreement with Charter One Bank for a one year line of credit in the amount of five million dollars. This agreement was subsequently modified in February 2007 to increase the loan to $7.5 million including Mr. Osborne’s guarantee and a security agreement for substantially all of the Company’s assets. While Mr. Osborne currently personally guarantees substantially all of the Company’s debt, he is under no legal obligation, requirement or agreement to guarantee any refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.
     The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.
     The Company’s current assets from continuing operations increased $220,082, or 17.5%, to $1,476,905 at March 31, 2007 from $1,256,823 at December 31, 2006 while property and equipment, net increased $424,222. Current assets changed largely due to additional cash and an increase in receivables from related parties for natural gas production and joint venture well expenses. Property and equipment changed largely due to the investment of cash resources into development drilling projects.
     The Company’s current maturities of long-term debt from continuing operations increased $2,958, or 2.4%, to $128,265 at March 31, 2007, from $125,307 at December 31, 2006. The increase is the result of scheduled principal payments.
     The Company had a negative cash flow from operating activities of $428,314 for the three months ended March 31, 2007 compared to a positive cash flow of $229,230 for the three months ended March 31, 2006. For the three months ended March 31, 2007 the negative cash flow was largely due to the payment of payables. For the three months ended March 31, 2006 the positive cash flow was largely due to the increase in outstanding payables.
     The Company had a negative cash flow from investing activities of $796,715 for the three months ended March 31, 2007 compared to a negative cash flow of $2,009,196 for the three months ended March 31, 2006. Both of the decreases were largely due to expenditures for drilling new oil and natural gas wells.
     The Company had a positive cash flow from financing activities of $1,384,550 for the three months ended March 31, 2007 compared to a positive cash flow of $997,502 for the three months ended March 31, 2006. For the three months ended March 31, 2007 the positive change was largely due to additional borrowings on the line of credit. For the three months ended March 31, 2006 the positive change was largely due to the receipt of proceeds from a private stock offering.
     On February 28, 2006 the Company sold 2.0 million shares of its common stock to the Mr. Osborne Trust (an Ohio trust of which Mr. Osborne is the sole trustee) and 200,000 shares to Terence P. Coyne, a director of the Company, for $0.50 per share, or $1.1 million in total. These issuances increased the shares of the Company’s common stock outstanding 71.4% from 3,081,541 to 5,281,541.
Material Changes in Results of Operations
Revenues from Continuing Operations
     Total revenues from continuing operations and interest income increased $602,219, or 273.0%, to $822,792 for the three months ended March 31, 2007, from $220,573 for the three months ended March 31, 2006. The increases are largely the result of the Company’s drilling program. At March 31, 2007, twenty one wells were producing. At March 31, 2006, six wells were beginning production.
Expenses from Continuing Operations
     Interest expense from continuing operations increased $69,134, or 137.3%, to $119,470 for the three months ended March 31, 2007 compared to $50,336 for the three months ended March 31, 2006. Interest expense increased largely due to borrowing on the line of credit obtained to finance the oil and natural gas operations.
     Property taxes and insurance expenses from continuing operations increased $8,606 or 27.7%, to $39,679 for the three months ended March 31, 2007 compared to $31,073 for the three months ended March 31, 2006. Property taxes and property insurance increased in 2007 largely due to a re-evaluation of the taxes on the Painesville self-storage property.
     Self-storage property operating expenses from continuing operations increased $3,209 or 7.8%, to $44,563 for the three months ended March 31, 2007 compared to $41,354 for the three months ended March 31, 2006. The increase in property operating expenses was spread over a variety of categories.
     Oil and natural gas production costs from continuing operations increased $69,079, to $77,021 for the three months ended March 31, 2007 compared to $7,942 for the three months ended March 31, 2006. The first quarter of 2007 had three times as many wells as the first quarter of 2006 and therefore more expenses. These expenses consist primarily of well management, water hauling and service rig expenses.
     Legal and professional fees decreased $25,446 or 48.5% to $27,014 for the three months ended March 31, 2007 compared to $52,460 for the three months ended March 31, 2006. The legal and professional fees in 2006 were higher primarily due to the change in audit firms and the legal expenses associated with the private placement offering.

     General and administrative expenses from continuing operations increased $74,710, or 73.2%, to $176,798 for the three months ended March 31, 2007 compared to $102,088 for the three months ended March 31, 2006. The increase is partially due to higher payroll from increased staff levels and normal annual raises, fees paid to the Board of Directors and increased travel expenses, as we promote our Company and increase our involvement in the oil and natural gas industry.
     Depreciation, depletion and amortization expenses from continuing operations increased $236,773, or 170.0%, to $376,074 for the three months ended March 31, 2007 compared to $139,301 for the three months ended March 31, 2006. Depreciation, depletion and amortization increased primarily due to more capitalized well assets being on the books in 2007 than 2006, when the Company began its drilling program.
Loss from Continuing Operations
     The Company’s loss from continuing operations decreased $166,154, or 81.5%, to a loss of $37,827 for the three months ended March 31, 2007 from a loss of $203,981 for the three months ended March 31, 2006. The Company’s losses decreased primarily due to additional revenue from more wells on line the first quarter of this year than in the previous year offset by increases in depreciation, depletion and amortization expense.
Net Loss
     The Company had a net loss from operations of $37,827, for the three months ended March 31, 2007 compared to a net loss of $76,888 for the three months ended March 31, 2006. The Company’s losses in 2006 included a reduction in expense by allocating part of the net loss to a minority interest asset. The Company ceased this practice in 2006 and wrote-off the asset as it was deemed not to be collectible.
Interest Rate Risk
     Interest rate risk is the risk that interest rates will increase, which will cause the Company’s interest expense on its variable rate loans to increase.
     All of the Company’s debt, totaling $6.7 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $67,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at March 31, 2007 and December 31, 2006, respectively.
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
     The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe these estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section of our 10-KSB for the year ended December 31, 2006 and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN No. 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no change to the liability for unrecognized tax benefits. Any tax penalties or interest expense will be recognized in income tax expense.
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
Item 3. Disclosure Controls and Procedures
     As of March 31, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Further, there were no significant changes in internal control during the quarter ended March 31, 2007 that are judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: May 11, 2007
Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: May 11, 2007
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)