Form 10QSB
period 2007-06-30
JOHN D. OIL & GAS CO
filed 2007-08-14
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND	94-6542723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060
(Address of principal executive office)
Issuer’s telephone number, including area code: (440) 255-6325
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Issuer had 8,998,180 shares of common stock outstanding on August 10, 2007.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,096,606	$23,892
Accounts Receivable	36,214	17,334
Accounts Receivable from Related Parties	899,309	745,302
Available for Sale Securities	—	438,422
Assets Related to Discontinued Operations, Net	—	950,891
Other Current Assets	15,061	31,127

Total Current Assets	2,047,190	2,206,968

Property and Equipment, Net	9,812,012	7,304,278

Other Assets	14,970	32,234

TOTAL ASSETS	$11,874,172	$9,543,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$5,700,000	$3,085,000
Current Maturities of Long Term Debt	90,636	86,780
Accounts Payable	1,210,092	947,084
Accounts Payable to Related Parties	22,725	7,595
Liabilities Related to Discontinued Operations, Net	—	755,345
Accrued Expenses	222,963	288,239

Total Current Liabilities	7,246,416	5,170,043

Long Term Debt, Net of Current Maturities	1,340,504	1,386,422

Asset Retirement Obligation	105,866	90,324

Commitments and Contingencies	—	—

Shareholders’ Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 8,998,180 shares issued and outstanding	8,998	8,998
Paid-in Capital	28,856,862	28,854,588
Accumulated Deficit	(25,684,474)	(25,966,929)
Accumulated Other Comprehensive Income	—	34

Total Shareholders’ Equity	3,181,386	2,896,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,874,172	$9,543,480

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Oil and Natural Gas Sales	$632,451	$248,652	$1,316,504	$329,746
Self-Storage Operation Revenues	84,911	86,164	175,749	171,553
Interest and Other	41,603	186	41,609	1,919

Total Revenues	758,965	335,002	1,533,862	503,218

Operating Expenses
Interest	125,226	38,748	229,971	75,484
Property Taxes and Insurance	36,760	23,884	68,069	47,768
Self-Storage Property Operating Expense	25,267	22,461	50,588	47,105
Oil and Natural Gas Production Costs	67,051	17,109	144,072	25,051
Legal and Professional Fees	65,784	46,484	92,798	98,944
General and Administrative	197,202	166,644	374,000	268,732
Depreciation, Depletion and Amortization	214,129	102,109	580,402	230,981

Total Operating Expenses	731,419	417,439	1,539,900	794,065

Income (Loss) from Continuing Operations Before Minority Interest	27,546	(82,437)	(6,038)	(290,847)
Minority Interest	—	75,957	—	(51,136)

Income (Loss) From Continuing Operations	27,546	(158,394)	(6,038)	(239,711)
Income (Loss) From Discontinued Operations	(1,851)	3,667	(6,094)	8,096
Gain on Sale of Discontinued Operations	294,587	—	294,587	—

Income From Discontinued Operations	292,736	3,667	288,493	8,096

Net Income (Loss)	$320,282	$(154,727)	$282,455	$(231,615)

Other Comprehensive Income (Loss)
Change in Fair Value of Available for Sale Securities	—	—	(34)	—

Comprehensive Income (Loss)	$320,282	$(154,727)	$282,421	$(231,615)

Weighted Average Basic Shares Outstanding	8,998,180	7,206,370	8,998,180	5,544,300

Weighted Average Diluted Shares Outstanding	10,014,090	7,206,370	10,018,671	5,544,300

Income (Loss) Per Common Share From Continuing
Operations – Basic and Diluted	$0.00	$(0.02)	$0.00	$(0.04)

Income Per Common Share From Discontinued Operations – Basic and Diluted	0.03	—	0.03	—

Income (Loss) per Common Share — Basic and Diluted	$0.03	$(0.02)	$0.03	$(0.04)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Six Months Ended June 30, 2007

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2006 (Audited)	$8,998	$28,854,588	$(25,966,929)	$34	$2,896,691

Restricted Common Stock Award		2,274			2,274

Net Income			282,455		282,455
Change in Fair Market Value of Available for Sale Securities				(34)	(34)

Balance at June 30, 2007 (Unaudited)	$8,998	$28,856,862	$(25,684,474)	$—	$3,181,386

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$282,455	$(231,615)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities
Depreciation, Depletion and Amortization	580,402	230,981
Gain on Sale of Securities	(36,260)	—
Loss (Gain) on Sale of Property and Equipment	1,749	(4,051)
Minority Interest	—	(51,136)
Distributions to Minority Interest	—	10,000
Common Stock Issued as Compensation	2,274	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(172,887)	(215,658)
Other Current Assets	16,066	(3,374)
Other Assets	17,264	(134)
Accounts Payable	278,138	507,621
Accrued Expenses	(56,890)	(84,995)
Other Liabilities	—	(1,118)
Change in Discontinued Operations, Net	(316,936)	12,275

Net Cash Provided By Operating Activities	595,375	168,796

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(28,757)	(18,482)
Proceeds from Sale of Securities	474,648	—
Proceeds from Sale of Equipment	16,500	—
Expenditures for Oil and Natural Gas Wells	(3,070,472)	(3,170,640)
Change in Discontinued Operations, Net	1,229,389	—

Net Cash Used In Investing Activities	(1,378,692)	(3,189,122)

Cash Flows from Financing Activities:
Proceeds from Line of Credit, Net	2,615,000	—
Proceeds from Common Stock Private Placement	—	2,366,370
Principal Payments on Long Term Debt	(42,062)	(43,228)
Principal Payments to Related Party	—	(69,041)
Change in Discontinued Operations, Net	(716,907)	(6,973)

Net Cash Provided By Financing Activities	1,856,031	2,247,128

Net Increase (Decrease) in Cash	1,072,714	(773,198)
Cash, Beginning of Period	23,892	878,613

Cash, End of Period	$1,096,606	$105,415

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
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At June 30, 2007, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated one self-storage facility. Because LSS’s losses reduced the initial investment by the minority interest to a receivable, the Company wrote-off the minority interest in 2006 as it was deemed not to be collectible.
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
     The Company currently has one self-storage facility located in Painesville, Ohio. The Company may, if business and time warrant, sell the Painesville facility in the future.
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. Interim results of operations are not necessarily indicative of the results to

Notes to Unaudited Consolidated Financial Statements
be expected for the remainder of the year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the June 30, 2007 presentation.
Principles of Consolidation
     Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method. All significant inter-company transactions and balances have been eliminated.
Accounts Receivable
     The Company’s accounts receivable, arising from the self-storage business, are due from individuals as well as business entities. Tenants are required to pay their rent on the first day of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received.
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At June 30, 2007 and December 31, 2006, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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

Notes to Unaudited Consolidated Financial Statements
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
     The following table presents the Company’s current asset retirement obligation activity for the six months ended June 30, 2007.

Asset Retirement Obligations, Beginning of the Period	$90,324
Liabilities Incurred During the Period	7,156
Liabilities Settled During the Period	—
Accretion Expense	8,386

Asset Retirement Obligations, End of the Period	$105,866

Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $96,876 and $108,990 for the six months ended June 30, 2007 and 2006, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending June 30 are as follows:

2008	$192,880
2009	190,380
2010	174,180
2011	49,608
2012	16,565

$623,613

Notes to Unaudited Consolidated Financial Statements
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
Stock-Based Compensation
     The 1999 Stock Option Plan (the “ Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Internal Revenue Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. For the six months ended June 30, 2007 and 2006, 35,000 stock options were outstanding. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 and compensation expense to be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares during the six months ended June 30, 2007 was $2,274.
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

Notes to Unaudited Consolidated Financial Statements
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
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material effect on the Company’s financial statements. The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense.
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
Fair Value of Financial Instruments
     The fair-value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at June 30, 2007 and December 31, 2006.

Notes to Unaudited Consolidated Financial Statements
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
2. Discontinued Operations
     On May 21, 2007, the Company completed the sale of its self-storage facility located in Gahanna, Ohio pursuant to the Purchase and Sale Agreement (the “Agreement”) among Liberty Self-Storage, LTD. (the trade name of the Company), Columbus Tile Yard, LLC and Buckeye Storage of Gahanna LLC, or its nominee, for the purchase price of $1,400,000. The assets of the Gahanna, Ohio self-storage facility consisted primarily of property and equipment with a net book value of approximately $924,000. The liabilities consisted primarily of a mortgage of approximately $708,000. The original purchase price was reduced by $50,000 pursuant to an amendment to the Agreement in December 2006. $150,000 of the purchase price was allocated to Columbus Tile Yard for the vacant land that it owned. Richard M. Osborne, the Company’s Chairman of the Board and Chief Executive Officer, is the owner of Columbus Tile Yard.
     Prior to the date of the sale, the Company was uncertain as to its completion due to several delays requested by the purchaser. The Company’s results of operations have been restated to reclassify the net earnings of the self-storage facility sold as discontinued operations for all periods presented. The following table summarizes income from discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Revenues from real estate operations	$24,876	$52,114	$72,771	$104,471
Operating expenses
Interest expense	8,257	14,584	22,982	28,184
Property taxes and insurance	3,284	7,189	11,654	14,378
Property operating expense	11,904	16,245	31,146	32,955
Legal and professional fees	—	—	—	—
General and administrative	—	—	—	—
Depreciation and amortization	3,282	10,429	13,083	20,858

Notes to Unaudited Consolidated Financial Statements

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total Expenses	26,727	48,447	78,865	96,375

Income (loss) from discontinued operations before gain on sale of self-storage facility	(1,851)	3,667	(6,094)	8,096
Gain on sale of self-storage facility	294,587	—	294,587	—

Income from discontinued operations	$292,736	$3,667	$288,493	$8,096

3. Property and Equipment
     Property and equipment consists of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$6,012,121	$5,328,224
Unproved Properties	2,976,651	582,920
Accumulated Depletion	(1,229,618)	(722,204)

Total Oil and Natural Gas Properties	7,759,154	5,188,940
Other Property and Equipment:
Land	512,542	512,542
Building and Improvements	2,357,822	2,357,084
Furniture and Equipment	202,952	193,182
Accumulated Depreciation	(1,020,458)	(947,470)

Total Other Property and Equipment	2,052,858	2,115,338

Property and Equipment, Net	$9,812,012	$7,304,278

4. Available for Sale Securities
     The Company, with Board approval, decided in October 2006 to invest in the stock of a Nasdaq Small Cap listed public oil and natural gas company. The book value at December 31, 2006 was $438,422. During April 2007, the stock was sold and the Company recorded a gain on the sale of $36,260 and a fair value adjustment of $34 was recorded to comprehensive income for the six months ended June 30, 2007.
5. Line of Credit and Long-Term Debt
     On September 28, 2006, the Company entered into an unsecured loan agreement with Mr. Osborne and Charter One Bank. The Company and Mr. Osborne are co-borrowers on a one year line of credit which provides for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly.
     At December 31, 2006, the Company had drawn $3,085,000 and Mr. Osborne had drawn $1,500,000 of the available balance on the line of credit. Subsequently on February 20, 2007, the Company entered into a Modification Agreement between the Company, Mr. Osborne and Charter One Bank. The Modification Agreement increased the available line of credit from $5.0 million to $7.5 million until May 21, 2007, at which time the available amount reverted back to $5.0 million. In order to increase the line of credit, the Company granted Charter One Bank a security interest in and lien on substantially all of the Company’s assets. A second modification agreement dated April 6, 2007 was negotiated and increased the available line of credit from $7.5 million to $9.5 million for an additional 90 days, at which time the available amount will revert back to $5 million. The Company is in the process of renegotiating a renewal on the second modification. At June 30, 2007,

Notes to Unaudited Consolidated Financial Statements
the Company had drawn $5,700,000 and Mr. Osborne had drawn $3,800,000 of the available balance on the line of credit.
     Long-term debt consists of the following:

				Current	Outstanding Balances
	Site	Interest Rate	Maturity	Interest	June 30, 2007	December 31, 2006
	Reference	Index	Date	Rate	(Unaudited)	(Audited)
Continuing Operations	Painesville	30 day LIBOR plus 2.50%	3-30-09	7.82%	$1,431,140	$1,473,202

Discontinued Operations	Gahanna	Prime	3-01-09	8.25%	—	716,907

		Long-Term Debt Total			1,431,140	2,190,109

		Less Continuing Current Maturities			90,636	86,780
		Less Discontinued Operations			-	716,907

		Long-Term Debt, Net of Current Maturities			$1,340,504	$1,386,422

     Future maturities of debt based on stated maturities, exclusive of the line of credit, for each of the succeeding annual periods ending June 30 and thereafter are as follows:

2008	$90,636
2009	1,340,504

$1,431,140

     The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with a current interest rate of 7.82%, using a 20-year amortization period.
     For the six months ended June 30, 2007 and 2006 respectively, the Company paid $213,030 and $75,484 in interest on its debt instruments from continuing operations.
6. Notes Payable to Related Party
     The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable at the prime rate per annum with principal being due on demand. The revolving demand note does not include an expiration date. There were no outstanding balances at June 30, 2007 and December 31, 2006, respectively.
     Interest expense on related party notes payable, included in total interest on debt instruments was $0 and $19,038 for the six months ended June 30, 2007 and 2006, respectively.
7. Earnings/Loss Per Share

Notes to Unaudited Consolidated Financial Statements
     Basic income (loss) per share of common stock for the six months ended June 30, 2007 and 2006 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
     The Company has stock options, restricted stock awards and Class A Limited Partnership interests with an exchange factor of 1 to .1377148 of a share for each unit. They were anti-dilutive and had no effect on diluted earnings per share for the three and six months ended June 30, 2006. They were dilutive for the three and six months ended June 30, 2007 and had no effect on diluted earnings per share. The following table presents a calculation of the components used in the calculation of basic and diluted earnings per share.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Weighted Average Basic Common Shares Outstanding	8,998,180	8,998,180
Dilutive Effect of Stock Options and Awards	75,809	71,228
Dilutive Effect of Class A Limited Partnership Interests	940,101	949,263

Weighted Average Diluted Common Shares Outstanding	10,014,090	10,018,671
     The Company paid no cash distributions to its shareholders for the six months ended June 30, 2007 and 2006.
8. Income Taxes
     The Company had no income tax expense for the six months ended June 30, 2007 and 2006, respectively.
     At June 30, 2007 and December 31, 2006, the Company had net operating loss carry forwards (NOLS) for future years of approximately $8.0 million. These NOLS will expire at various dates through 2026. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.
     The Company has provided a valuation allowance at June 30, 2007 equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized. In 2006, the Company began operating in the oil and natural gas business, which is subject to many risks. The Company also expects to continue generating tax losses in the next few years due to timing differences.
9. Other Related Party Transactions
     Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facilities, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facilities. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facilities for the benefit of both companies. As of June 30, 2007 and December 31, 2006, the

Notes to Unaudited Consolidated Financial Statements
Company owed Liberty Self-Stor II, Ltd. $22,725 and $7,595, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. The lease was renegotiated on July 1, 2005 with a five-year term for $1,300 per month. A new lease was negotiated on April 1, 2006 with a three-year term for $1,350 per month. As of June 30, 2007 and 2006, rent expense of $4,050 and $7,950, respectively, related to this lease is included in general and administrative expenses.
     The Company had $258,802 at June 30, 2007 and $59,950 at December 31, 2006 included in accounts receivable from related parties in the accompanying consolidated balance sheets. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. The amounts are mostly relating to cost sharing in well joint ventures and line of credit interest.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC (“Great Plains”) for well operations and to sell natural gas and oil production. Great Plains is wholly owned by Mr. Osborne. The Company paid Great Plains $414,040 and $195,943 for capitalized costs to manage and drill wells per the operating agreement for the three months ended June 30, 2007 and 2006, respectively. The Company paid Great Plains $437,040 and $403,259 for capitalized costs to manage and drill wells per the operating agreement for the six months ended June 30, 2007 and 2006, respectively. The Company also had $640,507 and $685,352 included in accounts receivable from related parties that is due from Great Plains at June 30, 2007 and December 31, 2006 for oil and natural gas sales, respectively.
     The following table summarizes the payments received for oil and natural gas production and payments paid for expenses to Great Plains for the periods indicated.

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2007	2006	2007	2006

Revenues
Net Revenue From the Sale of Oil and Natural Gas Production	$617,593	$248,652	$1,288,686	$329,746
Operating expenses
Well Management and Water Hauling	$38,020	$8,005	$84,800	$13,405
Pipeline Transportation Costs	$100,937	$32,499	$199,363	$44,715
     The Company has entered into non-operator joint venture operating agreements with J.R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company. The amounts invested in the joint venture by the Company totaled $ 252,689 and $109,136 and was included in property and equipment at June 30, 2007 and December 31, 2006, respectively. Additionally, Mr. Smail owns a drilling company, Poulson Drilling Corporation, which was paid $234,031 for drilling wells for the Company during June 2007. The costs are recorded in proved properties.
     Marc C. Krantz, a director and secretary of the Company, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.

Notes to Unaudited Consolidated Financial Statements
10. Financial Information Relating to Industry Segments
     The Company reports operating segments and reportable segments by business activity according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.
     The Company’s operations are classified into two principal industry segments. The following tables present the three months and six months ended June 30, 2007 and 2006, respectively.

	Oil and
	Natural Gas	Self-Storage
Three Months Ended June 30, 2007	Production	Facilities	Total
Revenues from External Customers	$632,451	$84,911	$717,362
Interest and Other Revenue	41,603	—	41,603

	674,054	84,911	758,965

Depreciation, Depletion and Amortization	183,306	30,823	214,129
Property Operating Costs	67,051	25,267	92,318
Other Operating Expenses	242,000	57,746	299,746
Interest Expense	93,800	31,426	125,226

	586,157	145,262	731,419

Net Income (Loss) Continuing Operations	87,897	(60,351)	27,546
Net Income From Discontinued Operations	—	292,736	292,736

Net Income	$87,897	$232,385	$320,282

Property and Equipment Additions	$2,302,514	$—	$2,302,514

	Oil and Natural	Self-Storage
Three Months Ended June 30, 2006	Gas Production	Facilities	Total
Revenues from External Customers	$248,652	$86,164	$334,816
Interest Revenue	186	—	186

	248,838	86,164	335,002

Depreciation, Depletion and Amortization	70,495	31,614	102,109
Property Operating Costs	17,109	22,461	39,570
Other Operating Expenses	213,174	23,838	237,012
Interest Expense	9,518	29,230	38,748

	310,296	107,143	417,439

Net Loss Before Minority Interest	(61,458)	(20,979)	(82,437)
Minority Interest	—	75,957	75,957

Net Loss From Continuing Operations	(61,458)	(96,936)	(158,394)
Net Income From Discontinued Operations	—	3,667	3,667

Net Loss	$(61,458)	$(93,269)	$(154,727)

Property and Equipment Additions	$1,179,926	$—	$1,179,926

Notes to Unaudited Consolidated Financial Statements

	Oil and
	Natural Gas	Self-Storage
Six Months Ended June 30, 2007	Production	Facilities	Total
Revenues from External Customers	$1,316,504	$175,749	$1,492,253
Interest and Other Revenue	41,609	—	41,609

	1,358,113	175,749	1,533,862

Depreciation, Depletion and Amortization	518,513	61,889	580,402
Property Operating Costs	144,072	50,588	194,660
Other Operating Expenses	425,346	109,521	534,867
Interest Expense	168,800	61,171	229,971

	1,256,731	283,169	1,539,900

Net Income (Loss) Continuing Operations	$101,382	$(107,420)	$(6,038)
Net Income From Discontinued Operations	—	288,493	288,493

Net Income	$100,382	$181,073	$282,455

Property and Equipment Additions	$3,099,229	$—	$3,099,229

Total Assets	$9,892,313	$1,981,859	$11,874,172

	Oil and Natural	Self-Storage
Six Months Ended June 30, 2006	Gas Production	Facilities	Total
Revenues from External Customers	$329,746	$171,553	$501,299
Interest Revenue	1,636	283	1,919

	331,382	171,836	503,218

Depreciation, Depletion and Amortization	143,233	87,748	230,981
Property Operating Costs	25,051	47,105	72,156
Other Operating Expenses	370,604	44,840	415,444
Interest Expense	19,037	56,447	75,484

	557,925	236,140	794,065

Net Loss Before Minority Interest	(226,543)	(64,304)	(290,847)
Minority Interest	—	(51,136)	(51,136)

Net Loss From Continuing Operations	(226,543)	(13,168)	(239,711)
Net Income From Discontinued Operations	—	8,096	8,096

Net Loss	$(226,543)	$(5,072)	$(231,615)

Property and Equipment Additions	$3,189,122	$—	$3,189,122

Total Assets	$6,530,616	$3,012,864	$9,543,480

Notes to Unaudited Consolidated Financial Statements
11. Commitments and Contingencies
Environmental Matters
     The oil and natural gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.
Oil and Natural Gas Contracts
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC, a related party, for well operations and to sell oil and natural gas production. The original term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier. The original contract was amended November 14, 2006 and filed as exhibit 10.4 to the Form 10-QSB for the nine months ended September 30, 2006. The Amendment No. 1 to the Oil and Gas Operations and Sale Agreement modified the original terms to create less cumbersome paperwork in tracking cost sharing between the companies.
12. Subsequent Event
     On August 3, 2007, Kykuit Resources, LLC (“Kykuit”) purchased from Hemus, Ltd. (“Hemus”) a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. The Company is the managing member and owns 40% of Kykuit. At the same time, Kykuit and Hemus executed a joint venture development agreement pursuant to which Kykuit agreed to develop and operate all of their joint leasehold interests in the Montana Breaks. As of August 3, 2007, the Company had invested $1,080,000 in this venture.
     Richard M. Osborne, the Company’s chairman and chief executive officer, and Steven A. Calabrese, a director of the Company, also own interest in Kykuit. Energy West Incorporated, a publicly-held public utility company of which Richard Osborne is the chairman and a significant stockholder also owns interest in Kykuit.
     A Form 8-K filing was made on August 9, 2007 to report these events.
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
     Shortly thereafter, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company currently has two segments: one composed of a self-storage facility located in Painesville, Ohio and one that is actively drilling oil and natural gas wells in Northeast Ohio. In May 2007, the Company sold one of its two remaining self-storage facilities.
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
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and natural gas operations. The Company believes that short-term cash flow needs will be met by selling stock in private placements, borrowing from related parties and partnering the working interest of future wells as joint ventures. A previous private placement offering occurred earlier in 2006. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.
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
     Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Mr. Osborne, the Company’s Chairman and CEO. On September 29, 2006, the Company and Mr. Osborne entered into an unsecured loan agreement with Charter One Bank for a one year line of credit in the amount of five million dollars. This agreement was subsequently modified in February 2007 to increase the loan to $7.5 million and in April 2007 to increase the loan to $9.5 million including Mr. Osborne’s guarantee and a security agreement for substantially all of the Company’s assets. While Mr. Osborne currently personally guarantees substantially all of the Company’s debt, he is under no legal obligation, requirement or agreement to guarantee any refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.
     The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.
     The Company’s current assets from continuing operations decreased $159,778, or 7.2%, to $2,047,190 at June 30, 2007 from $2,206,968 at December 31, 2006 while property and equipment, net increased $2,507,734. Current assets changed largely due to additional cash and an increase in receivables from related parties for natural gas production and joint venture well expenses offset by the sale of the available for sale securities and the sale of assets related to discontinued operations. Property and equipment changed largely due to the investment of cash resources into development drilling projects.
     The Company’s current liabilities from continuing operations increased $2,076,373, or 40.2%, to $7,246,416 at June 30, 2007, from $5,170,043 at December 31, 2006. The increase is largely the result of the increase in the line of credit and accounts payable less the liabilities related to discontinued operations.
     The Company had a positive cash flow from operating activities of $595,375 for the six months ended June 30, 2007 compared to a positive cash flow of $168,796 for the six months ended June 30, 2006. For the six months ended June 30, 2007 the positive cash flow was higher than the six months ended June 30, 2006 largely due to an increase in net income.
     The Company had a negative cash flow from investing activities of $1,378,692 for the six months ended June 30, 2007 compared to a negative cash flow of $3,189,122 for the six months ended June 30, 2006. Both of the cash uses were largely due to expenditures for drilling new oil and natural gas wells, with June 30, 2007 showing a lower decrease due to receipt of funds from the sale of the Gahanna self-storage facility in May 2007.
     The Company had a positive cash flow from financing activities of $1,856,031 for the six months ended June 30, 2007 compared to a positive cash flow of $2,247,128 for the six months ended June 30, 2006. For the six months ended June 30, 2007 the positive change was largely due to additional borrowings on the line of credit offset by the payoff of the Gahanna self-storage facility loan. For the six months ended June 30, 2006 the positive change was largely due to the receipt of proceeds from private stock offerings.
Material Changes in Results of Operations
Revenues from Continuing Operations
     Total revenues from continuing operations and interest income increased $423,963, or 126.6%, to $758,965 for the three months ended June 30, 2007, from $335,002 for the three months ended June 30, 2006. Total revenues from continuing operations and interest income increased $1,030,644, or 204.8%, to $1,533,862 for the six months ended June 30, 2007, from $503,218 for the six months ended June 30, 2006. The increases are largely the result of the Company’s expanded drilling program. At June 30, 2007, twenty three wells were producing. At June 30, 2006, ten wells were beginning production.
Expenses from Continuing Operations
     Interest expense from continuing operations increased $86,478, or 223.2%, to $125,226 for the three months ended June 30, 2007 compared to $38,748 for the three months ended June 30, 2006. Interest expense from continuing operations increased $154,487, or 204.7%, to $229,971 for the six months ended June 30, 2007 compared to $75,484 for the six months ended June 30, 2006. Interest expense increased largely due to additional borrowing on the line of credit obtained to finance the oil and natural gas operations.
     Property taxes and insurance expenses from continuing operations increased $12,876, or 53.9%, to $36,760 for the three months ended June 30, 2007 compared to $23,884 for the three months ended June 30, 2006. Property taxes and insurance expenses from continuing operations increased $20,301, or 42.5%, to $68,069 for the six months ended June 30, 2007 compared to $47,768 for the six months ended June 30, 2006. Property taxes and property insurance increased in 2007 largely due to a re-evaluation of the taxes on the Painesville self-storage property.
     Self-storage property operating expenses from continuing operations increased $2,806, or 12.5%, to $25,267 for the three months ended June 30, 2007 compared to $22,461 for the three months ended June 30, 2006. Self-storage property operating expenses from continuing operations increased $3,483, or 7.4%, to $50,588 for the six months ended June 30, 2007 compared to $47,105 for the six months ended June 30, 2006. The increase in property operating expenses was spread over a variety of categories.
     Oil and natural gas production costs from continuing operations increased $49,942, or 292.0%, to $67,051 for the three months ended June 30, 2007 compared to $17,109 for the three months ended June 30, 2006. Oil and natural gas production costs from continuing operations increased $119,021, or 475.1%, to $144,072 for the six months ended June 30, 2007 compared to $25,051 for the six months ended June 30, 2006. The six months ended June 30, 2007 had twice as many wells as the six months ended June 30, 2006 and therefore more expenses. These expenses consist primarily of well management, water hauling and service rig expenses.
     Legal and professional fees increased $19,300 or 41.5% to $65,784 for the three months ended June 30, 2007 compared to $46,484 for the three months ended June 30, 2006. Legal and professional fees decreased $6,146 or 6.2% to $92,798 for the six months ended June 30, 2007 compared to $98,944 for the six months ended June 30, 2006. The legal and professional fees were lower in 2007 primarily due to fewer legal expenses associated with the contracts and legal work necessary as the Company began the drilling process in early 2006.
     General and administrative expenses from continuing operations increased $30,558, or 18.3%, to $197,202 for the three months ended June 30, 2007 compared to $166,644 for the three months ended June 30, 2006. General and administrative expenses from continuing operations increased $105,268, or 39.2%, to $374,000 for the six months ended June 30, 2007 compared to $268,732 for the six months ended June 30, 2006. The increase is due to various factors including higher payroll from increased staff levels and normal annual raises, fees paid to the Board of Directors and increased auto lease expense and travel expenses, as we promote our Company and increase our involvement in the oil and natural gas industry.
     Depreciation, depletion and amortization expenses from continuing operations increased $112,020, or 109.7%, to $214,129 for the three months ended June 30, 2007 compared to $102,109 for the three months ended June 30, 2006. Depreciation, depletion and amortization expenses from continuing operations increased $349,421, or 151.3%, to $580,402 for the three months ended June 30, 2007 compared to $230,981 for the three months ended June 30, 2006. Depreciation, depletion and amortization increased primarily due to higher recorded well costs and increased well production in 2007 than 2006, when the Company began its drilling program.
Income (Loss) from Continuing Operations
     The Company’s income (loss) from continuing operations increased $185,940, to income of $27,546 for the three months ended June 30, 2007 from a loss of $158,394 for the three months ended June 30, 2006. The Company’s loss from continuing operations decreased $233,673, or 97.5%, to a loss of $6,038 for the six months ended June 30, 2007 from a loss of $239,711 for the six months ended June 30, 2006. The Company’s losses decreased primarily due to additional revenue from more wells on line this year than in the previous year offset by increases in depreciation, depletion and amortization expense.
Income from Discontinued Operations
     The Company’s income from discontinued operations increased $289,069, to income of $292,736 for the three months ended June 30, 2007 from income of $3,667 for the three months ended June 30, 2006. The Company’s income from discontinued operations increased $280,397, to income of $288,493 for the six months ended June 30, 2007 from income of $8,096 for the six months ended June 30, 2006. The increases were due to recording the gain on sale of the Gahanna self-storage facility of $294,587.
Net Income (Loss)
     The Company had net income from operations of $320,282, for the three months ended June 30, 2007 compared to a net loss of $154,727 for the three months ended June 30, 2006. The Company had net income from operations of $282,455 for the six months ended June 30, 2007 compared to a net loss of $231,615 for the six months ended June 30, 2006. The Company’s losses for the six months ended June 30, 2006 included a reduction in expense by allocating part of the net loss to a minority interest asset. The Company ceased this practice in 2006 and wrote-off the asset as it was deemed not to be collectible. The Company’s income in 2007 increased largely due to recording the gain on sale of the Gahanna self-storage facility of $294,587 and additional oil and natural gas production revenue with the increase in the number of wells drilled and producing during the last half of 2006 .
Interest Rate Risk
     Interest rate risk is the risk that interest rates will increase, which will cause the Company’s interest expense on its variable rate loans to increase.
     All of the Company’s debt, totaling $7.1 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $71,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at June 30, 2007 and December 31, 2006, respectively.
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
     The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe these estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors beyond our control including those listed in the “Risk Factors” section of our 10-KSB for the year ended December 31, 2006 and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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
Item 3. Disclosure Controls and Procedures
     As of June 30, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Further, there were no significant changes in internal control during the quarter ended June 30, 2007 that are judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending proceedings will have a material adverse effect on the Company’s financial condition, liquidity or results of operation.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 21, 2007, the Company held its Annual Meeting of Stockholders. Each of the following directors was elected to serve as a director until the 2008 Annual Meeting of Stockholders or until his successor is duly elected and qualified pursuant to the vote of the Company’s stockholders:

	For	Withheld
Steven A. Calabrese	7,047,089	21,855
Terence P. Coyne	7,047,089	21,855
Richard T. Flenner Jr.	7,047,089	21,855
Mark D. Grossi	7,047,089	21,855
Marc C. Krantz	7,046,307	22,637
Gregory J. Osborne	7,040,307	28,637
Richard M. Osborne	7,038,257	30,687
James R. Smail	7,047,089	21,855
Thomas J. Smith	6,846,307	222,637
Broker non-votes were zero.
Total shares voted equaled 7,068,944.

Item 6. Exhibits

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: August 14, 2007

Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: August 14, 2007

C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)