Form 10QSB
period 2007-09-30
JOHN D. OIL & GAS CO
filed 2007-11-14
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND	94-6542723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060

(Address of principal executive office)
Issuer’s telephone number, including area code: (440) 255-6325
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Issuer had 8,998,180 shares of common stock outstanding on November 12, 2007.
Transitional Small Business Disclosure Format. Yes ☐ No ☑

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	21
Item 3.	Disclosure Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 6.	Exhibits	27
EX-10.18
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$38,355	$23,892
Accounts Receivable	80,345	17,334
Accounts Receivable from Related Parties	692,361	745,302
Available for Sale Securities	—	438,422
Assets Related to Discontinued Operations, Net	—	950,891
Other Current Assets	43,674	31,127

Total Current Assets	854,735	2,206,968

Property and Equipment, Net	12,050,701	7,304,278

Investment in Unconsolidated Affiliate	1,116,580	—
Other Assets	13,357	32,234

TOTAL ASSETS	$14,035,373	$9,543,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$5,700,000	$3,085,000
Note Payable to Related Party	1,880,000	—
Current Maturities of Long Term Debt	89,758	86,780
Accounts Payable	2,210,686	947,084
Accounts Payable to Related Parties	19,634	7,595
Liabilities Related to Discontinued Operations, Net	—	755,345
Accrued Expenses	249,748	288,239

Total Current Liabilities	10,149,826	5,170,043

Long Term Debt, Net of Current Maturities	1,320,241	1,386,422

Asset Retirement Obligation	156,237	90,324

Commitments and Contingencies	—	—

Shareholders’ Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 8,998,180 shares issued and outstanding	8,998	8,998
Paid-in Capital	28,857,999	28,854,588
Accumulated Deficit	(26,457,928)	(25,966,929)
Accumulated Other Comprehensive Income	—	34

Total Shareholders’ Equity	2,409,069	2,896,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,035,373	$9,543,480

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Oil and Natural Gas Sales	$644,211	$380,781	$1,960,715	$710,527
Self-Storage Operation Revenues	87,069	87,861	262,818	259,414
Interest and Other	1,912	15	43,521	1,934

Total Revenues	733,192	468,657	2,267,054	971,875

Operating Expenses
Interest	166,104	39,363	396,075	114,847
Property Taxes and Insurance	39,239	9,929	107,308	57,697
Self-Storage Property Operating Expense	26,366	26,951	76,954	74,056
Oil and Natural Gas Production Costs	71,243	16,075	215,315	41,126
Loss from Unconsolidated Affiliate	23,420	—	23,420	—
Legal and Professional Fees	56,582	49,170	149,380	148,114
General and Administrative	204,334	153,242	578,334	421,974
Impairments	676,485	—	676,485	—
Depreciation, Depletion and Amortization	241,484	110,169	821,886	341,150

Total Operating Expenses	1,505,257	404,899	3,045,157	1,198,964

Income (Loss) from Continuing Operations Before Minority Interest and Income Taxes	(772,065)	63,758	(778,103)	(227,089)
Minority Interest	—	—	—	(51,136)
Income Taxes	—	41,187	—	41,187

Income (Loss) From Continuing Operations	(772,065)	22,571	(778,103)	(217,140)
Income (Loss) From Discontinued Operations	(1,389)	5	(7,483)	8,101
Gain on Sale of Discontinued Operations	—	—	294,587	—

Income (Loss) From Discontinued Operations	(1,389)	5	287,104	8,101

Net Income (Loss)	$(773,454)	$22,576	$(490,999)	$(209,039)

Other Comprehensive Loss
Change in Fair Value of Available for Sale Securities	—	—	(34)	—

Comprehensive Income (Loss)	$(773,454)	$22,576	$(491,033)	$(209,039)

Weighted Average Basic Shares Outstanding	8,998,180	8,998,180	8,998,180	6,708,245

Weighted Average Diluted Shares Outstanding	8,998,180	10,032,066	8,998,180	6,708,245

Income (Loss) Per Common Share From Continuing Operations — Basic and Diluted	$(0.09)	$0.00	$(0.09)	$(0.03)

Income Per Common Share From Discontinued Operations — Basic and Diluted	(0.00)	0.00	0.03	0.00

Income (Loss) per Common Share — Basic and Diluted	$(0.09)	$0.00	$(0.06)	$(0.03)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Nine Months Ended September 30, 2007

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2006 (Audited)	$8,998	$28,854,588	$(25,966,929)	$34	$2,896,691

Restricted Common Stock Award		3,411			3,411

Net Loss			(490,999)		(490,999)

Change in Fair Market Value of Available for Sale Securities				(34)	(34)

Balance at September 30, 2007 (Unaudited)	$8,998	$28,857,999	$(26,457,928)	$—	$2,409,069

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(490,999)	$(209,039)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Impairments	676,485	—
Depreciation, Depletion and Amortization	821,886	341,150
Gain on Sale of Securities	(36,260)	—
Loss (Gain) on Sale of Property and Equipment	3,703	(4,051)
Gain on Sale of Discontinued Operations	(294,587)	—
Loss from Unconsolidated Affiliate	23,420	—
Minority Interest	—	(51,136)
Common Stock Issued as Compensation	—	10,000
Restricted Common Stock Award	3,411	757
Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,070)	(453,284)
Other Current Assets	(12,547)	84
Other Assets	18,877	(8,227)
Accounts Payable	1,275,641	749,119
Accrued Expenses	(15,484)	(14,773)
Other Liabilities	—	(1,118)
Change in Discontinued Operations, Net	(22,349)	26,092

Net Cash Provided By Operating Activities	1,941,127	385,574

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(30,281)	(22,031)
Proceeds from Sale of Securities	474,648	—
Proceeds from Sale of Assets	1,245,889	—
Expenditures for Oil and Natural Gas Wells	(6,191,810)	(4,192,236)
Expenditures for Unconsolidated Affiliate	(1,140,000)	—

Net Cash Used In Investing Activities	(5,641,554)	(4,214,267)

Cash Flows from Financing Activities:
Proceeds from Line of Credit, Net	2,615,000	—
Proceeds from Common Stock Private Placement	—	2,366,370
Proceeds from Related Party Loan	1,880,000	750,000
Principal Payments on Long Term Debt	(63,203)	(62,764)
Principal Payments to Related Party	—	(69,041)
Change in Discontinued Operations, Net	(716,907)	(9,206)

Net Cash Provided By Financing Activities	3,714,890	2,975,359

Net Increase (Decrease) in Cash	14,463	(853,334)
Cash, Beginning of Period	23,892	878,613

Cash, End of Period	$38,355	$25,279

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
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The exchange factor, previously one share for each unit, was recalculated pursuant to the amendment to the partnership agreement of LSS after the sale of the eighteen facilities on April 5, 2005 to U-Store-It, L.P. (“U-Store-It”). The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At September 30, 2007, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated one self-storage facility. Because LSS’s losses reduced the initial investment by the minority interest to a receivable, the Company wrote-off the minority interest in 2006 as it was deemed not to be collectible.
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. Interim results of operations are not necessarily indicative of the results to be expected for the remainder of the year. These unaudited consolidated financial statements

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the September 30, 2007 presentation.
Principles of Consolidation
     Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method. Investment in unconsolidated affiliate, Kykuit Resources LLC, is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At September 30, 2007 and December 31, 2006, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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
     Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company has some limited participation in exploratory drilling. The Company’s participation in the Kykuit Resources LLC joint venture, however, will increase exploratory operations significantly.
     Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of unproved oil and natural gas properties are periodically assessed for impairment.
Asset Impairment

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     The Company reviews its self-storage property and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. In evaluating its capitalized well costs, the Company wrote off the costs related to two wells amounting to $676,485 during the three months ended September 30, 2007. Future impairments and dry wells cannot be predicted.
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted to interest expense over the estimated life of the well.
The following table presents the Company’s current asset retirement obligation activity for the nine months ended September 30, 2007.

At September 30, 2007
Asset Retirement Obligations, Beginning of the Period	$90,324
Liabilities Incurred During the Period	52,906
Liabilities Settled During the Period	—
Accretion Expense	13,007

Asset Retirement Obligations, End of the Period	$156,237

Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $143,301 and $162,789 for the nine months ended September 30, 2007 and 2006, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending September 30 are as follows:

2008	$190,380
2009	190,380
2010	146,376
2011	39,756
2012	6,626

$573,518

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
Stock-Based Compensation
     The 1999 Stock Option Plan (the “Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Internal Revenue Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. For the nine months ended September 30, 2007 and 2006, 35,000 stock options were outstanding. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 with compensation expense to be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares during the nine months ended September 30, 2007 and 2006 was $3,411 and $727, respectively.
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
Income Taxes
     Prior to 2006, the Company elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c)(1) of the Internal Revenue Code of 1986, as amended. The change in the Company’s business plan to oil and gas production resulted in the loss of the Company’s REIT status in 2006. Therefore, the Company’s Board of Directors determined it was in the best interest of the Company to terminate the REIT status effective January 1, 2006. After that date, the Company became a “C” Corporation for tax purposes.
     In establishing a provision for income taxes, the Company must estimate when in the future certain items will affect taxable income. Deferred taxes are recorded for future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

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
Fair Value of Financial Instruments
     The fair-value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at September 30, 2007 and December 31, 2006.

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
     Prior to the date of the sale, the Company was uncertain as to its completion due to several delays requested by the purchaser. The Company’s results of operations have been restated to reclassify the net earnings of the self-storage facility sold as discontinued operations for all periods presented. The following table summarizes income and loss from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Revenues from real estate operations	$—	$52,025	$72,771	$156,496
Operating expenses	—	15,345	22,982	43,529
Interest expense	—	15,345	22,982	43,529
Property taxes and insurance	—	7,339	11,654	21,717
Property operating expense	(828)	18,907	30,318	51,862
Legal and professional fees	2,217	—	2,217	—
General and administrative	—	—	—	—
Depreciation and amortization	—	10,429	13,083	31,287

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total Expenses	1,389	52,020	80,254	148,395

Income (loss) from discontinued operations before gain on sale of self-storage facility	(1,389)	5	(7,483)	8,101
Gain on sale of self-storage facility	—	—	294,587	—

Income from discontinued operations	$(1,389)	$5	$287,104	$8,101

3. Property and Equipment
Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$9,485,847	$5,328,224
Unproved Properties	2,660,013	582,920
Accumulated Depletion	(2,110,872)	(722,204)

Total Oil and Natural Gas Properties	10,034,988	5,188,940
Other Property and Equipment:
Land	512,542	512,542
Building and Improvements	2,357,822	2,357,084
Furniture and Equipment	198,591	193,182
Accumulated Depreciation	(1,053,242)	(947,470)

Total Other Property and Equipment	2,015,713	2,115,338

Property and Equipment, Net	$12,050,701	$7,304,278

4. Available for Sale Securities
     The Company, with Board approval, decided in October 2006 to invest in the stock of a Nasdaq Small Cap listed public oil and natural gas company. The book value at December 31, 2006 was $438,422. During April 2007, the stock was sold and the Company recorded a gain on the sale of $36,260 and a fair value adjustment of $34 was recorded to comprehensive income for the nine months ended September 30, 2007.
5. Line of Credit and Long-Term Debt
     On September 28, 2006, the Company entered into an unsecured loan agreement with Mr. Osborne and Charter One Bank. The Company and Mr. Osborne are co-borrowers on a one year line of credit which provides for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly.
          At December 31, 2006, the Company had drawn $3,085,000 and Mr. Osborne had drawn $1,500,000 of the available balance on the line of credit. Subsequently on February 20, 2007, the Company entered into a Modification Agreement between the Company, Mr. Osborne and Charter One Bank. The Modification Agreement increased the available line of credit from $5.0 million to $7.5 million until May 21, 2007, at which time the available amount reverted back to $5.0 million. In order to increase the line of credit, the Company granted Charter One Bank a security interest in and lien on substantially all of the Company’s assets. A second modification agreement dated April 6, 2007 was negotiated and increased the available line of credit from $7.5 million to $9.5 million for an additional 90 days, at which time the available amount will revert back to $5 million. Subsequently, the loan was extended to December 28, 2007 at the $9.5 million level. The Company is in the process of renegotiating a renewal that will extend for a longer time frame, although there can be no assurances the Company will be able to obtain another extension. At September 30, 2007, the Company had

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
drawn $5,700,000 and Mr. Osborne had drawn $3,800,000 of the available balance on the line of credit. The rate at September 30, 2007 was 7.2575%.
Long-term debt consists of the following:

				Current	Outstanding Balances
	Site	Interest Rate	Maturity	Interest	September 30, 2007	December 31, 2006
	Reference	Index	Date	Rate	(Unaudited)	(Audited)

Continuing Operations	Painesville	30 day LIBOR plus 2.50%	3-30-09	8.0025%	$1,409,999	$1,473,202

Discontinued Operations	Gahanna	Prime	3-01-09	8.2500%	—	716,907

		Long-Term Debt Total			1,409,999	2,190,109

		Less Continuing Current Maturities			89,758	86,780
		Less Discontinued Operations			—	716,907

		Long-Term Debt, Net of Current Maturities			$1,320,241	$1,386,422

     Future maturities of debt based on stated maturities, exclusive of the line of credit, for each of the succeeding annual periods ending September 30 and thereafter are as follows:

2008	$89,758
2009	1,320,241

$1,409,999

     The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with a current interest rate of 8.0025%, using a 20-year amortization period.
     For the nine months ended September 30, 2007 and 2006 respectively, the Company paid $361,124 and $114,847 in interest on its debt instruments from continuing operations.
6. Notes Payable to Related Party
     The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at September 30, 2007 was 7.75%. There were no outstanding balances under the note at September 30, 2007 and December 31, 2006, respectively.
     The Company has entered into loans with Great Plains Exploration, LLC totaling $1,880,000 evidenced by three promissory notes. The loans do not include an expiration date or a limit on the amount that the Company may borrow. The notes are payable on demand and bear interest at the rate of LIBOR plus 1.75% per year (7.2575% at September 30, 2007).

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     Subsequently on October 10, 2007, the Company borrowed an additional $1 million from Great Plains under the same terms as noted above as evidenced by a fourth promissory note.
     Interest expense on related party notes payable, included in total interest on debt instruments was $15,522 and $28,099 for the nine months ended September 30, 2007 and 2006, respectively.
7. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the nine months ended September 30, 2007 and 2006 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
     The Company has outstanding stock options, restricted stock awards and Class A Limited Partnership interests with an exchange factor of 1 to 0.1377148 of a share for each unit. These items are anti-dilutive and had no effect on diluted earnings per share for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2006. The following table presents a calculation of the components used in the calculation of basic and diluted earnings per share for the three months ended September 30, 2006.

Three Months Ended
September 30, 2006

Weighted Average Basic Common Shares Outstanding	8,998,180
Dilutive Effect of Stock Options and Awards	57,833
Dilutive Effect of Class A Limited Partnership Interests	976,054

Weighted Average Diluted Common Shares Outstanding	10,032,066

     The Company paid no cash distributions to its shareholders for the nine months ended September 30, 2007 and 2006.
8. Income Taxes
     The Company had no income tax expense for the nine months ended September 30, 2007. The Company had $41,187 income tax expense for the nine months ended September 30, 2006 for an alternative minimum tax payment.
     At September 30, 2007 and December 31, 2006, the Company had net operating loss carry forwards (NOLS) for future years of approximately $12.2 million at September 30, 2007 and $7.7 million at December 31, 2006. These NOLS will expire at various dates through 2024. Utilization of the NOLS could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.
     The Company has provided a valuation allowance at September 30, 2007 equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized. In 2006, the Company began operating in the oil and natural gas business, which is subject to many risks. The Company also expects to continue generating tax losses in the next few years due to timing differences.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
9. Other Related Party Transactions
     Mr. Osborne is the sole owner of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, that makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facility. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the offices of the self-storage facility for the benefit of both companies. As of September 30, 2007 and December 31, 2006, the Company owed Liberty Self-Stor II, Ltd. $19,634 and $7,595, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The rent for the initial term was $4,000 per month. The lease had a five-year term which expired in December 2004, with a five-year renewal option at $5,000 per month. The lease was renegotiated on July 1, 2005 with a five-year term for $1,300 per month. A new lease was negotiated on April 1, 2006 with a three-year term for $1,350 per month. For the nine months ended September 30, 2007 and 2006, rent expense of $12,150 and $12,000, respectively, related to this lease is included in general and administrative expenses.
     The Company had $74,426 at September 30, 2007 and $59,950 at December 31, 2006 included in accounts receivable from related parties in the accompanying consolidated balance sheets. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. The amounts primarily relate to cost sharing in well joint ventures and line of credit interest.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC (“Great Plains”) for well operations and to sell natural gas and oil production. Great Plains is wholly owned by Mr. Osborne. The Company paid Great Plains $1,105,955 and $25,012 for capitalized costs to manage and drill wells per the operating agreement for the three months ended September 30, 2007 and 2006, respectively. The Company paid Great Plains $1,542,995 and $428,271 for capitalized costs to manage and drill wells per the operating agreement for the nine months ended September 30, 2007 and 2006, respectively. The Company also had $617,935 and $685,352 included in accounts receivable from related parties that is due from Great Plains at September 30, 2007 and December 31, 2006 for oil and natural gas sales, respectively.
     The following table summarizes the payments received for oil and natural gas production and payments paid for expenses to Great Plains for the periods indicated.

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2007	2006	2007	2006

Revenues
Net Revenue From the Sale of Oil and Natural Gas Production(net of pipeline transportation costs)	$776,523	$470,887	$2,370,555	$852,172

Operating expenses
Well Management and Water Hauling	$46,689	$11,250	$131,489	$24,655
Pipeline Transportation Costs	$91,446	$53,579	$290,809	$98,294
     The Company has entered into non-operator joint venture operating agreements with J.R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company. The amounts capitalized to property and

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
equipment for the joint venture by the Company totaled $433,759 and $109,136 at September 30, 2007 and December 31, 2006, respectively. Additionally, Mr. Smail owns a drilling company, Poulson Drilling Corporation, which was paid $294,299 for drilling wells for the Company for the nine months ended September 30, 2007. The costs are recorded in proved properties.
     On August 3, 2007, Kykuit Resources, LLC (“Kykuit”) purchased from Hemus, Ltd. (“Hemus”) a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. The Company is the managing member of Kykuit and owns 40% of the Company. At the same time, Kykuit and Hemus executed a joint venture development agreement pursuant to which Kykuit agreed to develop and operate all of their joint leasehold interests in the Montana Breaks. The current investment by the Company in this venture is $1,116,580. It is anticipated that drilling will begin in the early spring of 2008.
     Richard M. Osborne, the Company’s chairman and chief executive officer, and Steven A. Calabrese, a director of the Company, also own interests in Kykuit. Energy West Incorporated, a publicly-held public utility company of which Richard Osborne is the chairman and a significant stockholder, also owns an interest in Kykuit.
     Marc C. Krantz, a director and secretary of the Company, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.
10. Financial Information Relating to Industry Segments
     The Company reports operating segments and reportable segments by business activity according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company includes revenues from external customers, interest income and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.
     The Company’s operations are classified into two principal industry segments. The following tables present the three months and nine months ended September 30, 2007 and 2006, respectively.

	Oil and Natural Gas	Self-Storage
Three Months Ended September 30, 2007	Production	Facilities	Total

Revenues from External Customers	$644,211	$87,069	$731,280
Interest and Other Revenue	1,912	—	1,912

	646,123	87,069	733,192

Depreciation, Depletion and Amortization	210,826	30,658	241,484
Property Operating Costs	71,243	26,366	97,609
Investment in Unconsolidated Affiliate	23,420	—	23,420
Other Operating Expenses	246,875	53,280	300,155
Impairments	676,485	—	676,485
Interest Expense	137,099	29,005	166,104

	1,365,948	139,309	1,505,257

Net Loss Continuing Operations	(719,825)	(52,240)	(722,065)
Net Loss From Discontinued Operations	—	(1,389)	(1,389)

Net Loss	$(719,825)	$(53,629)	$(773,454)

Property and Equipment Additions	$3,092,581	$30,281	$3,122,862

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

	Oil and Natural Gas	Self-Storage
Three Months Ended September 30, 2006	Production	Facilities	Total

Revenues from External Customers	$380,781	$87,861	$468,642
Interest Revenue	15	—	15

	380,796	87,861	468,657

Depreciation, Depletion and Amortization	78,652	31,517	110,169
Property Operating Costs	16,075	26,951	43,026
Other Operating Expenses	180,335	32,006	212,341
Interest Expense	9,061	30,302	39,363

	284,123	120,776	404,899

Net Income (Loss) Before Income Taxes	96,673	(32,915)	63,758
Income Taxes	41,187	—	41,187

Net Income (Loss) From Continuing Operations	55,486	(32,915)	22,571

Net Income From Discontinued Operations	—	5	5

Net Income (Loss)	$55,486	$(32,910)	$22,576

Property and Equipment Additions	$1,003,114	$22,031	$1,025,145

	Oil and Natural Gas	Self-Storage
Nine Months Ended September 30, 2007	Production	Facilities	Total

Revenues from External Customers	$1,960,715	$262,818	$2,223,533
Interest and Other Revenue	43,521	—	43,521

	2,004,236	262,818	2,267,054

Depreciation, Depletion and Amortization	729,339	92,547	821,886
Property Operating Costs	215,315	76,954	292,269
Investment in Unconsolidated Affiliate	23,420	—	23,420
Other Operating Expenses	672,221	162,801	835,022
Impairments	676,485	—	676,485
Interest Expense	305,899	90,176	396,075

	2,622,679	422,478	3,045,157

Net Loss Continuing Operations	$(618,443)	$(159,660)	$(778,103)
Net Income From Discontinued Operations	—	287,104	287,104

Net Income (Loss)	$(618,443)	$127,444	$(490,999)

Property and Equipment Additions	$6,191,810	$30,281	$6,222,091

Total Assets	$12,072,241	$1,963,132	$14,035,373

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

	Oil and Natural Gas	Self-Storage
Nine Months Ended September 30, 2006	Production	Facilities	Total

Revenues from External Customers	$710,527	$259,414	$969,941
Interest Revenue	1,651	283	1,934

	712,178	259,697	971,875

Depreciation, Depletion and Amortization	221,885	119,265	341,150
Property Operating Costs	41,126	74,056	115,182
Other Operating Expenses	525,987	101,798	627,785
Interest Expense	28,099	86,748	114,847

	817,097	381,867	1,198,964

Net Loss Before Minority Interest and taxes	(104,919)	(122,170)	(227,089)
Minority Interest	—	(51,136)	(51,136)
Income Taxes	41,187	—	41,187

Net Loss From Continuing Operations	(146,106)	(71,034)	(217,140)
Net Income From Discontinued Operations	—	8,101	8,101

Net Loss	$(146,106)	$(62,933)	$(209,039)

Property and Equipment Additions	$4,192,236	$22,031	$4,214,267

Total Assets	$3,831,715	$3,893,210	$7,724,925

11. Investment in Unconsolidated Affiliates
     The Company holds an investment in an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company began investing in Kykuit during the current quarter. Kykuit has a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. The Company is the managing member and 40% owner of Kykuit. The current investment by the Company in this venture is $1,140,000. It is anticipated that drilling will begin in the early spring of 2008. The following table displays the balance sheet and income statement of Kykuit at September 30, 2007.

At September 30, 2007
Current Assets	$169,399
Unproved Leaseholds	3,532,947
Furniture and Fixtures, Net of Depreciation	44,375

$3,746,721

Current Liabilities	$91,646
Paid in Capital	3,733,144
Accumulated Deficit	(78,069)

$3,746,721

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

For the Three Months
ended September 30, 2007

Total Revenues	$—
Total Expenses	78,069

Net Loss	$(78,069)

12. Commitments and Contingencies
Environmental Matters
     The oil and natural gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.
Oil and Natural Gas Contracts
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC, a related party, for well operations and to sell oil and natural gas production. The original term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier. The original contract was amended November 14, 2006 and filed as exhibit 10.4 to the Form 10-QSB for the nine months ended September 30, 2006. The Amendment No. 1 to the Oil and Gas Operations and Sale Agreement modified the original terms to create less cumbersome paperwork in tracking cost sharing between the companies. The gross price received by the company for each month in the quarter ended September 30, 2007 was $10.98. The price received is relative to the contracts that Great Plains has negotiated in the marketplace. When new contracts are negotiated, the price paid to the Company will change also. Obviously, there are no guarantees that the price will continue at this rate in the future.

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
     Shortly thereafter, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. In May 2007, the Company sold one of its two remaining self-storage facilities. The Company currently has two segments: one composed of a self-storage facility located in Painesville, Ohio and one that is actively drilling oil and natural gas wells currently in Northeast Ohio. Future plans include drilling in Montana under the joint venture into which the Company recently entered.
     The Company’s wells are mostly owned and operated by John D. Oil and Gas Company, although there are a limited number of joint interests and non-operator working interest wells. At September 30, 2007, the Company had a total of thirty-five producing wells.
     The Company cannot guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
Critical Accounting Policies
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, depreciation and depletion, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Mr. Osborne, the Company’s Chairman and CEO. On September 29, 2006, the Company and Mr. Osborne entered into an unsecured loan agreement with Charter One Bank for a one year line of credit in the amount of $5.0 million. This agreement was subsequently modified in February 2007 to increase the loan to $7.5 million and in April 2007 to increase the loan to $9.5 million including a security agreement for substantially all of the Company’s assets. Additionally during August and September 2007, the Company borrowed a total of $1,880,000 from Great Plains Exploration, LLC under three promissory notes. Subsequently the Company borrowed an additional $1.0 million from Great Plains on October 10, 2007. While Mr. Osborne currently personally guarantees substantially all of the Company’s debt, he is under no legal obligation, requirement or agreement to guarantee any refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.
     The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section below.
     The Company’s current assets decreased $1,352,233, or 61.3%, to $854,735 at September 30, 2007 from $2,206,968 at December 31, 2006 while property and equipment, net increased $4,746,423. Current assets decreased largely due to the sale of the available for sale securities and the sale of assets related to discontinued operations. Property and equipment changed largely due to the investment of cash resources into development drilling projects.
     The Company’s current liabilities increased $4,979,783, or 96.3%, to $10,149,826 at September 30, 2007, from $5,170,043 at December 31, 2006. The increase is largely the result of the additional borrowings and accounts payable resulting from the current drilling program.
     The Company had a positive cash flow from operating activities of $1,941,127 for the nine months ended September 30, 2007 compared to a positive cash flow of $385,574 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 the positive cash flow was higher than the nine months ended September 30, 2006 largely due to an increase in payables and increased profitability from the current drilling program.
     The Company had a negative cash flow from investing activities of $5,641,554 for the nine months ended September 30, 2007 compared to a negative cash flow of $4,214,267 for the nine months ended September 30, 2006. Both of the cash uses were largely due to expenditures for drilling new oil and natural gas wells, with September 30, 2007 showing a higher decrease due to expenditures for the new Kykuit joint venture offset by the receipt of funds from the sale of the Gahanna self-storage facility in May 2007 and the sale of securities during the second quarter of 2007.
     The Company had a positive cash flow from financing activities of $3,714,890 for the nine months ended September 30, 2007 compared to a positive cash flow of $2,975,359 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 the positive change was largely due to additional borrowings on the line of credit and the related party loan offset by the payoff of the Gahanna self-storage facility loan. For the nine months ended September 30, 2006 the positive change was largely due to the receipt of proceeds from private stock offerings.
Material Changes in Results of Operations
Revenues from Continuing Operations
     Total revenues from continuing operations increased $264,535, or 56.4%, to $733,192 for the three months ended September 30, 2007, from $468,657 for the three months ended September 30, 2006. Total revenues from continuing operations increased $1,295,179, or 133.3%, to $2,267,054 for the nine months ended September 30, 2007, from $971,875 for the nine months ended September 30, 2006. The increases are largely the result of the Company’s expanded drilling program. At September 30, 2007, thirty four wells were producing. At September 30, 2006, thirteen wells were beginning production.
Expenses from Continuing Operations
     Interest expense from continuing operations increased $126,741, or 322.0%, to $166,104 for the three months ended September 30, 2007 compared to $39,363 for the three months ended September 30, 2006. Interest expense from continuing operations increased $281,228, or 244.9%, to $396,075 for the nine months ended September 30, 2007 compared to $114,847 for the nine months ended September 30, 2006. Interest expense increased largely due to additional borrowing on the line of credit and related party note obtained to finance the oil and natural gas operations and the Kykuit venture. Additionally the Company recorded expense for plugging the wells that were impaired this quarter.
     Property taxes and insurance expenses from continuing operations increased $29,310, or 295.2%, to $39,239 for the three months ended September 30, 2007 compared to $9,929 for the three months ended September 30, 2006. Property taxes and insurance expenses from continuing operations increased $49,611, or 86.0%, to $107,308 for the nine months ended September 30, 2007 compared to $57,697 for the nine months ended September 30, 2006. Property taxes and property insurance increased in 2007 largely due to a re-evaluation of the taxes on the Painesville self-storage property.
     Self-storage property operating expenses from continuing operations decreased $585, or 2.2%, to $26,366 for the three months ended September 30, 2007 compared to $26,951 for the three months ended September 30, 2006. Self-storage property operating expenses from continuing operations increased $2,898, or 3.9%, to $76,954 for the nine months ended September 30, 2007 compared to $74,056 for the nine months ended September 30, 2006. The increase in property operating expenses was spread over a variety of categories.
     Oil and natural gas production costs from continuing operations increased $55,168, or 343.2%, to $71,243 for the three months ended September 30, 2007 compared to $16,075 for the three months ended September 30, 2006. Oil and natural gas production costs from continuing operations increased $174,189, or 423.5%, to $215,315 for the nine months ended September 30, 2007 compared to $41,126 for the nine months ended September 30, 2006. At September 30, 2007, thirty four wells were producing. At September 30, 2006, thirteen wells were beginning production. These expenses consist primarily of well management, water hauling and service rig expenses.
     The Company’s equity interest in Kykuit shows a loss of $23,420 for the three and nine months ended September 30 2007. The Kykuit joint venture began operations in August 2007. It is anticipated that the drilling for this venture will not begin until early spring of 2008.

     Legal and professional fees increased $7,412 or 15.1% to $56,582 for the three months ended September 30, 2007 compared to $49,170 for the three months ended September 30, 2006. Legal and professional fees increased $1,266 or 0.9% to $149,380 for the nine months ended September 30, 2007 compared to $148,114 for the nine months ended September 30, 2006. The increase for the three months ended is largely due to the late receipt of a legal bill relating to the review of the Form 10-KSB in the first quarter of 2007.
     General and administrative expenses from continuing operations increased $51,092, or 33.3%, to $204,334 for the three months ended September 30, 2007 compared to $153,242 for the three months ended September 30, 2006. General and administrative expenses from continuing operations increased $156,360, or 37.1%, to $578,334 for the nine months ended September 30, 2007 compared to $421,974 for the nine months ended September 30, 2006. The increase is due to various factors including higher payroll from increased staff levels to support our growth and normal annual raises, fees paid to the Board of Directors and increased auto lease expense and travel expenses.
     Impairments totaled $676,485 for the nine months ended September 30, 2007. The Company decided to write off two dry wells. One of the wells is from the current drilling program and the other well is a deep exploratory well in the Rose Run formation in Painesville, Ohio which has been unproductive despite the Company’s best efforts. Impairments and dry wells could happen in future quarters, particularly in an aggressive drilling program.
     Depreciation, depletion and amortization expenses from continuing operations increased $131,315, or 119.2%, to $241,484 for the three months ended September 30, 2007 compared to $110,169 for the three months ended September 30, 2006. Depreciation, depletion and amortization expenses from continuing operations increased $480,736, or 140.9%, to $821,886 for the nine months ended September 30, 2007 compared to $341,150 for the nine months ended September 30, 2006. Depreciation, depletion and amortization increased primarily due to higher recorded well costs and increased well production in 2007 than 2006, when the Company began its drilling program.
Income (Loss) from Continuing Operations
     The Company has a loss from continuing operations of $772,065 for the three months ended September 30, 2007 compared to net income of $22,571 for the three months ended September 30, 2006. The Company’s loss from continuing operations was $778,103 for the nine months ended September 30, 2007 compared to a loss of $217,140 for the nine months ended September 30, 2006. The Company’s losses increased primarily due to impairment expense on two wells taken in this quarter and additional interest expense paid on debt to fund the well drilling programs.
Income from Discontinued Operations
     The Company’s income from discontinued operations decreased $1,394, to a net loss of $1,389 for the three months ended September 30, 2007 from income of $5 for the three months ended September 30, 2006. The Company’s income from discontinued operations increased $279,003, to income of $287,104 for the nine months ended September 30, 2007 from income of $8,101 for the nine months ended September 30, 2006. The nine month increase was due to recording the gain on sale of the Gahanna self-storage facility of $294,587.
Net Income (Loss)
     The Company had a net loss from operations of $773,454, for the three months ended September 30, 2007 compared to net income of $22,576 for the three months ended September 30, 2006. The Company had a net loss from operations of $490,999 for the nine months ended September 30, 2007 compared to a net loss of $209,039 for the nine months ended September 30, 2006. The Company’s losses for the nine months ended

September 30, 2006 included a reduction in expense by allocating part of the net loss to a minority interest asset. The Company ceased this practice in 2006 and wrote-off the asset at December 31, 2006 as it was deemed not to be collectible. The Company’s net loss in 2007 increased largely due to recording an impairment loss on two wells which was offset partially by the gain on sale of the Gahanna self-storage facility of $294,587 and additional oil and natural gas production revenue with the increase in the number of wells drilled and producing.
Interest Rate Risk
     Interest rate risk is the risk that interest rates will increase, which will cause the Company’s interest expense on its variable rate loans to increase.
     All of the Company’s debt, totaling $9.0 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $90,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.
Off-Balance Sheet Arrangements
     The Company has off-balance sheet arrangements at September 30, 2007 and December 31, 2006, respectively. Specifically, the Charter One Line of Credit, the Company may be responsible should Mr. Osborne not pay down his portion of the loan which currently has a balance of $3.8 million at September 30, 2007. Additionally, the Company may be responsible for any debt that Kykuit incurs in the future should the other members of the partnership default on their responsibilities. Certainly the Company feels that either of these scenarios is highly unlikely. Details of these transactions may be reviewed in notes 5 and 11 of this filing.
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

Item 3. Disclosure Controls and Procedures
     As of September 30, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Further, there were no significant changes in internal control during the quarter ended September 30, 2007 that are judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings to which the Company is a party or to which any of its assets are subject. Therefore, the Company does not believe that any pending proceedings will have a material adverse effect on the Company’s financial condition, liquidity or results of operation.
Item 6. Exhibits
10.18*	Amended and Restated Operating Agreement of Kykuit Resources, LLC dated October 24, 2007

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN D. OIL AND GAS COMPANY
/s/ Richard M. Osborne	Dated: November 14, 2007
Richard M. Osborne
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: November 14, 2007
C. Jean Mihitsch
Chief Financial Officer (Principal Financial and Accounting Officer)