Form 10KSB
period 2007-12-31
JOHN D. OIL & GAS CO
filed 2008-03-28
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Small Business Issuer as specified in its charter)

MARYLAND	94-6542723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060
(Address of principal executive office)
Issuer’s telephone number, including area code: (440) 255-6325
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: SHARES OF COMMON STOCK
Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Issuer’s revenues for its most recent fiscal year were $3,321,421.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
On March 8, 2008, the aggregate market value was $2,647,748 computed as the average bid and asked price of $.60 per share times the total shares held by non-affiliates of 4,412,913.
The Issuer had 9,019,015 shares of common stock outstanding on March 5, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2008 are incorporated by reference into Part III of this 10-KSB.
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
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The current exchange factor is ..1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2007, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated one self-storage facility located in Painesville, Ohio. During April 2005, the Company sold 18 self-storage facilities and in May 2007, the Company sold one of the two remaining self-storage facilities. Because LSS’s losses reduced the initial investment by the minority interest to a receivable, the Company wrote-off the minority interest in 2006 as it was deemed not to be collectible.
     In conjunction with the name change from Liberty Self-Stor, Inc. to John D. Oil and Gas Company on June 27, 2005, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. The Company is actively drilling oil and natural gas wells in Northeast Ohio. The Company currently has forty two producing wells. The Company can not guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
Discontinued Operations.
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
Oil and Natural Gas Overview.
     The Company had redirected its efforts to oil and natural gas exploration in 2006 to increase cash flow and enhance shareholder value. At December 31, 2007, the Company had forty two wells in production. The Company’s wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of joint interest wells. The new wells in 2007 were drilled largely during the last half of the year.
     We are also an owner and the managing member of Kykuit Resources, LLC, which owns a 75% interest in natural gas and oil rights located in the Montana Breaks area of Montana.
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
     Oil and Natural Gas Environmental and Other Regulations. The oil and natural gas business is regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon natural gas and oil wells. Under these laws and regulations, industry participants could be liable for personal injuries, property damage and other damages. These laws and regulations may:
•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetland and other protected areas;

•	require remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from operations; and

•	with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.
     Failure to comply with these laws and regulations could result in the suspension or termination of operations and subject companies to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.
     The environmental laws and regulations applicable to the Company and its operations include, among others, the following United States federal laws and regulations:

•	Clean Air Act, and its amendments, which governs air emissions;

•	Clean Water Act, which governs discharges to waters of the United States;

•	Comprehensive Environmental Response, Compensation and Liability Act, which imposes liability where hazardous releases have occurred or are threatened to occur;

•	Energy Independence and Security Act of 2007, which prescribes new fuel economy standards and other energy saving measures;

•	National Environmental Policy Act, which governs oil and gas production activities on federal lands;

•	Resource Conservation and Recovery Act, which governs the management of solid waste;

•	Safe Drinking Water Act, which governs the underground injection and disposal of wastewater; and

•	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.
     On the state level, significant change in the Ohio oil and natural gas industry occurred in September 2004. House bill 278 became the effective law of Ohio, which recognizes the Ohio Division of Mineral Resources Management, or “DMRM,” as the sole and exclusive authority to regulate the permitting, location and spacing of oil and gas wells. The result is the effective elimination of township and municipal regulation that significantly disrupted new oil and natural gas development. The change streamlines previously cumbersome permitting and regulation imposed by townships and municipalities, since a centralized agency, the DMRM now handles all permitting and enforces the laws regulating drilling and producing activities.
Self-Storage Overview.
     As of December 31, 2007, the Company owned and operated one self-storage facility consisting of 31,660 square feet of inside rentable storage and 21,085 square feet of office and retail space, situated in Painesville, Ohio.
     Self-Storage Competition. The facility competes with a variety of other self-storage companies, including national, regional and local companies. The facility has at least two other self-storage facilities within a five mile radius. Many of the Company’s competitors are larger and have substantially greater financial resources than the Company. Local competition has the effect of keeping both occupancy and rental rates down. If competition increases, the Company could experience a decrease in its existing occupancy levels and rental rates, which could decrease the cash available for distribution. In addition, as has happened recently in markets across the country, the self-storage industry has at times experienced overbuilding in response to perceived increases in demand. Continued overbuilding might cause the Company to experience a decrease in occupancy levels, limit the Company’s ability to increase rents, and compel the Company to offer discounted rents.
     Self-Storage Environmental and Other Regulation. The Company is subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. The Company has not received any notice from any governmental authority or private party of any material environmental noncompliance, claim or liability in connection with the self-storage facility. The Company is not aware of any environmental condition with respect to the self-storage facility that could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
     Under various federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances violated a tenant’s lease. The Company prohibits the storage of hazardous or toxic substances in its lease agreements with its tenants; however, the Company is not in a position to know what a tenant stores at its self-storage facility. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property, may adversely affect the owner or operator’s ability to use the contaminated property as collateral in connection with borrowing money. In connection with the ownership of the self-storage facility, the Company may be potentially liable for any cleanup costs.
     The Company conducted a Phase I environmental audit for the self-storage facility when it was acquired that did not reveal any need for remediation.

     The Company’s self-storage facility is also generally subject to the same types of local regulations governing other real property, including zoning ordinances. The Company believes that the self-storage facility is in substantial compliance with all such regulations.
Subsequent Events.
     In February 2008, we sold 650 shares of our newly-authorized Series A convertible preferred stock in a private placement for $100,000 per share. For additional information, please see Note 14 “Subsequent Events” of our notes to consolidated financial statements.
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
Employees.
     The Company currently employs nine full-time and one part-time employee, including one on-site manager. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.
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
     The natural gas and oil industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of natural gas reserves. We have financed capital expenditures primarily with equity infusions from existing investors, cash flow from operations and proceeds from loans. We cannot guarantee that these sources of funds will be adequate to fund our capital needs.
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
The oil and natural gas industry is highly regulated.
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
Risks Related to the Self-Storage Facility Business
     These risks and uncertainties include, but are not limited to:
•	the Company’s ability to increase occupancy and rental rates at its self-storage facility;
•	the ability to refinance the Company’s debt on its self-storage facility as it becomes due, including, without limitation, the Company’s maturing long-term debt;
•	changes in local real estate conditions;
•	decreases in occupancy rates; and
•	the Company’s ability to sell the facility, if business and time warrant in the future.
Risks Related to the Company
We need to raise additional capital, which may not be available to us and may limit our operations or growth.
     We need additional capital to fund the implementation of our business plan. We cannot assure you that any necessary subsequent financing will be successful. The Company’s future liquidity and capital requirements are difficult to predict as they depend upon many factors, including the success of its drilling operations and competing market developments. We may need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities. We cannot be certain that the Company will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth and operations may be impeded. In addition, if we raise additional capital by selling additional shares of common or preferred stock, your percentage ownership in the Company will be diluted.
We may not be able to repay or refinance our maturing debt.
     If the Company determines to refinance or retire any of its maturing debt, there can be no assurance that the Company will be able to do so. Our cash flow from operating activities is currently not sufficient to retire our debt as it matures. In addition, a significant portion of our debt is held by a related party and is due on demand. If adequate funds are not available or not available on acceptable terms, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations.

We have a limited history of operating the oil and natural gas assets we have acquired.
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
     Richard M. Osborne, our Chairman and CEO, and Thomas J. Smith, former president and current board member, own or control an aggregate 39.0% of our outstanding shares, 49.9% if their partnership units were converted into shares. Accordingly, management possesses a near controlling vote on all matters submitted to a vote of our shareholders and has the ability to elect all members of our board of directors and to control our management and affairs. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
Our management team is subject to various conflicts of interest.
     Great Plains, a company owned by Richard M. Osborne, our Chairman and CEO, manages our oil and natural gas business and purchases all of our natural gas production. In turn, Great Plains sells a portion of our natural gas to Orwell Natural Gas Company, a public utility that is also owned by Mr. Osborne. Great Plains has also loaned $3.8 million to us to fund our operations. We lease our executive offices from OsAir, Inc., a company owned by Mr. Osborne. Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., which makes trucks available for short-term rental to the public at our self-storage facility and also provides other merchandise at this facility. These arrangements create inherent conflicts of interest, although we believe that the terms we receive from Mr. Osborne’s companies are competitive with those we would receive from unaffiliated companies. In addition, members of our management team are participating in other oil and natural gas drilling enterprises or other organizations or associations formed for the development of oil and natural gas properties, some of which may be competitive with the Company. John D. may compete with these other companies for drill sites and customers to purchase their products, creating further conflicts of interest. Management is not restricted in the conduct of any of these additional activities. No specific method for the resolution of these or other conflicts of interest has been devised.
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

Item 2. Description of Property
Oil and Natural Gas Wells
     At December 31, 2007, the Company had forty two wells in production. During 2006, our first year of production, the Company had twenty one wells in production. The wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of joint interests. These wells are located in Northeast Ohio. Additionally there were no estimates of total proved net oil or natural gas reserves filed with or included in reports to any other federal authority or agency during 2007 or 2006.
     The following table presents the net oil and natural gas production, net sales, average sale price and average unit costs per mcfe for the periods indicated:

	2007	2006
Net Production
Natural Gas (mcf)	349,997	165,561
Oil (bbl)	3,715	1,016

Natural Gas Equivalent (mcfe)	372,287	171,654

Net Sales
Natural Gas	$2,730,840	$1,312,457
Oil	198,519	52,040

Total Sales	$2,929,359	$1,364,497

Average Sale Price
Natural Gas (mcf)	$7.80	$7.93
Oil (bbl)	$53.44	$51.25
Natural Gas Equivalent (mcfe)	$7.87	$7.95

Average Unit Costs per mcfe
Well operating expenses	$335,135	$91,439
Average Cost/mcfe	$0.90	$0.53
     Estimated Proved Reserves. The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States, based on reserve reports prepared by Schlumberger Data and Consulting Services:

	2007		2006
	Natural Gas	Oil	Natural Gas	Oil
	(MCF)	(BBLs)	(MCF)	(BBLs)
Proved developed and undeveloped reserves:
Beginning of year	1,348,600	14,800	—	—
Revision of previous estimates, extensions and other additions	478,380	4,348	1,514,200	15,800
Net reserve additions	1,169,002	21,891	—	—
Production	(349,997)	(3,715)	(165,600)	(1,000)

End of year	2,645,985	37,324	1,348,600	14,800

Proved developed reserves:
Beginning of year	1,348,600	14,800	—	—

End of year	2,645,985	37,324	1,348,600	14,800

     Productive Wells. The following table presents the information relating to the productive wells in which we owned a working interest during the periods indicated. Productive wells consist of producing wells and wells capable of production. The Company’s wells are drilled to produce natural gas with oil being a by-product. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	2007		2006
	Gross	Net	Gross	Net
Productive Wells:
Operated	37	36	21	20
Non-Operated Properties	5	2	—	—

Total	42	38	21	20

     Drilling Activity. The Company began its drilling activity in 2006, concentrating its efforts on development properties. The following table presents information relating to wells completed during the periods indicated:

	2007		2006
	Gross	Net	Gross	Net
Gross wells:
Productive	21	18	21	20
Dry	5	5	1	1

Total	26	23	22	21

     Developed and Undeveloped Acreage. The following presents information relating to developed and undeveloped acreage that the Company currently has leased. Developed are those properties that are currently drilled and undeveloped acreage relates to lease acres on which wells have not been drilled or completed.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Geographic Area:
Ohio	2,138	2,066	5,044	5,044
     Present Activities. As of December 31, 2007, the Company had five additional drilled wells to be brought on line. Additionally during the first quarter of 2008, three more wells were drilled.
     Leases. The rights to drill an oil and natural gas well on a parcel of property are dependent on the producer securing a land lease for the mineral rights to drill for the oil and natural gas. Typically the lease agreement will rent the rights to the minerals on the property for a specific time frame, varying from one to ten years. An executed lease with a producer gives exclusive rights for drilling on the property and another agreement cannot be signed until it has expired.
     Insurance. The Company has purchased a commercial liability policy to cover its oil and natural gas activities. The Company’s management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on the Company’s investments at a reasonable cost and on suitable terms.
     Depreciation. Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves.

Self-Storage Facility
     As of December 31, 2007, the Company owned and operated one self-storage facility located in Painesville, Ohio. The Painesville self-storage facility was acquired in October of 2000 with 31,660 of rentable square footage situated on 3.20 acres including 364 units with outside space available for parking vehicles. The occupancy rate is 37.47% and the annual rental rate is $9.00 per square foot at December 31, 2007. The self-storage units are inside and difficult to rent due to access being limited by using an elevator or stairs. In addition, Painesville has 21,085 square feet of office and retail space, with an occupancy rate of 96.7% and an annual rental rate of $10.11 per square foot at December 31, 2007.
     Property Management. The self-storage facility is operated under the “Liberty Self-Stor, Ltd.” trade name and has an on-site manager. The manager reports to the Company’s Vice President of Operations. The facility is staffed eight hours per day, six days a week, with client access seven days a week from 6 a.m. to 10 p.m. The facility is located in Painesville, Ohio.
     Leases. Self-storage space at the facility is leased on a monthly basis using a standard form lease agreement. Attached to each lease agreement is a lease addendum notifying lessees that they store goods at their own risk.
     Insurance. In the opinion of the Company’s management, the self-storage facility is adequately covered by insurance. The facility has a limit on coverage determined by management and the Company’s insurance company, and policy carries a $1,000 deductible. The Company’s responsibility for losses extends only to the actual property owned by the Company and not the property of tenants. Tenants are responsible for insuring their own belongings stored at the facility. In addition, the Company maintains title insurance insuring fee title to the self-storage facility in an aggregate amount believed to be adequate.
     Mortgages. The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with a current interest rate of 7.355%, using a 20-year amortization period. The principal amount of the loan as of December 31, 2007, was $1,386,457.
     Depreciation. Depreciation of fixed assets is computed using the straight-line method and is based upon useful lives of 25 years for buildings and improvements and five to seven years for personal property.
Investment Policy
     The Board of Directors, in its sole discretion, may change or modify the Company’s investment objective. In particular, with the new business plan, the Company was taxed as a C Corp in 2007 and 2006 due to entering into the business of extracting and producing oil and natural gas products. Additionally, the Company engaged in purchasing investments in 2006, held as available for sale securities, which were sold in 2007.
     Activities of the Company. Subject to Maryland law, the Company has the ability to:
•	issue senior securities;

•	borrow money;

•	make loans;

•	underwrite securities of other issuers;

•	engage in the purchase or sale of investments;

•	offer securities in exchange for property;

•	repurchase or otherwise reacquire its shares or other securities; and

•	provide annual reports and other reports to stockholders which contain annual audited financial statements.

     The Company could borrow money necessary to acquire properties, could offer preferred senior securities, could offer interests of the operating partnership in exchange for properties, and make annual reports with audited financial statements. The Company has no current plans to engage in any of the other listed activities. During each of the last three years, the Company filed annual and quarterly reports with the SEC. The Company’s ability to engage in any of the above activities is subject to change without the approval of stockholders.
     Investment Strategy. The Company previously focused on the acquisition, expansion and development of a portfolio of self-storage facilities. After the sale of significantly all of its self-storage facilities in April 2005, the Company decided to capitalize on other investment opportunities to increase shareholder value. The Board of Directors approved redirecting the Company’s focus to the oil and natural gas business. The name was changed and the Company positioned itself for the business plan change that commenced fully in 2006. The Company plans to pay for its current and future plans with cash, debt, the issuance of debt securities, the sale of equity securities and funds from operations.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities.
     Market Information. The Company’s shares of common stock, $0.001 par value per share, trade on the Over-the-Counter Bulletin Board Market, or OTCBB, under the symbol “JDOG.”
     The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company’s common stock for each quarter within the Company’s last two fiscal years. Because the Company’s common stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
2007
First Quarter	$0.65	$0.52
Second Quarter	0.75	0.30
Third Quarter	1.01	0.55
Fourth Quarter	0.90	0.60

2006
First Quarter	$1.00	$0.40
Second Quarter	0.80	0.60
Third Quarter	1.20	0.61
Fourth Quarter	0.80	0.52

     Record Holders. As of March 5, 2008, the Company’s shares of common stock were held of record by approximately 1,721 shareholders. This number does not include the number of persons who hold stock in nominee or “street name” accounts through brokers or banks.
     Dividends. No dividends were paid to the Company’s stockholders in 2007 and 2006.
     In accordance with the Company’s organizational documents, dividend distributions are at the discretion of the Company’s directors. The Company has no current plans to pay dividends and instead intends to reinvest any profits in the Company.
     Issuance of Common Stock. In December of 2007, the Board of Directors of the Company granted five of its outside board members 4,167 shares of common stock valued at $0.60 per share. The total shares awarded of 20,835 were issued as partial compensation for their board participation.
     During 2006, the Company had several instances where stock was issued. A private placement offering in the first half of 2006 sold 2.2 million shares to two board members and 2.6 million shares to private investors. The proceeds received from these private placements were used for general corporate purposes and costs associated with the Company’s oil and natural gas production business.
     Purchases of Common Stock. The Company did not purchase any shares of its common stock in 2007 or 2006.
     The information relating to the Equity Compensation Plan is incorporated herein by reference to the Registrant’s definitive Proxy Statement, relating to its 2008 Annual Meeting (“Proxy Statement”), under the caption “Equity Compensation.” The Proxy Statement will be filed with the SEC no later than April 30, 2008.
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
     Shortly thereafter, the Company approved a change to its business plan to permit it to enter into the business of extracting and producing oil and natural gas products. During May 2007, the Company sold a self- storage facility located in Gahanna, Ohio. The Company currently has two segments: one composed of the remaining self-storage facility located in Painesville, Ohio and one that is actively drilling oil and natural gas wells in Northeast Ohio.
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

Principles of Consolidation
     Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method. Our investment in an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”), is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At December 31, 2007, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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

     At December 31, 2007, two parcels of land were categorized as Assets Held for Sale totaling $204,762. This land is adjacent to one of the self-storage facilities sold to U-Store-It in April 2005. At December 31, 2007, the Company had entered into an agreement for a possible sale of the land. Subsequently on February 1, 2008, the land was sold to Richard M. Osborne, Chairman of the Board, for its book value.
Asset Impairment
     The Company reviews its self-storage property and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. In evaluating its capitalized well costs, the Company wrote off the costs related to five wells amounting to $1,041,067 in 2007.
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
Stock-Based Compensation
     The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2007 and 2006, 135,000 stock options were outstanding. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 with compensation expense to be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares during the years ended December 31, 2007 and 2006 was $4,548 and $1,894, respectively.
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
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material effect on the Company’s financial statements. The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2007.
     The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.
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
Cash-flow Restatement
     At December 31, 2007, the Company restated the December 31, 2006 financial statements due to the classification of discontinued operations.
Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at December 31, 2007.
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and natural gas operations. The Company believes that short-term cash flow needs will be met by selling stock in private placements, borrowing from related parties and partnering the working interest of future wells as joint ventures. A private placement offering occurred in 2006 and the Company sold preferred shares in early 2008. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.
     If the Company determines to refinance or retire any of its maturing debt, there can be no assurance that the Company will be able to do so. A significant portion of the Company’s debt is due on demand. If adequate funds are not available or not available on acceptable terms, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations or growth or acquire additional properties or to meet its obligations.
     Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Mr. Osborne, the Company’s Chairman and CEO. On September 29, 2006, the Company and Mr. Osborne entered into an unsecured loan agreement with Charter One Bank for a one year line of credit in the amount of $5.0 million. This agreement was subsequently modified in February 2007 to increase the loan to $7.5 million and in April 2007 to increase the loan to $9.5 million including a security agreement for substantially all of the Company’s assets. Additionally during 2007, the Company borrowed a total of $3.8 million from Great Plains Exploration, LLC under six promissory notes. This debt is due on demand. While Mr. Osborne currently personally guarantees substantially all of the Company’s debt, he is under no legal obligation, requirement or agreement to guarantee any refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.

     The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.
     The Company’s current assets decreased $954,373 or 43.2%, to $1,252,595 at December 31, 2007 from $2,206,968 at December 31, 2006. Current assets in 2007 were lower than 2006 due to the sale of assets related to discontinued operations and the sale of available for sale securities in 2007.
     The Company’s current liabilities increased $6,719,203 to $11,889,246 at December 31, 2007, from $5,170,043 at December 31, 2006. The increase is largely the result of the additional borrowings and accounts payable resulting from the drilling program.
     The Company had a positive cash flow from operating activities of $1,967,869 for the year ended December 31, 2007 compared to a positive cash flow of $431,872 for the year ended December 31, 2006. The increase in cash flow from operating activities from 2006 to 2007 was largely the result of an increase in payables and increased profitability from the current drilling program.
     The Company had a negative cash flow from investing activities of $7,572,630 for the year ended December 31, 2007 compared to a negative cash flow of $6,567,704 for the year ended December 31, 2006. Both of the cash uses were largely due to expenditures for drilling new oil and natural gas wells. During 2007 there were expenditures for the new Kykuit Resources LLC joint venture and increased expenditures for oil and natural gas wells, offset by the receipt of funds from the sale of the Gahanna self-storage facility in May 2007 and the sale of securities during the second quarter of 2007.
     The Company had a positive cash flow from financing activities of $5,611,348 for the year ended December 31, 2007 compared to a positive cash flow of $5,281,111 for the year ended December 31, 2006. The positive change in 2007 was largely the result of borrowing on the line of credit and the related party loan offset by the payoff of the Gahanna self-storage facility. For the year ended December 31, 2006 the positive change was largely due to receipt of proceeds from a private stock offering.
     During 2006, the Company had several instances where stock was issued. A private placement offering in the first half of 2006 sold 2.2 million shares to two board members and 2.6 million shares to private investors. The proceeds received from these private placements were used for general corporate purposes and costs associated with the Company’s oil and natural gas production business.
     Additionally, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust, for which Richard M. Osborne is the sole trustee, in satisfaction of the amount of $683,461 for the outstanding balance on the revolving demand note dated January 1, 2006, various accounts payables and accounts receivables.
     The following table sets forth the maturity dates and the total of the Company’s long-term debt and line of credit as of December 31, 2007, as well as future commitments under the Company’s office space lease.

Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	Total

Long-Term Debt	$100,725	$1,285,732	$1,386,457
Line of Credit	5,700,000	—	5,700,000
Note Payable to Related Party	3,800,000	—	3,800,000
Operating Lease*	16,200	4,050	20,250

Total Contractual Cash Obligations	$9,616,925	$1,289,782	$10,906,707

*	The operating lease for office space was renegotiated on April 1, 2006 with a three year term ending March 2009, at a rental of $1,350 per month, which is reflected in the above table.
Material Changes in Results of Operations
Revenues from Continuing Operations
     Total revenues from continuing operations and interest income increased $1,599,471, or 92.9%, to $3,321,421 for the year ended December 31, 2007, from $1,721,950 for the year ended December 31, 2006. The increases are largely the result of oil and natural gas production occurring from the increase in drilling producing wells.
Expenses from Continuing Operations
     Interest expense from continuing operations increased $371,757, or 187.8%, to $569,672 for the year ended December 31, 2007 compared to $197,915 for the year ended December 31, 2006. Interest expense increased largely due to additional borrowing on the line of credit and related party loans obtained to finance the oil and natural gas operations and the Kykuit venture.
     Property taxes and insurance expenses from continuing operations decreased $3,916, or 3.3%, to $113,293 for the year ended December 31, 2007 compared to $117,209 for the year ended December 31, 2006. Property taxes and property insurance decreased in 2007 largely due to an adjustment by the Lake County Board of Revision to the appraised property value on the Painesville self-storage property partially offset by an insurance policy that was taken out to protect the Company from liability losses relating to the oil and natural gas business ventures.
     Self-storage property operating expenses from continuing operations increased $3,383, or 3.4%, to $103,123 for the year ended December 31, 2007 compared to $99,740 for the year ended December 31, 2006. The increase in property operating expenses was spread over a variety of categories.
     Oil and natural gas production costs from continuing operations increased $243,696, or 266.5%, to $335,135 for the year ended December 31, 2007 compared to $91,439 for the year ended December 31, 2006. The increase is largely the result of the change in the number of producing wells in 2007 to 2006. At December 31, 2007, forty two wells were producing. At December 31, 2006, twenty one wells were beginning production. These expenses consist primarily of well management, water hauling and service rig expenses.
     Legal and professional fees increased $7,387, or 3.2%, to $235,640 for the year ended December 31, 2007 compared to $228,253 for the year ended December 31, 2006.

     General and administrative expenses from continuing operations increased $182,652, or 30.3%, to $786,021 for the year ended December 31, 2007 compared to $603,369 for the year ended December 31, 2006. The increase in general and administrative expenses is due to various factors including increased advertising, auto expense, auto lease expense, meals and entertainment and travel. Additionally, salaries were higher with an increase in staff to support the growth of the company and the Board of Directors had one additional member this year which increased their fees.
     The Company’s equity interest in Kykuit Resources LLC shows a loss of $28,817 for the year ended December 31, 2007. The Kykuit joint venture began operations in August 2007. It is anticipated that the drilling for this venture will not begin until early spring of 2008.
     Impairment and dry well costs from continuing operations increased $27,547, or 2.7%, to $1,041,067 for the year ended December 31, 2007 compared to $1,013,520 for the year ended December 31, 2006. The Company expensed five impaired or dry wells during 2007. Four of the wells are from the current drilling program and the other well is a deep exploratory well in the Rose Run formation in Painesville, Ohio which has been unproductive despite the Company’s best efforts. In 2006, the Company decided to write the Painesville self-storage facility down to its estimated fair market value and wrote off one dry well. Impairments and dry wells could happen in future quarters, particularly in an aggressive drilling program.
     Depreciation, depletion and amortization expenses from continuing operations increased $392,112, or 43.5%, to $1,293,651 for the year ended December 31, 2007 compared to $901,539 for the year ended December 31, 2006. Depreciation, depletion and amortization increased primarily due to higher recorded well costs and increased well drilling in 2007 compared to 2006, when the company began its drilling program.
Loss from Continuing Operations
     The Company’s loss from continuing operations decreased $778,895, or 39.7%, to a loss of $1,184,998 for the year ended December 31, 2007 from a loss of $1,963,893 for the year ended December 31, 2006. The Company’s losses for both years were primarily due to impairments. The lower loss was due to greater oil and natural gas revenues, net of greater operating expenses.
Income from Discontinued Operations
     The Company’s income from discontinued operations was $287,104 from the sale of the Gahanna self-storage facility during May 2007.
Net Loss
     The Company had a net loss from operations of $897,894, for the year ended December 31, 2007 compared to a net loss of $1,961,838 for the year ended December 31, 2006. The Company’s losses in 2007 were primarily due to writing-off five wells for $1,041,067 offset by the gain on the sale of the Gahanna self-storage facility. The Company’s losses in 2006 were primarily due to an impairment expense of $733,258 on the Painesville self-storage facility, writing-off a dry well for $280,262 and $722,204 of depletion expense for the year.
Interest Rate Risk
     Interest rate risk is the risk that interest rates will increase, which will result in an increase in the Company’s interest expense on its variable rate loans.
     All of the Company’s debt, totaling $10.9 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $109,000 on an annual basis. If interest rates increase, the Company’s results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements
     The Company had off-balance sheet arrangements at December 31, 2007. Regarding the Charter One Line of Credit, the Company may be responsible should Mr. Osborne not pay down his portion of the loan which currently has a balance of $3.8 million. Additionally although the Company is not liable for the contribution obligations of other members of Kykuit Resources, LLC, the Company may decide to invest additional funds should any of the other members not meet their future required investments. However the Company believes that either of these scenarios is highly unlikely. Details of these transactions may be reviewed in notes 5 and 7 to the consolidated Financial Statements.
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
     At December 31, 2007 and 2006, the Company had net operating loss carry forwards (NOLS) for future years of approximately $13.5 million and $8.0 million, respectively. These NOLS will expire at various dates through 2027. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.
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
     On April 4, 2006, the Company engaged Hausser + Taylor LLC as its independent accountants. In the fall of 2007, Hauser + Taylor LLC changed their name to Maloney + Novotny LLC.
Item 8A(T). Controls and Procedures

     The management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The Audit Committee of our Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants without management present to ensure that the independent public accountants have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2007 Annual Meeting of Stockholders.
     The Company’s management, including the Company’s chief operating officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007. Further, there were no significant changes in the internal controls, or, to our knowledge, any other factors that could significantly affect such controls subsequent to December 31, 2007.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 8B. Other Information
     None.
PART III
Item 9. Directors, Executive Officers, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act
     The information required by this Item 9 is incorporated herein by reference to the Registrant’s definitive Proxy Statement, relating to its 2008 Annual Meeting (“Proxy Statement,”) under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit committee Report.” The Proxy Statement will be filed with the SEC no later than April 30, 2008.
Item 10. Executive Compensation
     The information required by Item 10 is contained under the caption “Executive Compensation and Other Information” in the Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 11 is contained under the caption “Equity Compensation Plan Information” and “Principal Stockholders” in the Proxy Statement and is incorporated herein by reference.
Item 12. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 12 is contained under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement and is incorporated herein by reference.
Item 13. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust ‘83, the Company and Liberty Self-Stor Limited Partnership (Exhibits A and B to the Agreement and Plan of Merger are Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.1	Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.2	Articles of Amendment of Articles of Incorporation of the Company dated June 27, 2005(Filed as Exhibit 3.1 to Registrant’s Form 8-K dated July 1, 2005 and incorporated herein by reference.)

3.3
Articles Supplementary to John D. Oil and Gas Company’s Articles of Incorporation, as amended, restated and supplemented dated February 12, 2008 (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated February 19, 2008 and incorporated herein by reference.)

3.4	Bylaws of the Company (Filed as Exhibit 3.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

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

10.9
Letter agreement between the Company and Great Plains Exploration, LLC relating to the transfer of oil and natural gas wells dated as of January 1, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

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

10.17
Security Agreement between the Company, Richard M. Osborne and Charter One Bank, N.A., effective as of February 20, 2007 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated February 26, 2007 and incorporated herein by reference.)

Exhibit No.		Description

10.18
Extension Agreement between Richard M. Osborne, John D. Oil and Gas Company and RBS Citizens, N.A., d/b/a Charter One dated October 26, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 26, 2007 and incorporated herein by reference.)

10.19
Extension Agreement effective as of December 28, 2007 between John D. Oil and Gas Company and RBS Citizens, N.A., d/b/a Charter One (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated December 28, 2007 and incorporated herein by reference.)

10.20
Extension Agreement effective as of February 26, 2008 between John D. Oil and Gas Company and RBS Citizens, N.A., d/b/a Charter One (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated February 26, 2008 and incorporated herein by reference.)

10.21
Assignment and Assumption of Lease Purchase and Sale Agreement and First Amendment of Lease Purchase and Sale Agreement entered into as of August 3, 2007 between Great Plains Exploration, LLC and Kykuit Resources, LLC (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.22
Lease Purchase and Sale Agreement dated March 21, 2007 between Hemus, Ltd. and Great Plains Exploration, LLC and First Amendment to Lease Purchase and Sale Agreement dated July 24, 2007 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.23
Joint Venture Development Agreement between Kykuit Resources, LLC and Hemus, Ltd, effective August 3, 2007 (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.24		Operating Agreement of Kykuit Resources, LLC dated May 8, 2007 (Filed as Exhibit 10.5 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.25
Amended and Restated Operating Agreement of Kykuit Resources, LLC dated October 24, 2007 (Filed as Exhibit 10.18 to Registrant’s Form 10-QSB dated September 30, 2007 and incorporated herein by reference.)

10.26	*	First Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC dated December 17, 2007.

10.27	*	Second Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC dated February 27, 2008.

10.28		Cognovit Promissory Note of John D. Oil and Gas Company dated August 3, 2007 (Filed as Exhibit 10.4 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.29		Cognovit Promissory Note of John D. Oil and Gas Company dated August 28, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated August 28, 2007 and incorporated herein by reference.)

10.30		Cognovit Promissory Note of John D. Oil and Gas Company dated September 12, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 12, 2007 and incorporated herein by reference.)

10.31		Cognovit Promissory Note of John D. Oil and Gas Company dated October 10, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 10, 2007 and incorporated herein by reference.)

Exhibit No.		Description

10.32		Cognovit Promissory Note of John D. Oil and Gas Company dated November 20, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2007 and incorporated herein by reference.)

10.33		Cognovit Promissory Note of John D. Oil and Gas Company dated November 30, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 30, 2007 and incorporated herein by reference.)

10.34
Purchase and Sale Agreement effective as of January 30, 2008 between Liberty Self Stor, Ltd. and Richard M. Osborne, Trustee (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated December 28, 2007 and incorporated herein by reference.)

31.1	*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2	*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1	*
Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
Item 14. Principal Accountant Fees and Services
     The information required by Item 14 is contained under the caption “Principal Accounting Firm Fees and Audit Committee Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	JOHN D. OIL AND GAS COMPANY
	By:	/s/ Richard M. Osborne
Richard M. Osborne
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard M. Osborne Richard M. Osborne Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Dated: March 28, 2008

/s/ C. Jean Mihitsch C. Jean Mihitsch Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 28, 2008

/s/ Steven A. Calabrese Steven A. Calabrese Director	Dated: March 28, 2008

/s/ Terence P. Coyne Terence P. Coyne Director	Dated: March 28, 2008

/s/ Richard T. Flenner Jr. Richard T. Flenner Jr. Director	Dated: March 28, 2008

/s/ Mark D. Grossi Mark D. Grossi Director	Dated: March 28, 2008

/s/ Marc C. Krantz Marc C. Krantz Secretary and Director	Dated: March 28, 2008

/s/ Gregory J. Osborne Gregory J. Osborne President and Director	Dated: March 28, 2008

/s/ James R. Smail James R. Smail Director	Dated: March 28, 2008

/s/ Thomas J. Smith Thomas J. Smith Director	Dated: March 28, 2008

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
John D. Oil and Gas Company
We have audited the accompanying consolidated balance sheets of John D. Oil and Gas Company (a Maryland corporation) and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John D. Oil and Gas Company and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Maloney + Novotny LLC
Cleveland, Ohio
March 28, 2008

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$30,479	$23,892
Accounts Receivable	63,739	17,334
Accounts Receivable from Related Parties	919,542	745,302
Available for Sale Securities	—	438,422
Assets Held for Sale	204,762	—
Assets Related to Discontinued Operations, Net	—	950,891
Other Current Assets	34,073	31,127

Total Current Assets	1,252,595	2,206,968

Property and Equipment, Net	12,874,148	7,304,278
Investment in Unconsolidated Affiliate	1,261,930	—
Other Assets	13,894	32,234

TOTAL ASSETS	$15,402,567	$9,543,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$5,700,000	$3,085,000
Current Maturities of Long Term Debt	100,725	86,780
Note Payable to Related Party	3,800,000	—
Accounts Payable	2,063,318	947,084
Accounts Payable to Related Parties	16,468	7,595
Liabilities Related to Discontinued Operations, Net	—	755,345
Accrued Expenses	208,735	288,239

Total Current Liabilities	11,889,246	5,170,043

Long Term Debt, Net of Current Maturities	1,285,732	1,386,422
Asset Retirement Obligation	211,777	90,324
Other Long Term Liabilities	—	—
Commitments and Contingencies	—	—

Shareholders’ Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 9,019,015 and 8,998,180 shares issued and outstanding, respectively	9,019	8,998
Paid-in Capital	28,871,616	28,854,588
Accumulated Deficit	(26,864,823)	(25,966,929)
Accumulated Other Comprehensive Income	—	34

Total Shareholders’ Equity	2,015,812	2,896,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,402,567	$9,543,480

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income
For The Years Ended December 31, 2007 and 2006

	2007	2006
Revenues
Oil and Natural Gas Sales	$2,929,359	$1,364,497
Self-Storage Operation Revenues	348,537	355,512
Interest and Other	43,525	1,941

Total Revenues	3,321,421	1,721,950

Operating Expenses
Interest	569,672	197,915
Property Taxes and Insurance	113,293	117,209
Self-Storage Property Operating Expense	103,123	99,740
Oil and Natural Gas Production Costs	335,135	91,439
Legal and Professional Fees	235,640	228,253
General and Administrative	786,021	603,369
Loss from Unconsolidated Affiliate	28,817	—
Impairments	1,041,067	1,013,520
Depreciation, Depletion and Amortization	1,293,651	901,539

Total Operating Expenses	4,506,419	3,252,984

Loss from Continuing Operations Before Minority Interest and Income Taxes	(1,184,998)	(1,531,034)
Minority Interest	—	(391,672)
Income Taxes	—	(41,187)

Loss from Continuing Operations	(1,184,998)	(1,963,893)
Income (Loss) from Discontinued Operations	(7,483)	2,055
Gain on Sale of Assets from Discontinued Operations	294,587	—

Income from Discontinued Operations	287,104	2,055

Net Loss	$(897,894)	$(1,961,838)

Other Comprehensive Income (Loss):
Change in Fair Value of Available for Sale Securities	(34)	34

Comprehensive Loss	$(897,928)	$(1,961,804)

Weighted Average Basic and Diluted Shares Outstanding	8,999,436	7,285,434

Loss per Common Share from Continuing Operations — Basic and Diluted	$(0.13)	$(0.27)
Income per Common Share from Discontinued Operations — Basic and Diluted	0.03	—

Loss per Common Share — Basic and Diluted	$(0.10)	$(0.27)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2007 and 2006

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2005	$3,082	$25,798,779	$(24,005,091)	$—	$1,796,770

Common Stock Issued in Private Placement, Net of Offering Costs	4,800	2,361,570	—	—	2,366,370
Common Stock Issued for Director Compensation	14	9,986			10,000
Restricted Common Stock Award	—	1,894			1,894
Common Stock Issued in Exchange for Debt	1,102	682,359			683,461
Net Loss			(1,961,838)		(1,961,838)
Change in Fair Market Value of Available for Sale Securities				34	34

Balance at December 31, 2006	$8,998	$28,854,588	$(25,966,929)	$34	$2,896,691

Common Stock Issued for Director Compensation	21	12,480			12,501
Restricted Common Stock Award		4,548			4,548
Net Loss			(897,894)		(897,894)
Change in Fair Market Value of Available for Sale Securities				(34)	(34)

Balance at December 31, 2007	$9,019	$28,871,616	$(26,864,823)	$—	$2,015,812

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(897,894)	$(1,961,838)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Impairments	1,041,067	1,013,520
Depreciation, Depletion and Amortization	1,293,651	901,539
Gain on Sale of Securities	(36,260)	—
Loss (Gain) on Sale of Property and Equipment	3,703	(4,079)
Gain on sale of Discontinued Operations	(294,587)	—
Loss from Unconsolidated Affiliate	28,817	—
Minority Interest	—	391,672
Common Stock Issued as Compensation	12,501	10,000
Restricted Common Stock Award	4,548	1,894
Changes in Operating Assets and Liabilities:
Accounts Receivable	(220,645)	(764,519)
Other Current Assets	(2,946)	(21,736)
Other Assets	18,340	(16,660)
Accounts Payable	1,125,107	789,771
Accrued Expenses	(85,184)	47,619
Other Liabilities	—	(1,118)
Change in Discontinued Operations, Net	(22,349)	45,807

Net Cash Provided By Operating Activities	1,967,869	431,872

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(31,903)	(22,969)
Proceeds from Sale of Securities	474,648	—
Proceeds from Sale of Assets	1,245,889	—
Expenditures for Oil and Natural Gas Wells	(7,970,517)	(6,106,347)
Expenditures for Unconsolidated Affiliate	(1,290,747)	—
Purchases of Securities	—	(438,388)

Net Cash Used In Investing Activities	(7,572,630)	(6,567,704)

Cash Flows from Financing Activities:
Proceeds from Line of Credit, Net	2,615,000	3,085,000
Proceeds from Common Stock Private Placement	—	2,366,370
Proceeds from Related Party Loan	3,800,000	750,000
Principal Payments on Long Term Debt	(86,745)	(83,193)
Principal Payments to Related Party	—	(819,041)
Change in Discontinued Operations, Net	(716,907)	(18,025)

Net Cash Provided By Financing Activities	5,611,348	5,281,111

Net Increase (Decrease) in Cash	6,587	(854,721)
Cash, Beginning of Period	23,892	878,613

Cash, End of Period	$30,479	$23,892

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
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
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS, resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The current exchange factor is .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. At December 31, 2007, the Company and the former members of the Ohio LLC had 29.9% and 70.1% equity interests in LSS, respectively, and operated one self-storage facility located in Painesville, Ohio. During April 2005, the Company sold 18 self-storage facilities and in May 2007, the Company sold one of the two remaining self-storage facilities. Because LSS’s losses reduced the initial investment by the minority interest to a receivable, the Company wrote-off the minority interest in 2006 as it was deemed not to be collectible.
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

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
Principles of Consolidation
     Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method. Our investment in an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit”), is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.
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
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At December 31, 2007, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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
For The Years Ended December 31, 2007 and 2006
     Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of unproved oil and natural gas properties are periodically assessed for impairment.
     At December 31, 2007, two parcels of land were categorized as Assets Held for Sale totaling $204,762. This land is adjacent to one of the self-storage facilities sold to U-Store-It in April 2005. At December 31, 2007, the Company had entered into an agreement for a possible sale of the land. Subsequently on February 1, 2008, the land was sold to Richard M. Osborne, Chairman of the Board, at its book value.
Asset Impairment
     The Company reviews its self-storage properties and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. In evaluating its capitalized well costs, the Company wrote off the costs related to five wells amounting to $1,041,067 in 2007. The Company recorded an impairment charge on its Painesville self-storage facility in the fourth quarter of 2006 of $733,258. Additionally in evaluating its capitalized well costs in 2006, it was determined that one well should be written off amounting to $280,262.
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
     The following table presents the Company’s asset retirement obligation activity for the years ended December 31:

	2007	2006

Asset retirement obligations, beginning of the year	$90,324	$—
Liabilities incurred during the year	127,133	85,069
Liabilities settled during the year	—	—
Accretion expense	24,320	5,255

Asset retirement obligations, end of year	241,777	90,324

Less current liabilities	30,000	—

Asset retirement obligations, net of current maturities	$211,777	$90,324

     At December 31, 2007 and 2006, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations were $30,000 and $0 at December 31, 2007 and 2006, respectively.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
Revenue Recognition
     The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements. Total lease revenue related to these leases was $187,225 and $214,084 for the years ended December 31, 2007 and 2006, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the four succeeding annual periods ending December 31 are as follows:

2008	$190,380
2009	190,380
2010	108,720
2011	36,443

$525,923

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
Stock-Based Compensation
     The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2007 and 2006, 35,000 stock options were outstanding. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 with compensation expense to

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares during the years ended December 31, 2007 and 2006 was $4,548 and $1,894, respectively.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method, and thus the results of operations for prior periods will not be restated. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value- based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”
The following table presents the stock options outstanding at December 31:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Outstanding at beginning of year	35,000	$0.56	135,000	$0.56
Granted	—		—
Exercised	—		—
Forfeited	—		100,000	0.56

Outstanding at end of year	35,000	$0.56	35,000	$0.56

Options available for grant	265,000		265,000
Exercisable at end of year	35,000	$0.56	35,000	$0.56

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
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material effect on the Company’s financial statements. The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
interest expense will be recognized in income tax expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2007.
     The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.
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
Cash-flow Restatement
     At December 31, 2007, the Company restated the December 31, 2006 financial statements due to the classification of discontinued operations.
Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at December 31, 2007.
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
For The Years Ended December 31, 2007 and 2006
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
2. Stockholder’s Equity
     In December of 2007, the Board of Directors of the Company granted five of its outside board members 4,167 shares of common stock valued at $0.60 per share. The total shares awarded of 20,835 were issued as partial compensation for their board participation.
     During 2006, the Company issued stock in several private placement offerings. In the first half of 2006, the Company sold 2.2 million shares to two board members and 2.6 million shares to private investors. The proceeds received from these private placements were used for general corporate purposes and costs associated with the Company’s oil and natural gas production business.
     In June of 2006, the Board of Directors of the Company granted four of its outside board members 3,571 shares of common stock valued at $0.70 per share. The total shares awarded of 14,284 were issued as partial compensation for their board participation.
     Additionally, the Company issued 1,102,355 shares of its common stock to the Richard M. Osborne Trust, for which Richard M. Osborne is the sole trustee, in satisfaction of the amount of $683,461 for the outstanding balance on the revolving demand note dated January 1, 2006, various accounts payables and accounts receivables. All shares were issued at a price of $0.62.
3. Property and Equipment
     Property and equipment consists of the following at December 31:

	2007	2006
Oil and Natural Gas Properties:
Proved Properties	$12,173,194	$5,328,224
Unproved Properties	1,803,800	582,920
Accumulated Depletion	(2,861,141)	(722,204)

Total Oil and Natural gas Properties	11,115,853	5,188,940
Other Property and Equipment:
Land	307,780	512,542
Building and Improvements	2,357,822	2,357,084
Furniture and Equipment	200,212	193,182
Accumulated Depreciation	(1,107,519)	(947,470)

Total Other Property and Equipment	1,758,295	2,115,338

Property and Equipment, Net	$12,874,148	$7,304,278

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
     During 2007, the Company continued its aggressive drilling program in the last half of 2007, ending the year with forty two productive wells. Five wells were written off during 2007, including a deep well in the Rose Run formation in Painesville, Ohio. The Company spent significant time and effort on this well before deciding to write it off.
4. Available for Sale Securities
     The Company, with Board approval, decided in October 2006 to invest in the stock of a Nasdaq Small Cap listed public oil and gas company. The book value at December 31, 2007 was $0 and at December 31, 2006 was $438,422. During April 2007, the stock was sold and the Company recorded a gain on the sale of $36,260 and a fair value adjustment of ($34) was recorded to comprehensive income.
5. Investment in Unconsolidated Affiliates
     The Company holds an investment in an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company began investing in Kykuit during the third quarter of 2007. Kykuit Resources LLC has a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. The Company is the managing member and 43.8% owner of Kykuit. The current investment by the Company in this venture is $1,261,930. It is anticipated that drilling will begin in the early spring of 2008. The following table displays the balance sheet and income statement of Kykuit at December 31, 2007.

December 31, 2007
Current Assets	$316,752
Unproved Leaseholds	2,707,773
Furniture and Fixtures, Net of Depreciation	31,536
Other Assets	42,135

$3,098,196

Current Liabilities	$214,791
Paid in Capital	2,949,248
Accumulated Deficit	(65,843)

$3,098,196

For the Year Ended
December 31, 2007

Total Revenues	$—
Total Expenses	65,843

Net Loss	$(65,843)

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
6. Discontinued Operations
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
     Prior to the date of the sale, the Company was uncertain as to its completion due to several delays requested by the purchaser. The Company’s results of operations have been restated to reclassify the net earnings of the self-storage facility sold as discontinued operations for all periods presented. The following table summarizes income and loss from discontinued operations for the years ended December 31:

	2007	2006

Revenues
Revenues from real estate operations	$72,771	$205,726
Operating expenses
Interest expense	22,982	58,769
Property taxes and insurance	11,654	31,325
Property operating expense	30,318	71,860
Legal and professional fees	2,217	—
Depreciation and amortization	13,083	41,717

Total Expenses	80,254	203,671

Income (loss) from discontinued operations before gain on sale of self-storage facility	(7,483)	2,055
Gain on sale of self-storage facility	294,587	—

Income from discontinued operations	$287,104	$2,055

7. Line of Credit and Long-Term Debt
     On September 28, 2006, the Company entered into an unsecured loan agreement with Mr. Richard Osborne and Charter One Bank. The Company and Mr. Osborne are co-borrowers on a one year line of credit which provides for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly. The Charter One liability is joint, so the Company or Mr. Osborne could have to pay the debt for the other.
     At December 31, 2006, the Company had drawn $3,085,000 and Mr. Osborne had drawn $1,500,000 of the available balance on the line of credit. Subsequently on February 20, 2007, the Company entered into a Modification Agreement between the Company, Mr. Osborne and Charter One Bank. The Modification

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
Agreement increased the available line of credit from $5.0 million to $7.5 million until May 21, 2007, at which time the available amount reverted back to $5.0 million. In order to increase the line of credit, the Company granted Charter One Bank a security interest in and lien on substantially all of the Company’s assets. A second modification agreement dated April 6, 2007 was negotiated and increased the available line of credit from $7.5 million to $9.5 million for an additional 90 days, at which time the available amount will revert back to $5 million. Subsequently, the loan was extended to March 31, 2008 at the $9.5 million level. The Company is in the process of renegotiating a renewal that will extend for a longer time frame, although there can be no assurances the Company will be able to obtain another extension. At December 31, 2007, the Company had drawn $5,700,000 and Mr. Osborne had drawn $3,800,000 of the available balance on the line of credit. The average balance during 2007 was $8.2 million and the weighted average interest rate was 7.08%.
     Long-term debt consists of the following:

				Current	Outstanding Balances
	Site	Interest Rate	Maturity	Interest	December 31, 2007	December 31, 2006
	Reference	Index	Date	Rate	(Audited)	(Audited)

Continuing Operations	Painesville	30 day LIBOR plus 2.50%	3-30-09	7.355%	$1,386,457	$1,473,202

Discontinued Operations	Gahanna	Prime	3-01-09	8.250%	—	716,907

Long-Term Debt Total					1,386,457	2,190,109

Less Continuing Current Maturities					100,725	86,780
Less Discontinued Operations					—	716,907

Long-Term Debt, Net of Current Maturities					$1,285,732	$1,386,422

     Future maturities of debt based on stated maturities, exclusive of the line of credit, for each of the succeeding annual periods ending December 31 and thereafter are as follows:

2008	$100,725
2009	1,285,732

$1,386,457

     The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. Monthly principal and interest payments are $16,612, with a current interest rate of 7.355%, using a 20-year amortization period. The principal amount of the loan as of December 31, 2007, was $1,386,457.
     For the years ended December 31, 2007 and 2006 respectively, the Company paid $532,022 and $190,161 in interest on its debt instruments.
8. Notes Payable to Related Party

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
     The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at December 31, 2007 was 7.25%. There were no outstanding balances under the note at December 31, 2007 and 2006, respectively.
     The Company has entered into loans with Great Plains Exploration, LLC totaling $3,800,000 evidenced by six promissory notes. The loans do not include an expiration date or a limit on the amount that the Company may borrow. The notes are payable on demand and bear interest at the rate of LIBOR plus 1.75% per year (6.38125% at December 31, 2007).
     Interest expense on related party notes payable, included in total interest on debt instruments was $48,053 and $29,818 for the years ended December 31, 2007 and 2006, respectively.
9. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the years ended December 31, 2007 and 2006 is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
     The stock options and restricted stock awards for the years ended December 31, 2007 and 2006 were anti-dilutive and had no effect on diluted earnings per share. The Company also has Class A Limited Partnership interests whose exchange factor is .1377148 per share.
     The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the years ended December 31, 2007 and 2006.

	For the Years
	Ended December 31,
	2007	2006
Weighted average number of common shares outstanding used in basic earnings per common share calculation	8,999,436	7,285,434
Dilutive effect of stock options	—	—
Dilutive effect of Class A Limited Partnership interests	—	—

Weighted average number of common shares outstanding adjusted for effect of dilutive options and Class A convertible stock used in diluted EPS calculation	8,999,436	7,285,434

Loss from continuing operations	$(1,184,998)	$(1,963,893)
Income from discontinued operations	287,104	2,055

Net Loss	$(897,894)	$(1,961,838)

Basic and Diluted:
Loss per common share from continuing operations	$(0.13)	$(0.27)
Earnings per common share from discontinued operations	0.03	—

(Loss) Earnings per common share, net	$(0.10)	$(0.27)

     The Company paid no cash distributions to its stockholders during 2007 and 2006.
10. Income Taxes

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before minority interest) after the Company ceased its REIT status is as follows:

	2007		2006
	Amount	%	Amount	%
Provision (benefit) based on the federal statutory rate	$(305,000)	(34.0)	$(520,000)	(34.0)
Increase in valuation allowance	305,000	34.0	561,100	36.7

	$—	—	$41,100	2.7

     The following table represents the Company’s significant deferred tax assets and liabilities at December 31, 2007 and 2006:

	2007	2006

Deferred tax assets
Net operating loss carry forwards	$4,610,000	$2,649,000
AMT credit	41,100	41,100

Total deferred tax assets	4,651,100	2,690,100
Deferred tax liabilities
Oil and natural gas properties, principally due to differences in depreciation, depletion and amortization	(2,920,000)	(1,593,000)

Net deferred tax assets	1,731,100	1,097,100
Valuation Allowance	(1,731,100)	(1,097,100)

Net deferred tax assets	$—	$—

     At December 31, 2007, the Company had net operating loss carry forwards (NOLS) for future years of approximately $13.5 million. These NOLS will expire at various dates through 2027. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.
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
11. Other Related Party Transactions

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
     Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials and related merchandise at the self-storage facility. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the office of the self-storage facility for the benefit of both companies. As of December 31, 2007 and December 31, 2006, the Company owed Liberty Self-Stor II, Ltd. $16,468 and $7,595, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on March 31, 2009 for $1,350 per month. As of December 31, 2007 and 2006, rent expense totaling $16,200 and $16,050, respectively, related to this lease is included in general and administrative expenses.
     The Company had $5,063 at December 31, 2007 and $59,950 at December 31, 2006 included in accounts receivable from related parties in the accompanying consolidated balance sheets. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. The amounts primarily relate to cost sharing in well joint ventures and line of credit interest.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC (“Great Plains”) for well operations and to sell natural gas and oil production. Great Plains is wholly owned by Mr. Osborne. The Company paid Great Plains $2,139,768 and $780,432 for capitalized costs to manage and drill wells per the operating agreement for the years ended December 31, 2007 and 2006, respectively. The Company also had $914,479 and $685,352 included in accounts receivable from related parties that is due from Great Plains at December 31, 2007 and December 31, 2006 for oil and natural gas sales, respectively.
     The following table summarizes the payments received for oil and natural gas production and payments paid for expenses to Great Plains for the periods indicated.

	For the Years Ended
	December 31,
	2007	2006

Revenues
Net Revenue From the Sale of Oil and Natural Gas Production	$2,917,900	$1,364,497
Operating expenses
Well Management and Water Hauling	$202,582	$64,995
Pipeline Transportation Costs	$432,915	$203,013
     The Company has entered into non-operator joint venture operating agreements with J.R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company. The amounts paid to J.R. Smail, Inc. and capitalized to property and equipment for the joint venture by the Company totaled $504,313 and $109,136 at December 31, 2007 and December 31, 2006, respectively. Net revenue received from J. R. Smail, Inc for the sale of natural gas and oil from the joint venture wells in 2007 was $11,459. Additionally, Mr. Smail owns a drilling company, Poulson Drilling Corporation, which was paid $294,299 for drilling wells for the Company for the year ended December 31, 2007. The costs are recorded in proved properties.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
     On August 3, 2007, Kykuit Resources, LLC purchased from Hemus, Ltd. (“Hemus”) a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. The Company is the managing member of Kykuit and owns 43.8% of the Company. At the same time, Kykuit and Hemus executed a joint venture development agreement pursuant to which Kykuit agreed to develop and operate all of their joint leasehold interests in the Montana Breaks. The current investment by the Company in this venture is $1,261,930. It is anticipated that drilling will begin in the early spring of 2008.
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
12. Financial Information Relating to Industry Segments
     The Company reports operating segments and reportable segments by business activity according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.
     The Company’s operations are classified into two principal industry segments. The following table presents the twelve months ended December 31, 2007 and 2006.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006

	Oil and Gas	Self-Storage
Twelve Months ended December 31, 2007	Production	Facilities	Total
Revenues from external customers	$2,929,359	$348,537	$3,277,896
Interest revenue	43,525	—	43,525

	2,972,884	348,537	3,321,421

Depreciation, depletion and amortization	1,170,773	122,878	1,293,651
Property Operating Costs	335,135	103,123	438,258
Loss from Unconsolidated Affiliate	28,817	—	28,817
Other Operating expenses	957,074	177,880	1,134,954
Impairment and dry well costs	1,041,067	—	1,041,067
Interest expense	452,891	116,781	569,672

	3,985,757	520,662	4,506,419

Net Loss from Continuing Operations	(1,012,873)	(172,125)	(1,184,998)
Net Income from Discontinued Operations	—	287,104	287,104

Net Income (Loss)	$(1,012,873)	$114,979	$(897,894)

Property and Equipment additions	$7,970,517	$31,903	$8,002,420

Total Assets	$13,465,139	$1,937,438	$15,402,567

	Oil and Gas	Self-Storage
Twelve Months ended December 31, 2006	Production	Facilities	Total
Revenues from external customers	$1,364,497	$355,512	$1,720,009
Interest revenue	1,658	283	1,941

	1,366,155	355,795	1,721,950

Depreciation, depletion and amortization	750,851	150,688	901,539
Property Operating Costs	91,439	99,740	191,179
Other Operating expenses	775,081	173,750	948,831
Impairment and dry well costs	280,262	733,258	1,013,520
Interest expense	81,759	116,156	197,915

	1,979,392	1,273,592	3,252,984

Net Loss before taxes, minority interest and discontinued operations	(613,237)	(917,797)	(1,531,034)
Provision for income taxes — current	(41,187)	—	(41,187)
Minority Interest	—	(391,672)	(391,672)
Discontinued Operations	—	2,055	2,055

Net Loss	$(654,424)	$(1,307,414)	$(1,961,838)

Property and Equipment additions	$6,106,347	$22,969	$6,129,316

Total Assets	$6,530,616	$3,012,864	$9,543,480

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
13. Commitments and Contingencies
Environmental Matters
     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.
Oil and Gas Contracts
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of natural gas and oil production to third parties. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier. The original contract was amended November 14, 2006 and filed as exhibit 10.4 to the 10-QSB for September 30, 2006. The Amendment No. 1 to the Oil and Gas Operations and Sale Agreement modified the original terms to create less cumbersome paperwork in tracking cost sharing between the companies.
14. Subsequent Events
     Effective February 12, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 5,000 Series A Preferred Shares. Dividends accumulate on the Series A preferred Shares at the rate of 8% per annum and must be paid on a quarterly basis. Failure to pay dividends on a timely basis results in the imposition of a default rate 10% per annum that continues until the default is cured by the Company by payment of all accrued dividends. The shares are convertible into common shares.
     The Company sold an aggregate of 650 shares of its Series A Convertible Preferred Shares, par value $.01 per share, in a private placement to a total of two accredited investors, effective February 12, 2008. All Series A Preferred Shares were sold at a price of $1,000 per share for a total of $650,000 with no underwriting discounts or commissions, as no underwriters were used to facilitate the transactions.
15. Supplemental Disclosures About Oil and Natural Gas Producing Activities — Unaudited
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

     The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States, based on reserve reports prepared by Schlumberger Data and Consulting Services:

	2007		2006
	Natural Gas	Oil	Natural Gas	Oil
	(MCF)	(BBLs)	(MCF)	(BBLs)
Proved developed and undeveloped reserves:
Beginning of year	1,348,600	14,800	—	—
Revision of previous estimates, extensions and other additions	456,500	3,400	1,514,200	15,800
Net reserve additions	1,190,900	22,800	—	—
Production	(350,000)	(3,700)	(165,600)	(1,000)

End of year	2,646,000	37,300	1,348,600	14,800

Proved developed reserves:
Beginning of year	1,348,600	14,800	—	—

End of year	2,646,000	37,300	1,348,600	14,800

Capitalized Costs Relating to Oil and Natural gas Producing Activities

	December 31,
	2007	2006

Proved oil and natural gas properties	$12,173,194	$5,328,224
Unproved oil and natural gas properties	1,803,800	582,920

Total	13,976,994	5,911,144
Accumulated depreciation, depletion and amortization	(2,861,141)	(722,204)

Net capitalized costs	$11,115,853	$5,188,940

Costs Incurred in Oil and Natural gas Producing Activities

	December 31,
	2007	2006
Property acquisition costs	$9,724	$14,177
Development costs	$8,046,599	$5,896,967

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2007 and 2006 (in thousands of dollars)

	2007	2006
Future cash inflows from sales of oil and gas	$23,737	$10,100
Future production and development costs	(8,831)	(3,902)
Future asset retirement obligations	(853)	(90)
Future income tax expense	(4,778)	(2,000)
Future net cash flows	9,275	4,108

Future net cash flows 10% annual discount for estimated timing of cash flows	(3,384)	(1,301)

Standardized measure of discounted future net cash flows	$5,891	$2,807

Future net cash flows were computed using year-end prices and costs and federal statutory income tax rates.
Changes in Standardized Measures of Discounted Future Net Cash Flows.

	2007	2006
Balance, beginning of year	$2,807	$—
Extensions, discoveries and other additions	5,300	10,599
Revision of quantity estimates	2,427	—
Sales of oil and gas, net of production costs	(1,637)	(499)
Net change in prices and production costs	1,691	(3,992)
Net change in income taxes	(2,778)	(2,000)
Accretion of discount	281	—
Other	(2,200)	(1,301)

Balance, end of year	$5,891	$2,807