Form 10-Q
period 2008-03-31
JOHN D. OIL & GAS CO
filed 2008-05-15
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of registrant as specified in its charter)

MARYLAND	94-6542723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060
(Address of principal executive office)
Registrant’s telephone number, including area code: (440) 255-6325
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s common stock as of April, 30, 2008 was 9,019,015 shares.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Page
PART I Financial Information

Item 1: Consolidated Financial Statements	3
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4: Controls and Procedures	25

PART II Other Information

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6: Exhibits	26
Signatures	26
Certifications
EX-10.1
EX-31.1
EX-31.2
EX-32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$15,577	$30,479
Accounts Receivable	66,652	63,739
Accounts Receivable from Related Parties	831,898	919,542
Assets Held for Sale	—	204,762
Other Current Assets	23,898	34,073

Total Current Assets	938,025	1,252,595

Property and Equipment, Net	13,620,523	12,874,148
Investment in Unconsolidated Affiliate	1,254,393	1,261,930
Other Assets	12,245	13,894

TOTAL ASSETS	$15,825,186	$15,402,567

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$9,500,000	$5,700,000
Current Maturities of Long Term Debt	1,358,344	100,725
Note Payable to Related Party	—	3,800,000
Accounts Payable	1,513,759	2,063,318
Accounts Payable to Related Parties	14,560	16,468
Accrued Expenses	197,020	208,735

Total Current Liabilities	12,583,683	11,889,246

Long Term Debt, Net of Current Maturities	—	1,285,732
Asset Retirement Obligation	238,634	211,777
Commitments and Contingencies	—	—

Shareholders’ Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, 950 and 0 shares issued and outstanding, respectively	1	—
Common Stock — $.001 par value: 50,000,000 shares authorized; 9,019,015 issued and outstanding	9,019	9,019
Paid-in Capital	29,808,748	28,871,616
Accumulated Deficit	(26,814,899)	(26,864,823)

Total Shareholders’ Equity	3,002,869	2,015,812

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,825,186	$15,402,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Oil and Natural Gas Sales	$972,077	$684,053
Self-Storage Operation Revenues	82,458	90,838
Interest and Other	3,305	6

Total Revenues	1,057,840	774,897

Operating Expenses
Interest	161,985	104,745
Oil and Natural Gas Production Costs	119,434	77,021
Self-Storage Property Operating Expense	30,928	25,321
Legal and Professional Fees	40,231	27,014
Property Taxes and Insurance	40,591	31,309
General and Administrative	219,773	176,798
Loss from Unconsolidated Affiliate	7,537	—
Depreciation, Depletion and Amortization	378,966	366,273

Total Operating Expenses	999,445	808,481

Income (Loss) from Continuing Operations	58,395	(33,584)
Loss from Discontinued Operations	—	(4,243)

Net Income (Loss)	$58,395	$(37,827)

Other Comprehensive Loss:
Change in Fair Value of Available for Sale Securities	—	(3,415)

Comprehensive Income (Loss)	$58,395	$(41,242)

Weighted Average Basic Shares Outstanding	9,019,015	8,998,180

Weighted Average Diluted Shares Outstanding	10,059,464	8,998,180

Income (Loss) per Common Share from Continuing Operations – Basic and Diluted	$0.01	$(0.00)
Income per Common Share from Discontinued Operations – Basic and Diluted	—	(0.00)

Income per Common Share – Basic and Diluted	$0.01	$(0.00)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2008 and 2007

					Accumulated
					Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2006 (Audited)	$	$8,998	$28,854,588	$(25,966,929)	$34	$2,896,691
Restricted Common Stock Award			1,137			1,137
Net Loss				(37,827)		(37,827)
Change in Fair Market Value of Available for Sale Securities					(3,415)	(3,415)

Balance at March 31, 2007 (Unaudited)	$—	$8,998	$28,855,725	$(26,004,756)	$(3,381)	$2,856,586

Balance at December 31, 2007 (Audited)	$—	$9,019	$28,871,616	$(26,864,823)	$—	$2,015,812
Preferred Stock Issued in Private Placement, Net of Offering Costs	1		935,995			935,996
Restricted Common Stock Award			1,137			1,137
Dividends Declared				(8,471)		(8,471)
Net Income				58,395		58,395

Balance at March 31, 2008 (Unaudited)	$1	$9,019	$29,808,748	$(26,814,899)	$—	$3,002,869

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$58,395	$(37,827)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities
Depreciation, Depletion and Amortization	378,966	366,273
Loss from Unconsolidated Affiliate	7,537	—
Gain on Sale of Equipment	(3,300)	—
Restricted Common Stock Award	1,137	1,137
Changes in Operating Assets and Liabilities:
Accounts Receivable	84,731	(89,903)
Other Current Assets	214,937	25,308
Other Assets	1,649	13,721
Accounts Payable	(551,467)	(663,037)
Accrued Expenses	(16,666)	(48,268)
Change in Discontinued Operations, Net	—	1,726

Net Cash Provided By (Used In) Operating Activities	175,919	(430,870)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,437)	(7,377)
Proceeds from Sale of Equipment	3,300	—
Expenditures for Oil and Natural Gas Wells	(1,100,567)	(786,782)

Net Cash Used in Investing Activities	(1,098,704)	(794,159)

Cash Flows from Financing Activities:
Proceeds from Line of Credit, Net	—	1,415,000
Proceeds from Preferred Stock Private Placement	935,996	—
Principal Payments on Long Term Debt	(28,113)	(21,117)
Change in Discontinued Operations, Net	—	(9,333)

Net Cash Provided By Financing Activities	907,883	1,384,550

Net (Decrease) Increase in Cash	(14,902)	159,521
Cash, Beginning of Period	30,479	23,892

Cash, End of Period	$15,577	$183,413

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
     The Company is in the business of extracting and producing oil and natural gas products, actively drilling oil and natural gas wells in Northeast Ohio. The Company still retains one self storage facility located in Painesville, Ohio from the partnership with Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.
     Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSSI Limited Partnership, a Delaware limited partnership (“LSS”), resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on the current exchange factor of .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. The Company has a 29.9% minority interest in LSS. Due to the losses incurred by the self-storage facilities, current and previously owned, the initial investment by the minority interest was reduced to a receivable and previously written off. The Company may, if business and time warrant, sell the Painesville facility in the future.
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. Interim results of operations are not necessarily indicative of the results to be expected for the remainder of the year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the March 31, 2008 presentation.
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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
Cash and Cash Equivalents
     The Company maintains cash at various financial institutions which, at times, may exceed federally insured amounts and may significantly exceed consolidated balance sheet amounts due to outstanding checks. The Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Accounts Receivable
     The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At March 31, 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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
Asset Impairment
     The Company reviews its capitalized well costs and self-storage properties for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized.
Asset Retirement Obligation
     The Company accounts for its asset retirement obligations in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 143, “Accounting for Asset Retirement Obligations.”  This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells.  The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset.  The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted to interest expense over the estimated life of the well.
     The following table presents the Company’s asset retirement obligation activity for the following three month periods:

	March 31, 2008	March 31, 2007
	(Unaudited)	(Audited)
Asset retirement obligations, beginning of the period	$241,777	$90,324
Liabilities incurred during the period	23,337	3,581
Liabilities settled during the period	—	—
Accretion expense	3,520	4,193

Asset retirement obligations, end of the period	268,634	98,098

Less current liabilities	30,000	—

Asset retirement obligations, net of current maturities	$238,634	$98,098

     At March 31, 2008 and December 31, 2007, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portions of the asset retirement obligations were $30,000 at March 31, 2008 and December 31, 2007.
Revenue Recognition
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
     The Company also leases certain commercial space in its Painesville property under long-term lease agreements through November 30, 2011. Total lease revenue related to these leases was $41,224 and $48,924 for the three months ended March 31, 2008 and 2007, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     Future minimum lease revenue for continuing operations under non-cancelable leases for each of the four succeeding annual periods ending March 31 are as follows:

2009	$190,380
2010	182,280
2011	105,668

$478,328

Comprehensive Income
     Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in shareholders’ equity from non-owner sources and, for the Company, includes fair market value adjustments to available for sale securities, in compliance with SFAS No. 133, as amended.
Stock-Based Compensation
     The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are key to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of March 31, 2008 and December 31, 2007, 35,000 stock options were outstanding. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 with compensation expense to be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares for the three months ended March 31, 2008 and 2007 was $1,137.
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
Income Taxes
     Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.
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
Fair Value of Financial Instruments
     The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at March 31, 2008.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. The Company has deferred the application of SFAS No. 157 related to non-financial assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”.) SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact SFAS No. 141R may have on its financial position, results of operations or cash flows.
2. Stockholder’s Equity
     Effective February 12, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 5,000 Series A Preferred Shares. Dividends accumulate on the Series A preferred Shares at the rate of 8% per annum and must be paid on a quarterly basis. Failure to pay dividends on a timely basis results in the imposition of a default rate of 10% per annum that continues until the default is cured by the Company by payment of all accrued dividends. The shares are convertible into common shares. Further, the initial default by the Company entitles the holders of the Series A Preferred Shares to elect, as a class, one director to the Company’s Board of Directors who shall serve until the Series A Preferred Shares are liquidated or converted.
     The Series A Preferred Shares have voting rights only with respect to certain extraordinary actions that would impair the rights of holders of the Series A Preferred Shares, such as a merger, reorganization or issuance of a class or series of stock on parity with or senior to the Series A Preferred Shares. Each share of the Series A Preferred Shares is convertible into common shares by dividing the sum of $1,000.00 and any accrued but unpaid dividends on the Series A Preferred Shares by the conversion price of $1.00 (the “Conversion Price”). The Conversion Price is proportionately increased (or decreased, as the case may be) for combinations, stock splits and similar events that would affect the number of shares of the Company’s common stock outstanding. The Series A Preferred Shares have a liquidation preference of $1,000.00 per share, plus any accrued but unpaid dividends.
     The Company sold an aggregate of 950 shares of its Series A Convertible Preferred Shares, par value $.01 per share, in a private placement to a total of two accredited investors, effective February 12, 2008 and two accredited investors during March 2008. All Series A Preferred Shares were sold at a price of $1,000 per share for a total of $950,000 with no underwriting discounts or commissions, as no underwriters were used to facilitate the transactions.
3. Property and Equipment
     Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$12,232,437	$12,173,194
Unproved Properties	2,868,461	1,803,800
Accumulated Depletion	(3,228,984)	(2,885,433)

Total Oil and Natural Gas Properties	11,871,914	11,091,561
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,357,822	2,357,822
Furniture and Equipment	201,649	200,212
Accumulated Depreciation	(1,118,642)	(1,083,227)

Total Other Property and Equipment	1,748,609	1,782,587

Property and Equipment, Net	$13,620,523	$12,874,148

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
4. Investment in Unconsolidated Affiliates
     The Company holds an investment in an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company began investing in Kykuit during the third quarter of 2007. Kykuit Resources LLC has a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. The Company is the managing member and 43.8% owner of Kykuit. The current investment by the Company in this venture is $1,254,393 at March 31, 2008. It is anticipated that drilling will begin in May 2008. The following table displays the balance sheet and income statement of Kykuit at March 31, 2008, the balance sheet at December 31, 2007 and the income statement at March 31, 2007.

	March 31,	December 31,
	2008	2007
Current Assets	$205,472	$316,752
Unproved Leaseholds and Development Costs	2,844,004	2,707,773
Furniture and Fixtures, Net of Depreciation	29,791	31,536
Other Assets	39,879	42,135

	$3,119,146	$3,098,196

Current Liabilities	$252,963	$214,791
Paid in Capital	2,949,248	2,949,248
Accumulated Deficit	(83,065)	(65,843)

	$3,119,146	$3,098,196

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
Total Revenues	$—	$—
Total Expenses	17,221	—

Net Loss	$(17,221)	$—

5. Assets Held for Sale
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
     The Company’s results of operations have been restated to reclassify the net earnings of the self-storage facility sold as discontinued operations for all periods presented. The following table summarizes income and loss from discontinued operations for the three months ended March 31:

2007
Revenues
Revenues from real estate operations	$47,895
Operating expenses
Interest expense	14,725
Property taxes and insurance	8,370
Property operating expense	19,242
Depreciation and amortization	9,801

Total Expenses	52,138

Loss from discontinued operations	$(4,243)

7. Line of Credit and Long-Term Debt
     On September 28, 2006, the Company entered into an unsecured loan agreement with Mr. Richard Osborne and Charter One Bank. The Company and Mr. Osborne at that time were co-borrowers on a one year line of credit which provides for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly. The Charter One liability was joint, so the Company or Mr. Osborne could have to pay the debt for the other.
     At December 31, 2006, the Company had drawn $3,085,000 and Mr. Osborne had drawn $1.5 million of the available balance on the line of credit. Subsequently on February 20, 2007, the Company entered into a Modification Agreement between the Company, Mr. Osborne and Charter One Bank. The Modification Agreement increased the available line of credit from $5.0 million to $7.5 million until May 21, 2007, at which time the available amount reverted back to $5.0 million. In order to increase the line of credit, the Company granted Charter One Bank a security interest in and lien on substantially all of the Company’s assets. A second modification agreement dated April 6, 2007 was negotiated and increased the available line of credit from $7.5 million to $9.5 million for an additional 90 days, at which time the available amount would revert back to $5 million. Subsequently, the loan was extended to March 31, 2008 at the $9.5 million level. At December 31, 2007, the Company had drawn $5.7 million and Mr. Osborne had drawn $3.8 million of the available balance on the line of credit.
     On March 28, 2008, the Company entered into the First Amended and Restated Loan and Security Agreement (the “Loan Agreement”) between the Company, Richard M. Osborne (the Company and Mr. Osborne together the “Borrowers”), and RBS Citizens, N.A., d/b/a Charter One. The loan agreement extends the maturity date to August 1, 2009, continuing with the original interest rate calculation of 1.75% over LIBOR adjusted monthly. Under the new agreement, only the Company may borrow on the line of credit when any amounts are paid down against the $9.5 million outstanding on the loan. The Company and Great Plains Exploration LLC, a company owned by Mr. Osborne (“Great Plains”) agreed

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
that the related party loan of $3.8 million from Great Plains was satisfied in full and terminated upon the Company’s entry into the new Charter One loan and assumption of the $3.8 million portion of the line of credit drawn by Mr. Osborne. Therefore, the Company has $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008. As part of this loan agreement, Mr. Osborne has pledged several real estate properties that he personally owns, so that sufficient collateral would allow the Company to enter into the loan agreement. While the Company is building its reserves with each well that it drills, it has not met the reserve collateral requirements for a loan this large at this time without the pledged assets of Mr. Osborne.
     The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. This long-term debt has an interest rate tied to the 30 day LIBOR plus 2.50%. Monthly principal and interest payments are $16,612, with a current interest rate of 5.625%, using a 20-year amortization period. The principal amount of the loan as of March 31, 2008 and December 31, 2007 was $ 1,358,344 and $1,386,457, respectively.
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
     For the three months ended March 31, 2008 and 2007 respectively, the Company paid $157,580 and $111,754 in interest on its debt instruments.
8. Notes Payable to Related Party
     The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at March 31, 2008 was 5.25%. There were no outstanding balances under the note at March 31, 2008 and 2007, respectively.
     At December 31, 2007, the Company had entered into loans with Great Plains Exploration, LLC (a company owned by Richard M. Osborne) totaling $3.8 million evidenced by six promissory notes. The loans did not include an expiration date or a limit on the amount that the Company could borrow. The notes were payable on demand and bore interest at the rate of LIBOR plus 1.75% per year. The Great Plains notes were satisfied in full and terminated when the Company entered into the Charter One Loan Agreement on March 28, 2008. Therefore, the Company had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008.
     No interest expense on related party notes payable, included in total interest on debt instruments was recorded for the three months ended March 31, 2008 and 2007, respectively. During the loan negotiations with Charter One, it was anticipated that the Company would become responsible for the $9.5 million and therefore did not record any related party interest on the Great Plains loan for the three months ended March 31, 2008.
9. Earnings/Loss Per Share
     Basic income (loss) per share of common stock for the three months ended March 31, 2008 and 2007 is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
     The stock options and restricted stock awards for the three months ended March 31, 2007 were anti-dilutive and had no effect on diluted earnings per share. The Company also has Class A Limited Partnership interests whose exchange factor is .1377148 per share.
     The following listed items were dilutive for the three months ended March 31, 2008.

For the Three
Months Ended
March 31, 2008
Weighted average number of common shares outstanding used in basic earnings per common share calculation	9,019,015
Dilutive effect of stock options	6,480
Dilutive effect of vested restricted stock awards	12,250
Dilutive effect of Class A Limited Partnership interests	1,021,719

Weighted average number of common shares outstanding adjusted for effect of dilutive options, restricted stock awards and Class A convertible stock used in diluted EPS calculation	10,059,464

Income from continuing operations less declared dividends	$49,924
Income from discontinued operations	—

Net Income	$49,924

Basic and Diluted:
Loss per common share from continuing operations	$0.01
Earnings per common share from discontinued operations	0.00

Earnings per common share, net	$0.01

     The Company paid no cash distributions to its shareholders for the three months ended March 31, 2008 and 2007. However, the Company declared $8,471 of preferred stock dividends as of March 31, 2008.
10. Income Taxes
     The Company had no income tax expense for the three months ended March 31, 2008 and 2007, respectively.
     At March 31, 2008 and December 31, 2007, the Company had net operating loss carry forwards (NOLS) for future years of approximately $13.5 million. These NOLS will expire at various dates through 2027. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.
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
11. Other Related Party Transactions
     Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials and related merchandise at the self-storage facility. The Company has entered into a cost

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the office of the self-storage facility for the benefit of both companies. As of March 31, 2008 and December 31, 2007, the Company owed Liberty Self-Stor II, Ltd. $14,560 and $16,468, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.
     On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on March 31, 2009 for $1,350 per month. As of March 31, 2008 and 2007, rent expense totaling $16,200 and $16,050, respectively, related to this lease is included in general and administrative expenses.
     The Company had $8,158 at March 31, 2008 and $5,063 at December 31, 2007 included in accounts receivable from related parties in the accompanying consolidated balance sheets. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. The amounts primarily relate to cost sharing in well joint ventures.
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC (“Great Plains”) for well operations and to sell natural gas and oil production net of pipeline transportation costs. Great Plains is wholly owned by Mr. Osborne. The Company paid Great Plains $570,559 and $23,000 for capitalized costs to manage and drill wells per the operating agreement for the three months ended March 31, 2008 and 2007, respectively. The Company also had $793,967 and $914,479 included in accounts receivable from related parties that is due from Great Plains at March 31, 2008 and December 31, 2007 for oil and natural gas sales, respectively.
     The following table summarizes the payments received for oil and natural gas production and payments paid for expenses to Great Plains for the periods indicated.

	For the Three Months
	Ended March 31,
	2008	2007
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$812,352	$684,053
Operating expenses
Well Management and Water Hauling	$46,085	$46,780
     The Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company. The Company had $29,773 and $0 included in accounts receivable from related parties that is due from J. R. Smail, Inc. at March 31, 2008 and 2007 for oil and natural gas sales, respectively. The amounts paid to J. R. Smail, Inc. and capitalized to property and equipment for the joint venture by the Company totaled $504,313 at March 31, 2008 and December 31, 2007. Net revenue received from J. R. Smail, Inc for the sale of natural gas and oil from the joint venture wells for the three months ended March 31, 2008 and 2007 was $50,684 and $0, respectively. Additionally, Mr. Smail owns a drilling company, Poulson Drilling Corporation, which was paid $294,299 for drilling wells for the Company for the year ended December 31, 2007. The costs are recorded in proved properties. Operating expenses paid for the well management, water hauling and transportation costs totaled $6,096 and $0 at March 31, 2008 and 2007, respectively to J. R. Smail, Inc.
     On August 3, 2007, Kykuit Resources, LLC purchased from Hemus, Ltd. (“Hemus”) a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. The Company is the managing member of Kykuit and owns 43.8% of the Company. At the same time, Kykuit and Hemus executed a

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
joint venture development agreement pursuant to which Kykuit agreed to develop and operate all of their joint leasehold interests in the Montana Breaks. The current investment by the Company in this venture is $1,254,393. It is anticipated that drilling will begin in May of 2008.
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
     The Company’s operations are classified into two principal industry segments. The following table presents the three months ended March 31, 2008 and 2007.

	Oil and Gas	Self-Storage
Three Months ended March 31, 2008	Production	Facilities	Total
Revenues from external customers	$972,077	$82,458	$1,054,535
Interest and other revenue	3,305	—	3,305

	975,382	82,458	1,057,840

Interest expense	139,953	22,032	161,985
Property Operating Costs	119,434	30,928	150,362
Other Operating expenses	250,756	49,839	300,595
Loss from Unconsolidated Affiliate	7,537	—	7,537
Depreciation, depletion and amortization	348,543	30,423	378,966

	866,223	133,222	999,445

Net Income (Loss) from Continuing Operations	109,159	(50,764)	58,395

Property and Equipment additions	$1,102,004	—	$1,102,004

Total Assets	$14,119,462	1,705,724	$15,825,186

	Oil and Gas	Self-Storage
Three Months Ended March 31, 2007	Production	Facilities	Total
Revenues from external customers	$684,053	$90,838	$774,891
Interest revenue	6	—	6

	684,059	90,838	774,897

Interest Expense	75,000	29,745	104,745
Property Operating Costs	77,021	25,321	102,342
Other Operating expenses	183,346	51,775	235,121
Depreciation, depletion and amortization	335,207	31,066	366,273

	670,574	137,907	808,481

Net Income (Loss) Continuing Operations	13,485	(47,069)	(33,584)
Net Loss from Discontinued Operations	—	(4,243)	(4,243)

Net Income (Loss)	$13,485	$(51,312)	$(37,827)

Property and Equipment additions	$794,159	$—	$794,159

Total Assets	$7,218,693	$2,954,656	$10,173,349

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements
13. Commitments and Contingencies
Environmental Matters
     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.
Oil and Gas Contracts
     Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of natural gas and oil production to third parties. The term of the agreement was one year from the effective date. Thereafter, it shall be extended for consecutive one year periods unless terminated earlier. The original contract was amended November 14, 2006 and filed as exhibit 10.4 to the 10-QSB for September 30, 2006. The Amendment No. 1 to the Oil and Gas Operations and Sale Agreement modified the original terms to create less cumbersome paperwork in tracking cost sharing between the companies.
14. Subsequent Event
     On April 16, 2008, the Company entered into an interest rate swap agreement with RBS Citizens, N.A. The swap began on May 1, 2008 and ends on August 3, 2009 at a fixed rate of 4.70% based on the $9.5 million loan to Charter One (DBA) RBS Citizens, N.A.

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations
     John D. Oil and Gas Company has been in the business of extracting and producing oil and natural gas products since June 2005 when it sold most of its self-storage facilities and redirected the Company’s focus. The Company currently has two segments: one composed of the one remaining self-storage facility located in Painesville, Ohio and one that is actively drilling oil and natural gas wells in Northeast Ohio. The Company has drilled four wells in the first quarter of 2008 and placed one of those online by quarter end. Drilling is very capital intensive and at this point, the Company anticipates a decrease in the drilling program to allow for all of the wells currently drilled to go online and revenues to sustain the Company’s cash needs. The Company is currently concentrating in Kykuit Resources LLC, which anticipates beginning its drilling in Montana during May 2008.
     The Company cannot guarantee success as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
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
     For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, Note 1 of the “Notes to Unaudited Consolidated Financial Statements” included in this report.
Liquidity and Capital Resources
     Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and natural gas operations in Montana with the partnership in Kykuit Resources LLC . Drilling is very capital intensive and at this point the Company believes that short-term cash flow needs will be met by issuing equity, borrowing from related parties and partnering the working interest of future wells as joint ventures. A private placement offering occurred in 2006 and the Company sold preferred shares in early 2008. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.
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

     Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Mr. Osborne, the Company’s Chairman and CEO. At March 31, 2008, the Company had outstanding debt to Charter One of $9.5 million on a line of credit, due to mature August 1, 2009. While Mr. Osborne currently personally guarantees substantially all of the Company’s debt, he is under no legal obligation, requirement or agreement to guarantee any refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.
     The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.
     The Company’s current assets decreased $314,570 or 25.1%, to $938,025 at March 31, 2008 from $1,252,595 at December 31, 2007. Current assets at March 31, 2008 were lower than at December 31, 2007 due to the sale of land next to one of the previously sold self-storage facilities and the decrease in accounts receivable from related parties.
     The Company’s current liabilities increased $694,437 to $12,583,683 at March 31, 2008, from $11,889,246 at December 31, 2007. The increase is largely the result of the Painesville self storage facility’s loan becoming a current liability offset by lower accounts payable.
     The Company had a positive cash flow from operating activities of $175,919 for the three months ended March 31, 2008 compared to a negative cash flow of $430,870 for the three months ended March 31, 2007. The increase in cash flow from operating activities was largely the result of a decrease in accounts receivable, other current assets and increased profitability from the current drilling program.
     The Company had a negative cash flow from investing activities of $1,098,704 for the three months ended March 31, 2008 compared to a negative cash flow of $794,159 for the three months ended March 31, 2007. Both of the cash uses were largely due to expenditures for drilling new oil and natural gas wells.
     The Company had a positive cash flow from financing activities of $907,883 for the three months ended March 31, 2008 compared to a positive cash flow of $1,384,550 for the three months ended March 31, 2007. The positive change for the three months ended March 31, 2008 was largely due to the receipt of proceeds from a private stock offering. The positive change for the three months ended March 31, 2007 was the result of borrowing on the line of credit.
Material Changes in Results of Operations
Revenues from Continuing Operations
     Total revenues from continuing operations and interest income increased $282,943, or 36.5%, to $1,057,840 for the three months ended March 31, 2008, from $774,897 for the three months ended March 31, 2007. The increases are largely the result of higher oil and natural gas production occurring from the increase in producing wells.
Expenses from Continuing Operations
     Interest expense from continuing operations increased $57,240, or 54.6%, to $161,985 for the three months ended March 31, 2008 compared to $104,745 for the three months ended March 31, 2007. Interest expense increased largely due to additional borrowing on the line of credit although the interest rate was lower for the three months ended March 31, 2008 compared to 2007.

     Oil and natural gas production costs from continuing operations increased $42,413, or 55.1%, to $119,434 for the three months ended March 31, 2008 compared to $77,021 for the three months ended March 31, 2007. The increase is largely the result of the growth in the number of producing wells, service rig work and free gas to landowners for domestic use offset by more water hauling charges in 2007 than 2008.
     Self-storage property operating expenses from continuing operations increased $5,607, or 22.1%, to $30,928 for the three months ended March 31, 2008 compared to $25,321 for the three months ended March 31, 2007. The increase in property operating expenses was largely due to increased utility charges for heat and electricity.
     Property taxes and insurance expenses from continuing operations increased $9,282, or 29.6%, to $40,591 for the three months ended March 31, 2008 compared to $31,309 for the three months ended March 31, 2007. Property taxes and property insurance increased largely due to an increase in well liability insurance offset by an adjustment by the Lake County Board of Revision to the appraised property value on the Painesville self-storage property.
     Legal and professional fees increased $13,217, or 48.9%, to $40,231 for the three months ended March 31, 2008 compared to $27,014 for the three months ended March 31, 2007. The increase is largely the result of an increase in accrued accounting expense and charges for Sarbanes Oxley compliance consultants.
     General and administrative expenses from continuing operations increased $42,975, or 24.3%, to $219,773 for the three months ended March 31, 2008 compared to $176,798 for the three months ended March 31, 2007. The increase in general and administrative expenses is due to various factors including increased payroll expense, travel, telephone and office supply expenses.
     The Company’s equity interest in Kykuit Resources LLC shows a loss of $7,537 for the three months ended March 31, 2008. The Kykuit joint venture began operations in August 2007. It is anticipated that the drilling for this venture will begin in May 2008.
     Depreciation, depletion and amortization expenses from continuing operations increased $12,693, or 3.5%, to $378,966 for the three months ended March 31, 2008 compared to $366,273 for the three months ended March 31, 2007. Depreciation, depletion and amortization increased primarily due to higher recorded capitalized well costs due to additional wells being drilled.
Income (Loss) from Continuing Operations
     The Company’s income (loss) from continuing operations decreased $91,979, to net income of $58,395 for the three months ended March 31, 2008 from a loss of $33,584 for the three months ended March 31, 2007. The Company’s change from a loss for the three months ended March 31, 2007 to net income at March 31, 2008 was primarily due to greater oil and natural gas revenues, offset in part by greater operating expenses with the increase in wells placed on line between the two time periods.
Income from Discontinued Operations
     The Company’s loss from discontinued operations was $4,243 for the three months ended March 31, 2007 prior to the gain from the sale of the Gahanna self-storage facility during May 2007.
Net Income (Loss)
     The Company had net income from operations of $58,395, for the three months ended March 31, 2008 compared to a net loss of $37,827 for the three months ended March 31, 2007. The change from loss to net income was primarily due to greater oil and natural gas revenues, offset in part by greater operating expenses with the increase in wells placed on line between the two time periods.

Off-Balance Sheet Arrangements
     The Company had off-balance sheet arrangements at March 31, 2008. Regarding the Kykuit partnership, although the Company is not liable for the contribution obligations of other members of Kykuit Resources, LLC, the Company may decide to invest additional funds should any of the other members not meet their future required investments. However the Company believes that this scenario is highly unlikely.
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
     The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe these estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and elsewhere in our annual report and in this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. The Company has deferred the application of SFAS No. 157 related to non-financial assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”.) SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact SFAS No. 141R may have on its financial position, results of operations or cash flows.
Item 4. Controls and Procedures
     As of March 31, 2008, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.
     The management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company. Further, in connection with our evaluation we did not identify any change during the last quarter in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company sold 250 shares on March 5, 2008, 50 shares on March 31, 2008 and 50 shares on May 8, 2008 of its Series A Convertible Preferred Shares, par value $.01 per share, to accredited investors. All Series A Preferred Shares were sold at a price of $1,000 per share for a total of $300,000. The preferred stock was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act.
Exhibits

10.1*	Loan Amendment Agreement between John D. Oil and Gas Company, Great Plains Exploration, LLC and Richard M. Osborne dated March 28, 2008.

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	JOHN D. OIL AND GAS COMPANY

	By:	/s/ Richard M. Osborne

Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2008	By:	/s/ C. Jean Mihitsch

C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)