Form 10-Q
period 2008-06-30
JOHN D. OIL & GAS CO
filed 2008-08-13
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s common stock as of August 5, 2008 was 9,019,015 shares.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
PART I Financial Information

Item 1:	Consolidated Financial Statements	3
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4:	Controls and Procedures	29

PART II Other Information

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 4:	Submission of Matters to a Vote of Security Holders	29
Item 6:	Exhibits	30
Signatures		30
Certifications

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$209,188	$30,479
Accounts Receivable	29,748	63,739
Accounts Receivable from Related Parties	827,414	919,542
Assets Held for Sale	-	204,762
Other Current Assets	11,589	34,073
Total Current Assets	1,077,939	1,252,595

Property and Equipment, Net	13,327,127	12,874,148
Investment in Unconsolidated Affiliate	998,685	1,261,930
Other Assets	26,170	13,894

TOTAL ASSETS	$15,429,921	$15,402,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$9,500,000	$5,700,000
Current Maturities of Long Term Debt	1,326,196	100,725
Note Payable to Related Party	300,000	3,800,000
Accounts Payable	744,860	2,063,318
Accounts Payable to Related Parties	6,514	16,468
Accrued Expenses	241,549	208,735
Total Current Liabilities	12,119,119	11,889,246

Long Term Debt, Net of Current Maturities	-	1,285,732
Asset Retirement Obligation	241,259	211,777
Commitments and Contingencies	-	-

Shareholders’ Equity:
Serial Preferred Stock - $.001 par value: 2,000,000 shares authorized, 1,350 and 0 shares issued and outstanding, respectively	1	-
Common Stock - $.001 par value: 50,000,000 shares authorized; 9,019,015 issued and outstanding	9,019	9,019
Paid-in Capital	30,253,966	28,871,616
Accumulated Deficit	(27,190,025)	(26,864,823)
Accumulated Other Comprehensive Loss	(3,418)	-
Total Shareholders’ Equity	3,069,543	2,015,812

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,429,921	$15,402,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Oil and Natural Gas Sales	$965,176	$632,451	$1,937,253	$1,316,504
Self-Storage Operation Revenues	75,842	84,911	158,300	175,749
Interest and Other	4	41,603	3,309	41,609
Total Revenues	1,041,022	758,965	2,098,862	1,533,862

Operating Expenses
Interest	142,755	125,226	304,740	229,971
Oil and Natural Gas Production Costs	168,418	67,051	287,852	144,072
Self-Storage Property Operating Expense	26,610	25,267	57,538	50,588
Legal and Professional Fees	56,876	65,784	97,107	92,798
Property Taxes and Insurance	40,712	36,760	81,303	68,069
General and Administrative	203,447	197,202	423,221	374,000
Warrant	47,573	-	47,573	-
Loss from Unconsolidated Affiliate	11,663	-	19,200	-
Bad Debt	40,027	-	40,027	-
Impairments	241,600	-	241,600	-
Depreciation, Depletion and Amortization	414,242	214,129	793,207	580,402
Total Operating Expenses	1,393,923	731,419	2,393,368	1,539,900

Income (Loss) from Continuing Operations	(352,901)	27,546	(294,506)	(6,038)
Loss from Discontinued Operations	-	(1,851)	-	(6,094)
Gain on Sale of Assets from Discontinued Operations	-	294,587	-	294,587
Income from Discontinued Operations	-	292,736	-	288,493
Net Income (Loss)	$(352,901)	$320,282	$(294,506)	$282,455

Other Comprehensive Income (Loss):
Change in Fair Value of Cash Flow Hedge	(3,418)	-	(3,418)	-
Change in Fair Value of Available for Sale Securities	-	-	-	(34)

Comprehensive Income (Loss)	$(356,319)	$320,282	$(297,924)	$282,421

Weighted Average Basic Shares Outstanding	9,019,015	8,998,180	9,019,015	8,998,180
Weighted Average Diluted Shares Outstanding	9,019,015	10,014,090	9,019,015	10,018,671
Loss per Common Share from Continuing Operations – Basic and Diluted	$(0.04)	$0.00	$(0.03)	$0.00
Income per Common Share from Discontinued Operations – Basic and Diluted	-	0.03	-	0.03
Income (Loss) per Common Share – Basic and Diluted	$(0.04)	$0.03	$(0.03)	$0.03

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
Six Months Ended June 30, 2008 and 2007

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2006 (Audited)	$-	$8,998	$28,854,588	$(25,966,929)	$34	$2,896,691
Restricted Common Stock Award			2,274			2,274
Net Income				282,455		282,455
Change in Fair Market Value of Available for Sale Securities					(34)	(34)
Balance at June 30, 2007 (Unaudited)	$-	$8,998	$28,856,862	$(25,684,474)	$-	$3,181,386

Balance at December 31, 2007 (Audited)	$-	$9,019	$28,871,616	$(26,864,823)	$-	$2,015,812
Preferred Stock Issued in Private Placement, Net of Offering Costs	1		1,332,503			1,332,504
Restricted Common Stock Award			2,274			2,274
Dividends Declared				(30,696)		(30,696)
Director Warrant Issued			47,573			47,573
Net Loss				(294,506)		(294,506)
Change in Fair Market Value of Cash flow Hedge					(3,418)	(3,418)
Balance at June 30, 2008 (Unaudited)	$1	$9,019	$30,253,966	$(27,190,025)	$(3,418)	$3,069,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(294,506)	$282,455
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used In) Provided By Operating Activities
Bad Debt	40,027	-
Impairments	241,600	-
Depreciation, Depletion and Amortization	793,207	580,402
Loss from Unconsolidated Affiliate	19,200	-
Gain on Sale of Securities	-	(36,260)
Loss on Sale of Equipment	-	1,749
Restricted Common Stock Award	2,274	2,274
Director Warrant Issued	47,573	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	86,092	(172,887)
Other Current Assets	227,246	16,066
Other Assets	(12,276)	17,264
Accounts Payable	(1,781,714)	278,138
Accrued Expenses	(12,222)	(56,890)
Change in Discontinued Operations, Net	-	(316,936)
Net Cash (Used In) Provided By Operating Activities	(643,499)	595,375

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,437)	(28,757)
Proceeds from Sale of Securities	-	474,648
Proceeds from Sale of Equipment	-	16,500
Proceeds from Sale of Interest in Unconsolidated Affiliate	731,747	-
Expenditures for Unconsolidated Affiliate	(34,400)	-
Expenditures for Oil and Natural Gas Wells	(1,437,474)	(3,070,472)
Change in Discontinued Operations, Net	-	1,229,389
Net Cash Used in Investing Activities	(741,564)	(1,378,692)

Cash Flows from Financing Activities:
Proceeds from Line of Credit, Net	-	2,615,000
Proceeds from Preferred Stock Private Placement	1,332,504	-
Dividends Paid to Preferred Stockholders	(8,471)	-
Proceeds from related party loan, Net	300,000	-
Principal Payments on Long Term Debt	(60,261)	(42,062)
Change in Discontinued Operations, Net	-	(716,907)
Net Cash Provided By Financing Activities	1,563,772	1,856,031

Net Increase in Cash	178,709	1,072,714
Cash, Beginning of Period	30,479	23,892
Cash, End of Period	$209,188	$1,096,606

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

The Company is in the business of acquiring, exploring, developing, and producing oil and natural gas in Northeast Ohio. The Company still retains one self storage facility located in Painesville, Ohio from the partnership with Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. Interim results of operations are not necessarily indicative of the results to be expected for the remainder of the year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the June 30, 2008 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method. The Company’s investment in an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit”), is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.

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

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At June 30, 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

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

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company has some limited participation in exploratory drilling which the Kykuit partnership is involved in.

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

The following table presents the Company’s asset retirement obligation activity for the following six month periods:

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Asset retirement obligations, beginning of the period	$241,777	$90,324
Liabilities incurred during the period	52,006	7,156
Liabilities settled during the period	-	-
Accretion expense	7,476	8,386
Asset retirement obligations, end of the period	301,259	105,866
Less current liabilities	60,000	-
Asset retirement obligations, net of current maturities	$241,259	$105,866

At June 30, 2008 and December 31, 2007, the current portion of the asset retirement obligation is included in accrued expenses and was $60,000 at June 30, 2008 and $30,000 at December 31, 2007. The Company anticipates plugging wells that are not producing in the third and fourth quarter of 2008.

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

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through November 30, 2011. Total lease revenue related to these leases was $43,925 and $47,952 for the three months ended June 30, 2008 and 2007, respectively. Total lease revenue related to these leases was $85,149 and $96,876 for the six months ended June 30, 2008 and 2007, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms. In June of 2008, the Company decided to write-off an outstanding receivable of $40,027 for a leased vacant space to bad debt expense. While the Company has received a court judgment against the lease holder, the Company is uncertain as to the collection of the outstanding receivable.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Future minimum lease revenue for continuing operations under non-cancelable leases for each of the three succeeding annual periods ending June 30 are as follows:

2009	$150,624
2010	134,424
2011	9,852
$294,900

Additionally, two other leases have been on a month to month basis since August of 2007 and are not included in the above chart.

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

Stock-Based Compensation

The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are valuable to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of June 30, 2008 and December 31, 2007, 25,000 and 35,000 stock options were outstanding, respectively. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 with compensation expense to be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares for the six months ended June 30, 2008 and 2007 was $2,274.

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

On June 20, 2008, the Company granted a warrant to purchase 50,000 shares of common stock (the “Warrant”) to Richard M. Osborne in return for Mr. Osborne providing collateral for the company’s credit facility with RBS Citizens, N.A., d/b/a Charter One. The Warrant has an exercise price of $1.00 per share and a term of five years. The fair value of the warrant was approximately $48,000 at the date of grant, estimated using the Black-Scholes-Merton option pricing model. Determining the fair value of the warrant charge requires us to make highly subjective assumptions, including expected contractual life of the warrant and the price volatility of the underlying shares. We estimate stock price volatility based on our historical volatility of stock. The assumptions used in calculating the fair value of the warrant represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

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

Fair Value of Financial Instruments

The Company measures the fair value of its financial instruments using the procedures set forth below for all assets and liabilities measured at fair value that were previously carried at fair value pursuant to other accounting guidelines.

Under SFAS No. 157, “Fair Value Measurements” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date

SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Level 1 – Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. Instruments in this category include non-exchange-traded derivatives, including interest rate swaps.

Level 3 – Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2008. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at June 30, 2008
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Interest rate swap	$0	$(3,418)	$0

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, “SFAS 141R”. SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact SFAS No. 141R may have on its financial position, results of operations or cash flows.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment to FASB Statement No. 133.” SFAS No. 161 intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating what impact SFAS No. 161 may have on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company is currently evaluating what impact SFAS No. 162 may have on its financial position, results of operations or cash flows.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on our financial statements.

2. Stockholder’s Equity

Effective February 12, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 5,000 Series A Preferred Shares, par value $0.001 per share. Dividends accumulate on the Series A preferred Shares at the rate of 8% per annum and must be paid on a quarterly basis. Failure to pay dividends on a timely basis results in the imposition of a default rate of 10% per annum that continues until the default is cured by the Company by payment of all accrued dividends. Further, the initial default by the Company entitles the holders of the Series A Preferred Shares to elect, as a class, one director to the Company’s Board of Directors who shall serve until the Series A Preferred Shares are liquidated or converted.

The Series A Preferred Shares have voting rights only with respect to certain extraordinary actions that would impair the rights of holders of the Series A Preferred Shares, such as a merger, reorganization or issuance of a class or series of stock on parity with or senior to the Series A Preferred Shares. Each share of the Series A Preferred Shares is convertible into common shares by dividing the sum of $1,000.00 and any accrued but unpaid dividends on the Series A Preferred Shares by the conversion price of $1.00 (the “Conversion Price”). The Conversion Price is proportionately increased (or decreased, as the case may be) for combinations, stock splits and similar events that would affect the number of shares of the Company’s common stock outstanding. The Series A Preferred Shares have a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Company sold an aggregate of 1,350 shares of its Series A Convertible Preferred Shares in a private placement to a total of nine accredited investors during the first six months of 2008. All Series A Preferred Shares were sold at a price of $1,000 per share for a total of $1,350,000 with no underwriting discounts or commissions, as no underwriters were used to facilitate the transactions.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

3. Warrant Issued

Pursuant to a warrant agreement dated June 20, 2008 between the Company and Richard M. Osborne, the Company issued a warrant to Richard M. Osborne to purchase up to 50,000 shares of the Company’s common stock at $1.00 per share. The warrant is immediately exercisable. The fair value of the warrant was approximately $48,000 at the grant date, estimated on the basis of the Black-Scholes-Merton option-pricing formula. The following assumptions were used: expected volatility of 153.15%; risk-free interest rate of 3.57%; expected dividend yield of 0.00% and contractual life of the warrant as 4.5 years. The fair value of the warrant has been recorded as an increase to additional paid in capital and expense accounts, which was fully recognized as of June 30, 2008.

4. Property and Equipment

Property and equipment consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$14,857,966	$12,173,194
Unproved Properties	598,508	1,803,800
Accumulated Depletion	(3,842,734)	(2,885,433)
Total Oil and Natural Gas Properties	11,613,740	11,091,561
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,357,822	2,357,822
Furniture and Equipment	201,649	200,212
Accumulated Depreciation	(1,153,864)	(1,083,227)
Total Other Property and Equipment	1,713,387	1,782,587
Property and Equipment, Net	$13,327,127	$12,874,148

5. Investment in Unconsolidated Affiliates

The Company holds an investment in an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company began investing in Kykuit during the third quarter of 2007. At that time Kykuit had a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. Subsequently, on May 1, 2008 Kykuit entered into an Assignment of Oil, Gas and Mineral Leases pursuant to which Hemus, Ltd. assigned all of the remaining 25% interest in rights, title and interest in certain oil, natural gas and mineral leases located in Montana to Kykuit for $250,000. Drilling began in late May 2008. While several wells have been drilled, all of the processes to determine if the wells are viable have not been completed at this time.

The Company initially owned 43.8% of Kykuit. At December 31, 2007, the Company had invested $1,140,000 in cash, incurred an outstanding payable of $150,748 and carried a loss of $28,818 against its investment. During the first quarter, the Company invested $8,600 and during the second quarter $25,800 in cash. Additionally the Company incurred two cash calls in the second quarter totaling $1,116,017, resulting in a net investment of $2,441,165. The Company is the current managing member of Kykuit and now owns 18.8% of Kykuit after selling 25% of its interest on May 29, 2008. The 25% interest was sold for approximately $1.3 million of which the Company received $731,747 in cash and wrote off an accounts payable for $662,716. No gain was realized on the sale. A full disclosure of these items is included in a Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on July 9, 2008. The current investment by the Company in this venture is $998,685 which includes an account payable for $604,048 and a cumulative net book loss of $48,017 at June 30, 2008.
The following table displays the balance sheet of Kykuit at June 30, 2008 and December 31, 2007 and the income statement for the three and six months ended June 30, 2008.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

	June 30, 2008	December 31, 2007
Current Assets	$1,848,468	$316,752
Unproved Leaseholds and Development Costs	3,771,552	2,707,773
Furniture and Fixtures, Net of Depreciation	40,736	31,536
Other Assets	37,622	42,135
	$5,698,378	$3,098,196

Current Liabilities	$242,735	$214,791
Paid in Capital	5,577,864	2,949,248
Accumulated Deficit	(122,221)	(65,843)
	$5,698,378	$3,098,196

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008

Total Revenues	$-	$-
Total Expenses	39,157	56,378
Net Loss	$(39,157)	$(56,378)

6. Assets Held for Sale

At December 31, 2007, two parcels of land were categorized as Assets Held for Sale totaling $204,762. This land is adjacent to one of the self-storage facilities sold to U-Store-It in April 2005. At December 31, 2007, the Company had entered into an agreement for a possible sale of the land. Subsequently on February 1, 2008, the land was sold to Richard M. Osborne at its book value.

7. Discontinued Operations

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The Company’s results of operations have been restated to reclassify the net earnings of the self-storage facility sold as discontinued operations for all periods presented. The following table summarizes income and loss from discontinued operations for the three and six months ended June 30:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues
Revenues from real estate operations	$24,876	$72,771
Operating expenses
Interest expense	8,257	22,982
Property taxes and insurance	3,284	11,654
Property operating expense	11,904	31,146
Depreciation and amortization	3,282	13,083
Total Expenses	26,727	78,865

Loss from discontinued operations	(1,851)	(6,094)
Gain on Sale of Discontinued Operations	294,587	294,587
Income from Discontinued Operations	$292,736	$288,493

8. Line of Credit and Long-Term Debt

On September 28, 2006, the Company entered into an unsecured loan agreement with Mr. Richard Osborne and Charter One Bank. The Company and Mr. Osborne at that time were co-borrowers on a one year line of credit which provided for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly. The Charter One liability was jointly loaned, so the Company and Mr. Osborne were each liable for the debt of the other.

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

On March 28, 2008, the Company entered into the First Amended and Restated Loan and Security Agreement (the “Loan Agreement”) between the Company, Richard M. Osborne (the Company and Mr. Osborne together, the “Borrowers”), and RBS Citizens, N.A., d/b/a Charter One. The Loan Agreement extends the maturity date to August 1, 2009, continuing with the original interest rate calculation of 1.75% over LIBOR adjusted monthly. Under the new agreement, only the Company may borrow on the line of credit when any amounts are paid down against the $9.5 million outstanding on the loan. The Company and Great Plains Exploration LLC a company owned by Mr. Osborne (“Great Plains”), agreed that the related party loan of $3.8 million from Great Plains was satisfied in full and terminated upon the Company’s entry into the new Charter One loan and assumption of the $3.8 million portion of the line of credit drawn by Mr. Osborne. Therefore, the Company had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008. As part of this loan agreement, Mr. Osborne has pledged several real estate properties that he personally owns, so that sufficient collateral would allow the Company to enter into the loan agreement. While the Company is building its reserves with each well that it drills, it has not met the reserve collateral requirements for a loan this large at this time without the pledged assets of Mr. Osborne.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

On April 16, 2008, the Company entered into an interest rate swap agreement for a cash flow hedge with RBS Citizens, N.A. The swap began on May 1, 2008 and ends on August 3, 2009 in connection with the $9.5 million loan to Charter One (DBA) RBS Citizens, N.A. The notational amount of the swap is $9.5 million and the swap changes the variable-rate interest on the loan from the 30 day LIBOR rate plus 1.75% to a fixed-rate interest of 2.95% plus 1.75%. The terms of the interest rate swap consist of calculating the difference between the fixed rate of 2.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 2.95% exceeds the 30-day LIBOR rate, the Company pays the bank the difference. In the event that the 30-day LIBOR exceeds the fixed rate of 2.95%, the bank pays the Company the difference. The estimated fair value of the swap at June 30, 2008 was a liability of $3,418, which is included in accrued expenses. The interest rate swap is accounted for as a cash flow hedge pursuant to SFAS No. 133. As there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.

The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. This long-term debt has an interest rate tied to the 30 day LIBOR plus 2.50%. Monthly principal and interest payments are $16,612, with a current interest rate of 4.883%, using a 20-year amortization period. The principal amount of the loan as of June 30, 2008 and December 31, 2007 was $ 1,326,196 and $1,386,457, respectively.

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

For the three months ended June 30, 2008 and 2007 respectively, the Company paid $124,702 and $116,000 in interest on its debt instruments. For the six months ended June 30, 2008 and 2007 respectively, the Company paid $282,282 and $213,029 in interest on its debt instruments.

9. Notes Payable to Related Party

The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at June 30, 2008 was 5.00%. There were no outstanding balances under the note at June 30, 2008.

At December 31, 2007, the Company had entered into loans with Great Plains (a company owned by Richard M. Osborne) totaling $3.8 million evidenced by six promissory notes. The loans did not include an expiration date or a limit on the amount that the Company could borrow. The notes were payable on demand and bore interest at the rate of LIBOR plus 1.75% per year. The Great Plains notes were satisfied in full and terminated when the Company entered into the Charter One Loan Agreement on March 28, 2008. Therefore, the Company had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

During the loan negotiations with Charter One, it was anticipated that the Company would become responsible for the $9.5 million and therefore did not record any related party interest on the Great Plains loan for the three months ended March 31, 2008.

At June 30, 2008, the Company had $9.5 million outstanding on the Line of Credit to Charter One and had entered into loans with Great Plains totaling $500,000 evidenced by two promissory notes. The loans from Great Plains did not include an expiration date or a limit on the amount that the Company could borrow. The notes were payable on demand and bore interest at the rate of 8% per year. The Great Plains notes had an outstanding balance of $300,000 at June 30, 2008 due to a $200,000 payment to Great Plains during the second quarter.

Interest expense on related party notes payable, included in total interest on debt instruments was $5,589 and $0 for the six months ended June 30, 2008 and 2007, respectively.

10. Earnings/Loss Per Share

Basic income (loss) per share of common stock for the three months ended June 30, 2008 and 2007 is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The stock options, restricted stock awards, Class A Limited Partnership conversion and warrants for the three and six months ended June 30, 2008 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.

The following listed items were dilutive for the three months and six months ended June 30, 2007.

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007

Weighted average number of common shares outstanding used in basic earnings per common share calculation	8,998,180	8,998,180
Dilutive effect of stock options and awards	75,809	71,228
Dilutive effect of Class A Limited Partnership interests	940,101	949,263
Weighted average number of common shares outstanding adjusted for effect of dilutive options, restricted stock awards and Class A convertible stock used in diluted EPS calculation	10,014,090	10,018,671

Income (Loss) from continuing operations	$27,546	$(6,038)
Income from discontinued operations	292,736	288,493
Net Income	$320,282	$282,455
Basic and Diluted:
Loss per common share from continuing operations	$0.00	$0.00
Earnings per common share from discontinued operations	0.03	0.03
Earnings per common share, net	$0.03	$0.03

The Company paid no cash distributions to its common stock shareholders for the six months ended June 30, 2008 and 2007. However, the Company paid $8,471 to its preferred stock shareholders for the three months ended March 31, 2008 and declared $22,225 of preferred stock dividends as of June 30, 2008.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

11. Income Taxes

The Company had no income tax expense for the three and six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008 and December 31, 2007, the Company had net operating loss carry forwards (NOLS) for future years of approximately $13.5 million. These NOLS will expire at various dates through 2027. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.

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

12. Other Related Party Transactions

Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials and related merchandise at the self-storage facility. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the office of the self-storage facility for the benefit of both companies. As of June 30, 2008 and December 31, 2007, the Company owed Liberty Self-Stor II, Ltd. $6,514 and $16,468, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.

On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on June 30, 2009 for $1,350 per month. Rent expense totaled $8,100 for the six months ending June 30, 2008 and 2007 and is included in general and administrative expenses.

The Company had $5,392 at June 30, 2008 and $5,063 at December 31, 2007 included in accounts receivable from related parties in the accompanying consolidated balance sheets. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. The amounts primarily relate to cost sharing in well joint ventures.

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and to sell natural gas and oil production net of pipeline transportation costs. Great Plains is wholly owned by Mr. Osborne. The Company paid Great Plains $125,640 and $414,040 for capitalized costs to manage and drill wells per the operating agreement for the three months ended June 30, 2008 and 2007, respectively. The Company paid Great Plains $696,199 and $437,040 for capitalized costs to manage and drill wells per the operating agreement for the six months ended June 30, 2008 and 2007, respectively. The Company also had $782,995 and $907,499 included in accounts receivable from related parties that is due from Great Plains at June 30, 2008 and December 31, 2007 for oil and natural gas sales, respectively.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the payments received for oil and natural gas production and payments paid for expenses to Great Plains for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$838,106	$608,675	$1,650,822	$1,279,768
Operating expenses
Well Management, Water Hauling and Service Rig	$124,478	$38,020	$170,563	$84,800

The Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company. The Company had $39,027 and $6,980 included in accounts receivable from related parties that is due from J. R. Smail, Inc. at June 30, 2008 and December 31, 2007 for oil and natural gas sales, respectively. The amounts paid to J. R. Smail, Inc. and capitalized to property and equipment for the joint venture by the Company totaled $504,313 at June 30, 2008 and December 31, 2007. Net revenue received from J. R. Smail, Inc for the sale of natural gas and oil from the joint venture wells for the three months ended June 30, 2008 and 2007 was $53,096 and $0, respectively. For the six months ended June 30, 2008 and 2007, the net revenue was $103,780 and $0, respectively. Additionally, Mr. Smail owns a drilling company, Poulson Drilling Corporation, which was paid $294,299 for drilling wells for the Company for the year ended December 31, 2007. The costs are recorded in proved properties. Operating expenses paid for the well management, water hauling and transportation costs totaled $6,957 and $0 for the three months ended and $13,053 and $0 for the six months ended June 30, 2008 and 2007, respectively to J. R. Smail, Inc.

On August 3, 2007, Kykuit Resources, LLC purchased from Hemus, Ltd. (“Hemus”) a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. Subsequently, on May 1, 2008 Kykuit entered into an Assignment of Oil, Gas and Mineral Leases pursuant to which Hemus, Ltd. assigned all of its remaining rights, title and interest in certain oil, natural gas and mineral leases located in Montana to Kykuit for $250,000. The Company is the managing member of Kykuit and currently owns 18.8% of Kykuit. A full disclosure of these items is included in a Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on July 9, 2008. The current investment by the Company in this venture is $998,685.

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

The Company’s operations are classified into two principal industry segments. The following table presents the three and six months ended June 30, 2008 and 2007.

Three Months ended June 30, 2008	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$965,176	$75,842	$1,041,018
Interest and other revenue	4	-	4
	965,180	75,842	1,041,022

Interest expense	124,755	18,000	142,755
Property Operating Costs	168,418	26,610	195,028
Other Operating expenses	294,427	94,208	388,635
Loss from Unconsolidated Affiliate	11,663	-	11,663
Impairments	241,600	-	241,600
Depreciation, depletion and amortization	383,988	30,254	414,242
	1,224,851	169,072	1,393,923
Net Loss from Continuing Operations	$(259,671)	$(93,230)	$(352,901)

Property and Equipment additions	$336,907	$-	$336,907

Three Months Ended June 30, 2007	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$632,451	$84,911	$717,362
Interest revenue	41,603	-	41,603
	674,054	84,911	758,965

Interest Expense	93,800	31,426	125,226
Property Operating Costs	67,051	25,267	92,318
Other Operating expenses	242,000	57,746	299,746
Depreciation, depletion and amortization	183,306	30,823	214,129
	586,157	145,262	731,419
Net Income (Loss) from Continuing Operations	87,897	(60,351)	27,546
Net Income from Discontinued Operations	-	292,736	292,736
Net Income	$87,897	$232,385	$320,282

Property and Equipment additions	$2,305,070	$-	$2,305,070

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Six Months ended June 30, 2008	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,937,253	$158,300	$2,095,553
Interest and other revenue	3,309	-	3,309
	1,940,562	158,300	2,098,862

Interest expense	264,708	40,032	304,740
Property Operating Costs	287,852	57,538	345,390
Other Operating expenses	545,184	144,047	689,231
Loss from Unconsolidated Affiliate	19,200	-	19,200
Impairments	241,600	-	241,600
Depreciation, depletion and amortization	732,530	60,677	793,207
	2,091,074	302,294	2,393,368
Net Loss from Continuing Operations	$(150,512)	$(143,994)	$(294,506)

Property and Equipment additions	$1,438,911	$-	$1,438,911

Total Assets	$13,747,918	$1,682,003	$15,429,921

Six Months Ended June 30, 2007	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,316,504	$175,749	$1,492,253
Interest revenue	41,609	-	41,609
	1,358,113	175,749	1,533,862

Interest Expense	168,800	61,171	229,971
Property Operating Costs	144,072	50,588	194,660
Other Operating expenses	425,346	109,521	534,867
Depreciation, depletion and amortization	518,513	61,889	580,402
	1,256,731	283,169	1,539,900
Net Income (Loss) from Continuing Operations	101,382	(107,420)	(6,038)
Net Income from Discontinued Operations	-	288,493	288,493
Net Income	$101,382	$181,073	$282,455

Property and Equipment additions	$3,089,296	$9,933	$3,099,229

Total Assets	$9,892,313	$1,981,859	$11,874,172

14. Commitments and Contingencies

Environmental Matters

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Oil and Gas Contracts

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production to third parties. The term of the agreement was one year from the effective date. Thereafter, it shall be extended for consecutive one year periods unless terminated earlier. The original contract was amended November 14, 2006 and filed as exhibit 10.4 to the 10-QSB for September 30, 2006. The Amendment No. 1 to the Oil and Gas Operations and Sale Agreement modified the original terms to create less cumbersome paperwork in tracking cost sharing between the companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

John D. Oil and Gas Company has been in the business of extracting and producing oil and natural gas products since June 2005 when it sold most of its self-storage facilities and redirected the Company’s focus. The Company currently has two segments: one composed of the one remaining self-storage facility located in Painesville, Ohio and one that is actively drilling oil and natural gas wells in Northeast Ohio. The Company has drilled six wells in the first six months of 2008 with one remaining to be put on line.

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

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and Note 1 of the “Notes to Unaudited Consolidated Financial Statements” included in this report.

Liquidity and Capital Resources

Liquidity represents the Company's ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and natural gas operations in Montana with the partnership in Kykuit Resources LLC. At June 30, 2008, the Company had $9.5 million outstanding on the Line of Credit to Charter One and had entered into loans with Great Plains with a current principle balance of $300,000. Drilling is very capital intensive and at this point the Company believes that short-term cash flow needs will be met by issuing equity, borrowing from related parties and partnering the working interest of future wells as joint ventures. A private placement offering occurred in 2006 and the Company sold preferred shares in early 2008. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its new business plan.

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

The Company’s current assets decreased $174,656 or 13.9%, to $1,077,939 at June 30, 2008 from $1,252,595 at December 31, 2007. Current assets at June 30, 2008 were lower than at December 31, 2007 due to the sale of land (classified as held for sale) next to one of the previously sold self-storage facilities and the decrease in accounts receivable from related parties offset by an increase in cash.

The Company’s current liabilities increased $229,873 to $12,119,119 at June 30, 2008, from $11,889,246 at December 31, 2007. The increase is largely the result of the Painesville self storage facility’s loan becoming a current liability and borrowing from a related party, offset by lower accounts payable.

The Company had a negative cash flow from operating activities of $643,499 for the six months ended June 30, 2008 compared to a positive cash flow of $595,375 for the six months ended June 30, 2007. The decrease in cash flow from operating activities was largely the result of paying accounts payables from drilling wells.

The Company had a negative cash flow from investing activities of $741,564 for the six months ended June 30, 2008 compared to a negative cash flow of $1,378,692 for the six months ended June 30, 2007. The six months ended June 30, 2008 was lower with fewer expenditures for drilling wells offset by sales proceeds for the 25% partnership interest sold of Kykuit Resources LLC.

The Company had a positive cash flow from financing activities of $1,563,772 for the six months ended June 30, 2008 compared to a positive cash flow of $1,856,031 for the six months ended June 30, 2007. The positive change for the six months ended June 30, 2008 was largely due to the receipt of proceeds from a private stock offering and borrowing from a related party. The positive change for the six months ended June 30, 2007 was largely the result of borrowing on the line of credit.

Material Changes in Results of Operations

Revenues from Continuing Operations

Total revenues from continuing operations and interest income increased $282,057, or 37.2%, to $1,041,022 for the three months ended June 30, 2008, from $758,965 for the three months ended June 30, 2007. Total revenues from continuing operations and interest income increased $565,000, or 36.8%, to $2,098,862 for the six months ended June 30, 2008, from $1,533,862 for the six months ended June 30, 2007. The increases are largely the result of higher oil and natural gas production occurring from the increase in producing wells and the increase in the market price of oil during the year.

Expenses from Continuing Operations

Interest expense from continuing operations increased $17,529, or 14.0%, to $142,755 for the three months ended June 30, 2008 compared to $125,226 for the three months ended June 30, 2007. Interest expense from continuing operations increased $74,769, or 32.5%, to $304,740 for the six months ended June 30, 2008 compared to $229,971 for the six months ended June 30, 2007. Interest expense increased largely due to additional borrowing on the line of credit although the interest rate was lower for the three months ended June 30, 2008 compared to 2007.

Oil and natural gas production costs from continuing operations increased $101,367, or 151.2%, to $168,418 for the three months ended June 30, 2008 compared to $67,051 for the three months ended June 30, 2007. Oil and natural gas production costs from continuing operations increased $143,780, or 99.8%, to $287,852 for the six months ended June 30, 2008 compared to $144,072 for the six months ended June 30, 2007. The increase is largely the result of the growth in the number of producing wells and service rig work offset in part by higher water hauling charges in 2007 than 2008.

Self-storage property operating expenses from continuing operations increased $1,343, or 5.3%, to $26,610 for the three months ended June 30, 2008 compared to $25,267 for the three months ended June 30, 2007.  Self-storage property operating expenses from continuing operations increased $6,950, or 13.7%, to $57,538 for the six months ended June 30, 2008 compared to $50,588 for the six months ended June 30, 2007. The increase in property operating expenses was largely due to increased utility charges for heating.

Legal and professional fees decreased $8,908, or 13.5%, to $56,876 for the three months ended June 30, 2008 compared to $65,784 for the three months ended June 30, 2007. Legal and professional fees increased $4,309, or 4.6%, to $97,107 for the six months ended June 30, 2008 compared to $92,798 for the six months ended June 30, 2007. The increase is largely the result of an increase in accrued accounting expense and charges for Sarbanes Oxley compliance consultants.

Property taxes and insurance expenses from continuing operations increased $3,952, or 10.8%, to $40,712 for the three months ended June 30, 2008 compared to $36,760 for the three months ended June 30, 2007. Property taxes and insurance expenses from continuing operations increased $13,234, or 19.4%, to $81,303 for the six months ended June 30, 2008 compared to $68,069 for the six months ended June 30, 2007. Property taxes and property insurance increased largely due to an increase in well liability insurance offset by an adjustment by the Lake County Board of Revision to the appraised property value on the Painesville self-storage property.

General and administrative expenses from continuing operations increased $6,245, or 3.2%, to $203,447 for the three months ended June 30, 2008 compared to $197,202 for the three months ended June 30, 2007. General and administrative expenses from continuing operations increased $49,221, or 13.2%, to $423,221 for the six months ended June 30, 2008 compared to $374,000 for the six months ended June 30, 2007. The increase in general and administrative expenses is largely due to an increase in staff and normal annual pay increases.

The Company granted a warrant to purchase 50,000 shares of common stock (the “Warrant”) to Richard M. Osborne on June 20, 2008 in return for Mr. Osborne providing collateral for the company’s credit facility with RBS Citizens, N.A., d/b/a Charter One. The Warrant has an exercise price of $1.00 per share and a term of five years. The fair value of the warrant was approximately $48,000 at the date of grant, estimated using the Black-Scholes-Merton option pricing model.

The Company’s equity interest in Kykuit Resources LLC shows a loss of $11,663 for the three months ended June 30, 2008 and a loss of $19,200 for the six months ended June 30, 2008. The Kykuit joint venture began operations in August 2007. The drilling process began in late May 2008. While several wells have been drilled, all of the processes to determine if the wells are viable have not been completed at this time.

The Company wrote off a receivable of $40,027 for a retail lease in the Painesville facility in the second quarter that appears unlikely the Company will be able to collect.

The Company classified one well as impaired and therefore, wrote it off as a dry-hole in the second quarter of 2008. The net impairment was $241,600.

Depreciation, depletion and amortization expenses from continuing operations increased $200,113, or 93.5%, to $414,242 for the three months ended June 30, 2008 compared to $214,129 for the three months ended June 30, 2007. Depreciation, depletion and amortization expenses from continuing operations increased $212,805, or 36.7%, to $793,207 for the six months ended June 30, 2008 compared to $580,402 for the six months ended June 30, 2007. Depreciation, depletion and amortization increased primarily due to higher recorded capitalized well costs due to additional wells being drilled and related increased production.

Income (Loss) from Continuing Operations

The Company’s income (loss) from continuing operations decreased $380,447, to a net loss of $352,901 for the three months ended June 30, 2008 from income of $27,546 for the three months ended June 30, 2007. The Company’s loss from continuing operations decreased $288,468, to a net loss of $294,506 for the six months ended June 30, 2008 from a net loss of $6,038 for the six months ended June 30, 2007. The Company’s increased loss for the six months ended June 30, 2008 from June 30, 2007 was primarily due to greater operating expenses with the increase in wells placed on line between the two time periods, impairment expense and warrant expense offset partially by greater oil and natural gas revenues.

Income from Discontinued Operations

The Company’s income from discontinued operations of $292,736 for the three months ended June 30, 2007 and net income of $288,493 for the six months ended June 30, 2007 due to the gain from the sale of the Gahanna self-storage facility during May 2007.

Net Income (Loss)

The Company had a net loss from operations of $352,901, for the three months ended June 30, 2008 compared to net income of $320,282 for the three months ended June 30, 2007. The Company had a net loss from operations of $294,506, for the six months ended June 30, 2008 compared to net income of $282,455 for the six months ended June 30, 2007. The change from net income to loss was primarily due to greater operating expenses with the increase in wells placed on line between the two time periods, impairment expense and warrant expense offset partially by greater oil and natural gas revenues. Additionally in 2007, the Company recorded a gain on sale of the Gahanna self-storage facility of $294,587 which is part of discontinued operations.

Off-Balance Sheet Arrangements

The Company had off-balance sheet arrangements at June 30, 2008. Regarding the Kykuit partnership, although the Company is not liable for the contribution obligations of other members of Kykuit Resources, LLC, the Company may decide to invest additional funds should any of the other members not meet their future required investments. However, the Company believes that this scenario is highly unlikely.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, “SFAS 141R”. SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact SFAS No. 141R may have on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment to FASB Statement No. 133.” SFAS No. 161 intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating what impact SFAS No. 161 may have on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company is currently evaluating what impact SFAS No. 162 may have on its financial position, results of operations or cash flows.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on our financial statements.

Item 4. Controls and Procedures

As of June 30, 2008, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008.

Further, in connection with our evaluation we did not identify any change during the last quarter in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 50 shares on May 8, 2008, 100 shares on May 23, 2008, 150 shares on May 28, 2008 and 100 shares on May 29, 2008 of its Series A Convertible Preferred Shares, par value $.01 per share, to accredited investors. All Series A Preferred Shares were sold at a price of $1,000 per share for a total of $400,000. The preferred stock was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act.

Item 4. Submission of Matters to a Vote of Security Holders

On June 4, 2008, the Company held its Annual Meeting of Stockholders. Each of the following directors was elected to serve as a director until the 2009 Annual Meeting of Stockholders or until his successor is duly elected and qualified pursuant to the vote of the Company’s stockholders:

	For	Withheld
Steven A. Calabrese	6,885,725	29,549
Terence P. Coyne	6,885,725	29,549
Richard T. Flenner Jr.	6,885,725	29,549
Mark D. Grossi	6,885,725	29,549
Marc C. Krantz	6,885,725	29,549
Gregory J. Osborne	6,885,225	30,049
Richard M. Osborne	6,883,675	31,599
James R. Smail	6,884,625	30,649
Thomas J. Smith	6,684,955	230,319

Broker non-votes were zero.
Total shares voted equaled 6,915,274.

Exhibits

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

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

Dated: August 12, 2008	JOHN D. OIL AND GAS COMPANY

	By:	/s/ Richard M. Osborne
Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2008	By:	/s/ C. Jean Mihitsch
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)