Form 10-Q
period 2008-09-30
JOHN D. OIL & GAS CO
filed 2008-11-14
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 9,019,015 shares.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Page
PART I Financial Information

Item 1: Consolidated Financial Statements	3
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4: Controls and Procedures	32

PART II Other Information

Item 5: Other Information	32
Item 6: Exhibits	33
Signatures	33
Certifications

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$100,887	$30,479
Accounts Receivable	7,595	63,739
Accounts Receivable from Related Parties	927,018	919,542
Assets Held for Sale	-	204,762
Other Current Assets	38,349	34,073
Total Current Assets	1,073,849	1,252,595

Property and Equipment, Net	13,184,890	12,874,148
Investment in Unconsolidated Affiliate	993,654	1,261,930
Other Assets	20,999	13,894

TOTAL ASSETS	$15,273,392	$15,402,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$9,500,000	$5,700,000
Current Maturities of Long Term Debt	1,293,078	100,725
Note Payable to Related Party	-	3,800,000
Accounts Payable	608,958	2,063,318
Accounts Payable to Related Parties	2,889	16,468
Accrued Expenses	261,530	208,735
Total Current Liabilities	11,666,455	11,889,246

Long Term Debt, Net of Current Maturities	-	1,285,732
Asset Retirement Obligation	389,672	211,777
Commitments and Contingencies	-	-

Shareholders’ Equity:
Serial Preferred Stock - $.001 par value: 2,000,000 shares authorized, 1,350 and 0 shares issued and outstanding, respectively	1	-
Common Stock - $.001 par value: 50,000,000 shares authorized; 9,019,015 issued and outstanding	9,019	9,019
Paid-in Capital	30,255,103	28,871,616
Accumulated Deficit	(27,030,378)	(26,864,823)
Accumulated Other Comprehensive Loss	(16,480)	-
Total Shareholders’ Equity	3,217,265	2,015,812

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,273,392 $	15,402,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Oil and Natural Gas Sales	$1,210,158	$644,211	$3,147,411	$1,960,715
Self-Storage Operation Revenues	77,107	87,069	235,407	262,818
Interest and Other	4	1,912	3,313	43,521
Total Revenues	1,287,269	733,192	3,386,131	2,267,054

Operating Expenses
Interest	138,281	151,483	435,545	373,068
Accretion Expense	15,476	14,621	22,952	23,007
Oil and Natural Gas Production Costs	161,906	71,243	449,758	215,315
Self-Storage Property Operating Expense	25,237	26,366	82,775	76,954
Legal and Professional Fees	60,073	56,582	157,180	149,380
Property Taxes and Insurance	39,841	39,239	121,144	107,308
General and Administrative	221,105	204,334	644,325	578,334
Warrant	-	-	47,573	-
Loss from Unconsolidated Affiliate	5,031	23,420	24,231	23,420
Bad Debt	723	-	40,750	-
Impairments	-	676,485	241,600	676,485
Depreciation, Depletion and Amortization	432,727	241,484	1,225,935	821,886
Total Operating Expenses	1,100,400	1,505,257	3,493,768	3,045,157

Income (Loss) from Continuing Operations	186,869	(772,065)	(107,637)	(778,103)
Loss from Discontinued Operations	-	(1,389)	-	(7,483)
Gain on Sale of Assets from Discontinued Operations	-	-	-	294,587
Income (Loss) from Discontinued Operations	-	(1,389)	-	287,104
Net Income (Loss)	$186,869	$(773,454)	$(107,637)	$(490,999)

Other Comprehensive Income (Loss):
Change in Fair Value of Cash Flow Hedge	(13,062)	-	(16,480)	-
Change in Fair Value of Available for Sale Securities	-	-	-	(34)

Comprehensive Income (Loss)	$173,807	$(773,454)	$(124,117)	$(491,033)

Weighted Average Basic Shares Outstanding	9,015,015	8,998,180	9,019,015	8,998,180
Weighted Average Diluted Shares Outstanding	10,022,485	8,998,180	9,019,015	8,998,180
Income (Loss) per Common Share from Continuing Operations – Basic and Diluted	$0.02	$(0.09)	$(0.02)	$(0.09)
Income per Common Share from Discontinued Operations – Basic and Diluted	0.00	0.00	0.00	0.03
Income (Loss) per Common Share - Basic and Diluted	$0.02	$(0.09)	$(0.02)	$(0.06)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
Nine Months Ended September 30, 2008 and 2007

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2006 (Audited)	$-	$8,998	$28,854,588	$(25,966,929)	$34	$2,896,691
Restricted Common Stock Award			3,411			3,411
Net Loss				(490,999)		(490,999)
Change in Fair Market Value of Available for Sale Securities					(34)	(34)
Balance at September 30, 2007 (Unaudited)	$-	$8,998	$28,857,999	$(26,457,928)	$-	$2,409,069

Balance at December 31, 2007 (Audited)	$-	$9,019	$28,871,616	$(26,864,823)	$-	$2,015,812
Preferred Stock Issued in Private Placement, Net of Offering Costs	1		1,332,503			1,332,504
Restricted Common Stock Award			3,411			3,411
Dividends Declared				(57,918)		(57,918)
Director Warrant Issued			47,573			47,573
Net Loss				(107,637)		(107,637)
Change in Fair Market Value of Cash flow Hedge					(16,480)	(16,480)
Balance at September 30, 2008 (Unaudited)	$1	$9,019	$30,255,103	$(27,030,378)	$(16,480)	$3,217,265

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(107,637)	$(490,999)
Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided By Operating Activities
Bad Debt	40,750	-
Impairments	241,600	676,485
Depreciation, Depletion and Amortization	1,225,935	821,886
Accretion	22,952	23,007
Loss on Well Disposal	41,690	-
Loss from Unconsolidated Affiliate	24,231	23,420
Gain on Sale of Securities	-	(36,260)
(Gain) Loss on Sale of Equipment	(199)	3,703
Restricted Common Stock Award	3,411	3,411
Director Warrant Issued	47,573	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	7,918	(10,070)
Other Current Assets	200,486	(12,547)
Other Assets	(7,105)	18,877
Accounts Payable	(1,810,369)	1,275,641
Accrued Expenses	(22,776)	(38,491)
Change in Discontinued Operations, Net	-	(316,936)
Net Cash (Used In) Provided By Operating Activities	(91,540)	1,941,127
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,437)	(30,281)
Proceeds from Sale of Securities	-	474,648
Proceeds from Sale of Equipment	830	1,245,889
Proceeds from Sale of Interest in Unconsolidated Affiliate	731,747	-
Expenditures for Unconsolidated Affiliate	(145,272)	(1,140,000)
Expenditures for Oil and Natural Gas Wells	(1,632,349)	(6,191,810)
Net Cash Used in Investing Activities	(1,046,481)	(5,641,554)
Cash Flows from Financing Activities:
Proceeds from Line of Credit, Net	-	2,615,000
Proceeds from Preferred Stock Private Placement	1,332,504	-
Dividends Paid to Preferred Stockholders	(30,696)	-
Proceeds from Related Party Loan	500,000	1,880,000
Principal Payments on Related Party Debt	(500,000)	-
Principal Payments on Long Term Debt	(93,379)	(63,203)
Change in Discontinued Operations, Net	-	(716,907)
Net Cash Provided By Financing Activities	1,208,429	3,714,890

Net Increase in Cash	70,408	14,463
Cash, Beginning of Period	30,479	23,892
Cash, End of Period	$100,887	$38,355

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

Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSSI Limited Partnership, a Delaware limited partnership (“LSS”), resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on the current exchange factor of .1377148 of a share for each unit. The Class A limited partnership interest owned by Richard Osborne are presently convertible into 714,537 shares of the Company’s common stock. The Class A limited partnership interest owned by Retirement Management Company, of which Richard Osborne is the sole stockholder, are presently convertible into 257,429 shares of the Company’s common stock and those owned by Thomas Smith, a director, are convertible into 6,852 shares of the Company’s common stock. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. The Company has a 29.9% minority interest in LSS. Due to the losses incurred by the self-storage facilities, current and previously owned, the initial investment by the minority interest was reduced to a receivable and previously written off. The Company may, if business and time warrant, sell the Painesville facility in the future.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2008 and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. Interim results of operations are not necessarily indicative of the results to be expected for the remainder of the year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform to the September 30, 2008 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

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

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At September 30, 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Asset Impairment

The Company reviews its capitalized well costs and self-storage property for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized.

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

The following table presents the Company’s asset retirement obligation activity for the following nine month periods:

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)

Asset retirement obligations, beginning of the period	$241,777	$90,324
Liabilities incurred during the period	71,982	52,906
Revisions in estimated cash flows	117,961	-
Liabilities settled during the period	(35,000)	-
Accretion expense	22,952	13,007
Asset retirement obligations, end of the period	419,672	156,237
Less current liabilities	30,000	-
Asset retirement obligations, net of current maturities	$389,672	$156,237

At September 30, 2008 and December 31, 2007, the current portion of the asset retirement obligation is included in accrued expenses and was $30,000 at September 30, 2008 and December 31, 2007. The Company plugged four wells during the third quarter and may plug three more during the next six months.

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through November 30, 2011. Total lease revenue related to these leases was $43,924 and $46,425 for the three months ended September 30, 2008 and 2007, respectively. Total lease revenue related to these leases was $129,073 and $143,301 for the nine months ended September 30, 2008 and 2007, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms. In June of 2008, the Company decided to write-off an outstanding receivable of $40,027 for a leased vacant space to bad debt expense. While the Company has received a court judgment against the lease holder, the Company is uncertain as to the collection of the outstanding receivable.

Future minimum lease revenue for continuing operations under non-cancelable leases for each of the two succeeding annual periods ending September 30 are as follows:

2009	$150,624
2010	106,620
$257,244

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

Stock-Based Compensation

The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are valuable to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of September 30, 2008 and December 31, 2007, 25,000 and 35,000 stock options were outstanding, respectively. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 with compensation expense to be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares for the nine months ended September 30, 2008 and 2007 was $3,411.

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

On June 20, 2008, the Company granted a warrant to purchase 50,000 shares of common stock to Richard M. Osborne in return for Mr. Osborne providing collateral for the Company’s credit facility with RBS Citizens, N.A., d/b/a Charter One. The warrant has an exercise price of $1.00 per share and a term of five years. The fair value of the warrant was approximately $48,000 at the date of grant, estimated using the Black-Scholes-Merton option pricing model. Determining the fair value of the warrant charge requires us to make highly subjective assumptions, including expected contractual life of the warrant and the price volatility of the underlying shares. We estimate stock price volatility based on our historical volatility of stock. The assumptions used in calculating the fair value of the warrant represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

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

The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.

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

Under SFAS No. 157, “Fair Value Measurements” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of September 30, 2008. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at September 30, 2008
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Interest rate swap	$0	$(16,480)	$0

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact SFAS No. 141R may have on its financial position, results of operations or cash flows.

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

The Series A Preferred Shares have voting rights only with respect to certain extraordinary actions that would impair the rights of holders of the Series A Preferred Shares, such as a merger, reorganization or issuance of a class or series of stock on parity with or senior to the Series A Preferred Shares. Each of the Series A Preferred Shares is convertible into common shares by dividing the sum of $1,000.00 and any accrued but unpaid dividends on the Series A Preferred Shares by the conversion price of $1.00 (the “Conversion Price”). The Conversion Price is proportionately increased (or decreased, as the case may be) for combinations, stock splits and similar events that would affect the number of shares of the Company’s common stock outstanding. The Series A Preferred Shares have a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

3. Warrant Issued

Pursuant to a warrant agreement dated June 20, 2008 between the Company and Richard M. Osborne, the Company issued a warrant to Mr. Osborne to purchase up to 50,000 shares of the Company’s common stock at $1.00 per share. The warrant is immediately exercisable. The fair value of the warrant was approximately $48,000 at the grant date, estimated on the basis of the Black-Scholes-Merton option-pricing formula. The following assumptions were used: expected volatility of 153.15%; risk-free interest rate of 3.57%; expected dividend yield of 0.00% and contractual life of the warrant as 4.5 years. The fair value of the warrant has been recorded as an increase to additional paid in capital and expense accounts, which was fully recognized as of June 30, 2008.

4. Property and Equipment

Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$13,320,213	$12,173,194
Unproved Properties	2,225,763	1,803,800
Accumulated Depletion	(4,240,205)	(2,885,433)
Total Oil and Natural Gas Properties	11,305,771	11,091,561
Other Property, Plant and Equipment:
Land	307,780	307,780
Building and Improvements	2,357,822	2,357,822
Well Material Inventory	201,620	-
Furniture and Equipment	199,657	200,212
Accumulated Depreciation	(1,187,760)	(1,083,227)
Total Other Property and Equipment	1,879,119	1,782,587
Property and Equipment, Net	$13,184,890	$12,874,148

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

The Company initially owned 43.8% of Kykuit. At December 31, 2007, the Company had invested $1,140,000 in cash, incurred an outstanding payable of $150,748 and carried a loss of $28,818 against its investment. During the first quarter, the Company invested $8,600 and during the second quarter $25,800 in cash. Additionally the Company incurred two cash calls in the second quarter totaling $1,116,017, resulting in a net investment of $2,441,165. The Company is the current managing member of Kykuit and now owns 18.8% of Kykuit after selling 25% of its interest on May 29, 2008. The 25% interest was sold for approximately $1.3 million of which the Company received $731,747 in cash and wrote off an accounts payable of $662,716. No gain was realized on the sale. A full disclosure of these items is included in a Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on July 9, 2008. During the third quarter the Company invested $110,872. The current investment by the Company in this venture is $993,654 which includes an account payable for $493,177 and a cumulative net book loss of $53,048 at September 30, 2008. The following table displays the balance sheet of Kykuit at September 30, 2008 and December 31, 2007 and the income statement for the three and nine months ended September 30, 2008.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Kykuit Resources LLC
Balance Sheet

	September 30, 2008	December 31, 2007
Current Assets	$724,108	$316,752
Unproved Leaseholds and Development Costs	5,598,225	2,707,773
Furniture and Fixtures, Net of Depreciation	39,883	31,536
Other Assets	35,367	42,135
	$6,397,583	$3,098,196

Current Liabilities	$742,619	$214,791
Paid in Capital	5,817,097	2,949,248
Accumulated Deficit	(162,133)	(65,843)
	$6,397,583	$3,098,196

Kykuit Resources LLC
Statement of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Total Revenues	$-	$-	$-	$-
Total Expenses	39,911	58,552	96,290	58,552
Net Loss	$(39,911)	$(58,552)	$(96,290)	$(58,552)

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The Company’s results of operations have been restated to reclassify the net earnings of the self-storage facility sold as discontinued operations for all periods presented. The following table summarizes income and loss from discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues
Revenues from real estate operations	$-	$72,771
Operating expenses
Interest expense	-	22,982
Property taxes and insurance	-	11,654
Property operating expense	1,389	32,535
Depreciation and amortization	-	13,083
Total Expenses	(1,389)	80,254

Loss from discontinued operations	(1,389)	(7,483)
Gain on Sale of Discontinued Operations	-	294,587
Income from Discontinued Operations	$(1,389)	$287,104

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

On April 16, 2008, the Company entered into an interest rate swap agreement for a cash flow hedge with RBS Citizens, N.A. The swap began on May 1, 2008 and ends on August 3, 2009 in connection with the $9.5 million loan to Charter One (DBA) RBS Citizens, N.A. The notational amount of the swap is $9.5 million and the swap changes the variable-rate interest on the loan from the 30 day LIBOR rate plus 1.75% to a fixed-rate interest of 2.95% plus 1.75%. The terms of the interest rate swap consist of calculating the difference between the fixed rate of 2.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 2.95% exceeds the 30-day LIBOR rate, the Company pays the bank the difference. In the event that the 30-day LIBOR exceeds the fixed rate of 2.95%, the bank pays the Company the difference. The estimated fair value of the swap at September 30, 2008 was a liability of $16,480, which is included in accrued expenses. The interest rate swap is accounted for as a cash flow hedge pursuant to SFAS No. 133. As there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.

The Company has pledged its ownership interest in Kykuit Resources LLC to RBS Citizens, N.A., d/b/a Charter One, to secure the Company’s $9.5 million line of credit with Charter One.  Pursuant to the first amended and restated loan and security agreement among the Company, our chairman Richard M. Osborne and Charter One, the Company may not sell any of its interest in Kykuit or make any additional contributions to Kykuit without obtaining the bank’s consent.  In May 2008, the Company sold a portion of its interest in Kykuit to Geis Coyne Oil & Gas, LLC without obtaining Charter One’s written approval.  On October 27, 2008, the bank waived any violation of the loan agreement that may have resulted from the sale.

During the third quarter of 2008, the Company invested $110,872 in Kykuit.  Charter One claims that the investment is a default under the loan agreement.  The Company is currently in discussions with the bank relating to the investment  and expects to obtain a waiver.  However, there can be no guarantee that Charter One will provide a waiver and the bank may declare a breach under the loan and exercise its right to require the Company to pay off the loan in full immediately.  If Charter One were to declare a default and accelerate the loan, the Company would not have the funds to pay the loan in full.

The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. This long-term debt has an interest rate tied to the 30 day LIBOR plus 2.50%. Monthly principal and interest payments are $16,612, with a current interest rate of 5.93%, using a 20-year amortization period. The principal amount of the loan as of September 30, 2008 and December 31, 2007 was $ 1,293,078 and $1,386,457, respectively.

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

For the three months ended September 30, 2008 and 2007 respectively, the Company expensed $134,972 and $135,961 in interest on its debt instruments. For the nine months ended September 30, 2008 and 2007 respectively, the Company expensed $426,646 and $357,546 in interest on its debt instruments.

9. Notes Payable to Related Party

The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at September 30, 2008 was 5.00%. There were no outstanding balances under the note at September 30, 2008.

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

At June 30, 2008, the Company had $9.5 million outstanding on the Line of Credit to Charter One and had entered into loans with Great Plains totaling $500,000 evidenced by two promissory notes. The loans from Great Plains did not include an expiration date or a limit on the amount that the Company could borrow. The notes were payable on demand and bore interest at the rate of 8% per year. The Great Plains notes principal balances were fully paid by September 30, 2008.

Interest expense on related party notes payable, included in total interest on debt instruments was 3,309 and 15,522 for the three months ended September 30, 2008 and 2007, respectively. Interest expense on related party notes payable, was $8,899 and $15,522 for the nine months ended September 30, 2008 and 2007, respectively.

10. Earnings/Loss Per Share

Basic income (loss) per share of common stock for the three and nine months ended September 30, 2008 and 2007 is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The stock options, restricted stock awards, Class A Limited Partnership conversion and warrants for the three months ended September 30, 2007 and nine months ended September 30, 2008 and 2007 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The following listed items were dilutive for the three months ended September 30, 2008.

For the Three Months Ended September 30, 2008

Weighted average number of common shares outstanding used in basic earnings per common share calculation	9,019,015
Dilutive effect of stock options and awards	24,652
Dilutive effect of Class A Limited Partnership interests	978,818
Weighted average number of common shares outstanding adjusted for effect of dilutive options, restricted stock awards and Class A convertible stock used in diluted EPS calculation	10,022,485
Net Income	$186,869
Basic and Diluted:
Loss per common share from continuing operations	$0.02
Earnings per common share from discontinued operations	0.00
Earnings per common share, net	$0.02

The Company paid no cash distributions to its common stock shareholders for the nine months ended September 30, 2008 and 2007. However, the Company declared $27,222 in preferred stock dividends for the three months ended September 30, 2008, which was paid in October 2008 and declared $57,918 in preferred stock dividends for the nine months ended September 30, 2008.

11. Income Taxes

The Company had no income tax expense for the three and nine months ended September 30, 2008 and 2007, respectively.

At September 30, 2008 and December 31, 2007, the Company had net operating loss carry forwards (NOLS) for future years of approximately $13.5 million. These NOLS will expire at various dates through 2027. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.

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

12. Other Related Party Transactions

Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials and related merchandise at the self-storage facility. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the office of the self-storage facility for the benefit of both companies. As of September 30, 2008 and December 31, 2007, the Company owed Liberty Self-Stor II, Ltd. $2,889 and $16,468, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on June 30, 2009 for $1,350 per month. Rent expense totaled $12,150 for the nine months ending September 30, 2008 and 2007 and is included in general and administrative expenses.

The Company had $8,783 at September 30, 2008 and $5,063 at December 31, 2007 included in accounts receivable from related parties in the accompanying consolidated balance sheets. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. The amounts primarily relate to cost sharing in well joint ventures.

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and to sell natural gas and oil production net of pipeline transportation costs. Great Plains is wholly owned by Mr. Osborne. The Company paid Great Plains $35,730 and $1,105,955 for capitalized costs to manage and drill wells per the operating agreement for the three months ended September 30, 2008 and 2007, respectively. The Company paid Great Plains $726,698 and $1,542,995 for capitalized costs to manage and drill wells per the operating agreement for the nine months ended September 30, 2008 and 2007, respectively. The Company also had $887,109 and $907,499 included in accounts receivable from related parties that is due from Great Plains at September 30, 2008 and December 31, 2007 for oil and natural gas sales, respectively.

The following table summarizes the payments received for oil and natural gas production and payments paid for expenses to Great Plains for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$1,166,190	$776,523	$2,817,012	$2,370,555
Operating expenses
Well Management, Water Hauling and Service Rig	$107,287	$46,689	$329,890	$131,489

The Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company. The Company had $31,126 and $6,980 included in accounts receivable from related parties that is due from J. R. Smail, Inc. at September 30, 2008 and December 31, 2007 for oil and natural gas sales, respectively. The Company paid J. R. Smail Inc. $7,296 and $504,313 for capitalized costs to manage and drill wells per the operating agreement for the nine months ended September 30, 2008 and 2007, respectively. Net revenue received from J. R. Smail, Inc for the sale of natural gas and oil from the joint venture wells for the three months ended September 30, 2008 and 2007 was $43,968 and $1,307, respectively. For the nine months ended September 30, 2008 and 2007, the net revenue was $147,748 and $1,307, respectively. Additionally, Mr. Smail owns a drilling company, Poulson Drilling Corporation, which was paid $294,299 for drilling wells for the Company for the year ended December 31, 2007. The costs are recorded in proved properties. Operating expenses paid for the well management, water hauling and transportation costs totaled $10,126 and $0 for the three months ended and $32,808 and $0 for the nine months ended September 30, 2008 and 2007, respectively to J. R. Smail, Inc.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

On August 3, 2007, Kykuit Resources, LLC purchased from Hemus, Ltd. (“Hemus”) a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. Subsequently, on May 1, 2008 Kykuit entered into an Assignment of Oil, Gas and Mineral Leases pursuant to which Hemus, Ltd. assigned all of its remaining rights, title and interest in certain oil, natural gas and mineral leases located in Montana to Kykuit for $250,000. The Company is the managing member of Kykuit and currently owns 18.8% of Kykuit. A full disclosure of these items is included in a Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on July 9, 2008. The current investment by the Company in this venture is $993,654.

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

The Company’s operations are classified into two principal industry segments. The following table presents the three and nine months ended September 30, 2008 and 2007.

Three Months ended September 30, 2008	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,210,158	$77,107	$1,287,265
Interest and other revenue	4	-	4
	1,210,162	77,107	1,287,269

Interest expense	121,252	17,029	138,281
Accretion expense	15,476	-	15,476
Property Operating Costs	161,906	25,237	187,143
Other Operating expenses	270,701	50,318	321,019
Loss from Unconsolidated Affiliate	5,031	-	5,031
Bad Debt	-	723	723
Impairments	-	-	-
Depreciation, depletion and amortization	402,483	30,244	432,727
	976,849	123,551	1,100,400
Net Income (Loss) from Continuing Operations	$233,313	$(46,444)	$186,869

Property and Equipment additions	$194,875	$-	$194,875

Three Months Ended September 30, 2007	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$644,211	$87,069	$731,280
Interest revenue	1,912	-	1,912
	646,123	87,069	733,192

Interest expense	122,478	29,005	151,483
Accretion expense	14,621	-	14,621
Property Operating Costs	71,243	26,366	97,609
Other Operating expenses	246,875	53,280	300,155
Loss from Unconsolidated Affiliate	23,420	-	23,420
Impairments	676,485	-	676,485
Depreciation, depletion and amortization	210,826	30,658	241,484
	1,365,948	139,309	1,505,257
Net Loss from Continuing Operations	(719,825)	(52,240)	(772,065)
Net Loss from Discontinued Operations	-	(1,389)	(1,389)
Net Loss	$(719,825)	$(53,629)	$(773,454)

Property and Equipment additions	$3,092,581	$30,281	$3,122,862

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Nine Months ended September 30, 2008	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$3,147,411	$235,407	$3,382,818
Interest and other revenue	3,313	-	3,313
	3,150,724	235,407	3,386,131

Interest expense	378,484	57,061	435,545
Accretion expense	22,952	-	22,952
Property Operating Costs	449,758	82,775	532,533
Other Operating expenses	815,884	154,338	970,222
Loss from Unconsolidated Affiliate	24,231	-	24,231
Bad Debt	-	40,750	40,750
Impairments	241,600	-	241,600
Depreciation, depletion and amortization	1,135,014	90,921	1,225,935
	3,067,923	425,845	3,593,768
Net Income (Loss) from Continuing Operations	$82,801	$(190,438)	$(107,637)

Property and Equipment additions	$1,633,786	$-	$1,633,786

Total Assets	$13,553,266	$1,602,165	$15,155,431

Nine Months Ended September 30, 2007	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,960,715	$262,818	$2,223,533
Interest revenue	43,521	-	43,521
	2,004,236	262,818	2,267,054

Interest expense	282,892	90,176	373,068
Accretion expense	23,007	-	23,007
Property Operating Costs	215,315	76,954	292,269
Other Operating expenses	672,221	162,801	835,022
Loss from Unconsolidated Affiliate	23,420	-	23,420
Impairments	676,485	-	676,485
Depreciation, depletion and amortization	729,339	92,547	821,886
	2,622,679	422,478	3,045,157
Net Loss from Continuing Operations	(618,443)	(159,660)	(778,103)
Net Income from Discontinued Operations	-	287,104	287,104
Net Income (Loss)	$(618,443)	$127,444	$(490,999)

Property and Equipment additions	$6,191,810	$30,281	$6,222,091

Total Assets	$12,072,241	$1,963,132	$14,035,373

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

John D. Oil and Gas Company has been in the business of extracting and producing oil and natural gas products since June 2005 when it sold most of its self-storage facilities and redirected the Company’s focus. The Company currently has two segments: one composed of the one remaining self-storage facility located in Painesville, Ohio and one that is actively drilling oil and natural gas wells in Northeast Ohio. The Company has drilled seven wells in the first nine months of 2008 with one remaining to be put on line.

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

Liquidity and Capital Resources

Liquidity represents the Company's ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet the Company’s anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and natural gas operations in Ohio and meets its contribution requirements for the Montana partnership. Drilling is very capital intensive and at this point the Company believes that short-term cash flow needs will be met by issuing equity, borrowing from related parties and partnering the working interest of future wells as joint ventures. However, there can be no assurances the Company will be able to meet its cash flow needs from these sources. If the Company is unable to meet its cash flow requirements, it will be forced to discontinue drilling operations.

A private placement offering occurred in 2006 and the Company sold preferred shares in early 2008. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its business plan.

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

In an effort to reduce interest rate exposure, the Company entered into an interest rate swap in April 2008 as a cash flow hedge with RBS Citizens, N.A.

Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Refinancing of existing debt or issuance of any new debt will likely require a personal guarantee of Mr. Osborne, the Company’s Chairman and CEO. At September 30, 2008, the Company had outstanding debt to Charter One of $9.5 million on a line of credit, due to mature August 1, 2009. While Mr. Osborne currently personally guarantees substantially all of the Company’s debt, he is under no legal obligation, requirement or agreement to guarantee any refinanced or future debt. If Mr. Osborne determines not to guarantee refinanced or future debt, the Company’s business and results of operations would be materially and adversely affected and the Company may be unable to continue to fund its operations.

The Company has pledged its ownership interest in Kykuit Resources LLC to RBS Citizens, N.A., d/b/a Charter One, to secure the Company’s $9.5 million line of credit with Charter One.  Pursuant to the first amended and restated loan and security agreement among the Company, our chairman Richard M. Osborne and Charter One, the Company may not sell any of its interest in Kykuit or make any additional contributions to Kykuit without obtaining the bank’s consent.  In May 2008, the Company sold a portion of its interest in Kykuit to Geis Coyne Oil & Gas, LLC without obtaining Charter One’s written approval.  On October 27, 2008, the bank waived any violation of the loan agreement that may have resulted from the sale.

During the third quarter of 2008, the Company invested $110,872 in Kykuit.  Charter One claims that the investment is a default under the loan agreement.  The Company is currently in discussions with the bank relating to the investment and expects to obtain a waiver.  However, there can be no guarantee that Charter One will provide a waiver and the bank may declare a breach under the loan and exercise its right to require the Company to pay off the loan in full immediately.  If Charter One were to declare a default and accelerate the loan, the Company would not have the funds to pay the loan in full.

The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.

The Company’s current assets decreased $178,746 or 14.3%, to $1,073,849 at September 30, 2008 from $1,252,595 at December 31, 2007. Current assets at September 30, 2008 were lower than at December 31, 2007 due to the sale of land (classified as held for sale) next to one of the previously sold self-storage facilities and the decrease in accounts receivable offset by an increase in cash.

The Company’s current liabilities decreased $222,791 to $11,666,455 at September 30, 2008, from $11,889,246 at December 31, 2007. The decrease is largely the result of lower accounts payable, offset by the Painesville self storage facility’s loan becoming a current liability.

The Company had a negative cash flow from operating activities of $91,540 for the nine months ended September 30, 2008 compared to a positive cash flow of $1,941,127 for the nine months ended September 30, 2007. The decrease in cash flow from operating activities was largely the result of paying accounts payables from drilling wells.

The Company had a negative cash flow from investing activities of $1,046,481 for the nine months ended September 30, 2008 compared to a negative cash flow of $5,641,554 for the nine months ended September 30, 2007. The nine months ended September 30, 2008 was lower largely with fewer expenditures for drilling wells offset by sales proceeds for the 25% partnership interest sold of Kykuit Resources LLC.

The Company had a positive cash flow from financing activities of $1,208,429 for the nine months ended September 30, 2008 compared to a positive cash flow of $3,714,890 for the nine months ended September 30, 2007. The positive change for the nine months ended September 30, 2008 was largely due to the receipt of proceeds from a private stock offering. The positive change for the nine months ended September 30, 2007 was largely the result of borrowing on the line of credit.

Material Changes in Results of Operations

Revenues from Continuing Operations

Total revenues from continuing operations and interest income increased $554,077, or 75.6%, to $1,287,269 for the three months ended September 30, 2008, from $733,192 for the three months ended September 30, 2007. Total revenues from continuing operations and interest income increased $1,119,077 or 49.4%, to $3,386,131for the nine months ended September 30, 2008, from $2,267,054 for the nine months ended September 30, 2007. The increases are largely the result of higher oil and natural gas production occurring from the increase in producing wells and the increase in the market price of oil during the year.

Expenses from Continuing Operations

Interest expense from continuing operations decreased $13,202 or 8.7%, to $138,281 for the three months ended September 30, 2008 compared to $151,483 for the three months ended September 30, 2007. Interest expense from continuing operations increased $62,477 or 16.7%, to $435,545 for the nine months ended September 30, 2008 compared to $373,068 for the nine months ended September 30, 2007. Interest expense decreased for the quarter due to a lower principal balance on the Painesville self-storage facility and the related party loan offset partially by the new interest rate swap in 2008. Interest expense increased for the nine months ended largely due to additional borrowing on the line of credit although the interest rate was lower for the nine months ended September 30, 2008 compared to 2007. Also, the new interest rate swap was not in our favor and increased interest expense.

Accretion expense from continuing operations was $15,476 for the three months ended September 30, 2008 compared to $14,621 for the three months ended September 30, 2007. Accretion expense from continuing operations was $22,952 for the nine months ended September 30, 2008 compared to $23,007 for the nine months ended September 30, 2007.

Oil and natural gas production costs from continuing operations increased $90,663, or 127.3%, to $161,906 for the three months ended September 30, 2008 compared to $71,243 for the three months ended September 30, 2007. Oil and natural gas production costs from continuing operations increased $234,443, or 108.9%, to $449,758 for the nine months ended September 30, 2008 compared to $215,315 for the nine months ended September 30, 2007. The increase is largely the result of the growth in the number of producing wells requiring normal lease operating maintenance and service. Additionally, four wells were plugged in the third quarter of 2008 resulting in $27,202 of expense incurred over the Asset Retirement Obligation Liability previously estimated and $41,690 of unsalvageable equipment relating to the plugging.

Self-storage property operating expenses from continuing operations decreased $1,129, or 4.3% to $25,237 for the three months ended September 30, 2008 compared to $26,366 for the three months ended September 30, 2007.  Self-storage property operating expenses from continuing operations increased $5,821, or 7.6%, to $82,775 for the nine months ended September 30, 2008 compared to $76,954 for the nine months ended September 30, 2007. The increase in property operating expenses for the nine month period was partially due to increased utility charges for heating and small increases in a variety of categories.

Legal and professional fees increased $3,491 or 6.2%, to $60,073 for the three months ended September 30, 2008 compared to $56,582 for the three months ended September 30, 2007. Legal and professional fees increased $7,800, or 5.2%, to $157,180 for the nine months ended September 30, 2008 compared to $149,380 for the nine months ended September 30, 2007. The increase is largely the result of an increase in accounting expense and charges for Sarbanes Oxley compliance consultants.

Property taxes and insurance expenses from continuing operations increased $602, or 1.5%, to $39,841 for the three months ended September 30, 2008 compared to $39,239 for the three months ended September 30, 2007. Property taxes and insurance expenses from continuing operations increased $13,836, or 12.9%, to $121,144 for the nine months ended September 30, 2008 compared to $107,308 for the nine months ended September 30, 2007. Property taxes and property insurance increased largely due to an increase in well liability insurance offset by an adjustment by the Lake County Board of Revision to the appraised property value on the Painesville self-storage property.

General and administrative expenses from continuing operations increased $16,771, or 8.2%, to $221,105 for the three months ended September 30, 2008 compared to $204,334 for the three months ended September 30, 2007. General and administrative expenses from continuing operations increased $65,991, or 11.4%, to $644,325 for the nine months ended September 30, 2008 compared to $578,334 for the nine months ended September 30, 2007. The increase in general and administrative expenses is largely due to an increase in staff, normal annual pay increases, training expense and rising health care insurance costs.

The Company granted a warrant to purchase 50,000 shares of common stock to Richard M. Osborne on June 20, 2008 in return for Mr. Osborne providing collateral for the company’s credit facility with RBS Citizens, N.A., d/b/a Charter One. The warrant has an exercise price of $1.00 per share and a term of five years. The fair value of the warrant was approximately $48,000 at the date of grant, estimated using the Black-Scholes-Merton option pricing model.

The Company’s equity interest in Kykuit Resources LLC shows a loss of $5,031 for the three months ended September 30, 2008 compared to a loss of $23,420 for the three months ended September 30, 2007. The nine months ended September 30, 2008 shows a loss of $24,231 compared to $23,420 for the nine months ended September 30, 2007. The Kykuit joint venture began operations in August 2007. The drilling process began in late May 2008. While several wells have been drilled, all of the processes to determine if the wells are viable have not been completed at this time.

The Company writes off a minimal amount of receivables in the self-storage business. During the second quarter of 2008, the Company wrote off a large receivable of $40,027 for a retail lease in the Painesville facility that appears unlikely the Company will be able to collect.

The Company classified one well totaling $241,600 as impaired, writing it off as a dry-hole in the second quarter of 2008. Impairments totaled $676,485 for two dry wells for the nine months ended September 30, 2007. One of the wells was from a drilling program and the other well is a deep exploratory well in the Rose Run formation in Painesville, Ohio which has been unproductive despite the Company’s best efforts. Impairments and dry wells could happen in future quarters, particularly in an aggressive drilling program.

Depreciation, depletion and amortization expenses from continuing operations increased $191,243, or 79.2%, to $432,727 for the three months ended September 30, 2008 compared to $241,484 for the three months ended September 30, 2007. Depreciation, depletion and amortization expenses from continuing operations increased $404,049, or 49.2%, to $1,225,935 for the nine months ended September 30, 2008 compared to $821,886 for the nine months ended September 30, 2007. Depreciation, depletion and amortization increased primarily due to higher recorded capitalized well costs from additional wells being drilled and related increased production.

Income (Loss) from Continuing Operations

The Company’s income (loss) from continuing operations increased $958,934, to net income of $186,869 for the three months ended September 30, 2008 from a loss of $772,065 for the three months ended September 30, 2007. The Company’s loss from continuing operations decreased $670,466, to a net loss of $107,637 for the nine months ended September 30, 2008 from a net loss of $778,103 for the nine months ended September 30, 2007. The Company’s net income increased for the three months ended September 30, 2008 compared to 2007 largely due to more production revenues from the increase in wells from year to year partially offset by slightly higher operating expenses related to additional wells. Additionally, the three months ended September 30, 2007 had a large impairment expense of $676,485. The Company’s decrease in loss for the nine months ended September 30, 2008 from September 30, 2007 was primarily due greater oil and natural gas production revenues offset by greater operating expenses with the increase in wells placed on line between the two time periods, bad debt expense from the Painesville self-storage facility and warrant expense.

Income from Discontinued Operations

The Company’s had a loss from discontinued operations of $1,389 for the three months ended September 30, 2007 and net income of $287,104 for the nine months ended September 30, 2007. Net income for the nine months was due to the gain from the sale of the Gahanna self-storage facility during May 2007.

Net Income (Loss)

The Company had net income from operations of $186,869, for the three months ended September 30, 2008 compared to a net loss of $773,454 for the three months ended September 30, 2007. The Company had a net loss from operations of $107,637, for the nine months ended September 30, 2008 compared to a net loss of $490,999 for the nine months ended September 30, 2007. While operating expenses were higher in most categories for 2008 compared to 2007, the reduction in loss was primarily due to greater oil and natural gas production revenues. Additionally in 2007, the Company recorded a gain on sale of the Gahanna self-storage facility of $294,587 which is part of discontinued operations.

Off-Balance Sheet Arrangements

The Company had off-balance sheet arrangements at September 30, 2008. Regarding the Kykuit partnership, although the Company is not liable for the contribution obligations of other members of Kykuit Resources, LLC, the Company may decide to invest additional funds should any of the other members not meet their future required investments. However, the Company believes that this scenario is highly unlikely.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact SFAS No. 141R may have on its financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

As of September 30, 2008, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008.

Further, in connection with our evaluation we did not identify any change during the last quarter in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 5. Other Information.

On October 7, 2008, John D. Oil and Gas Company (the “Company”) entered into a joint venture with Lucky Brothers, LLC (“Lucky Brothers”) and Great Plains Exploration, LLC (“Great Plains”) pursuant to an Operating Contract (the “Operating Contract”) and Drilling Contract (the “Drilling Contract”). The Company agreed to operate the Alpha Plaza Investments, Ltd. well located in Highland Heights, Ohio on behalf of Lucky Brothers, the owner of the well, and Great Plains agreed to act as contractor for and drill the well. The members of Lucky Brothers include the Company, owner of a 50% interest, M2KLB Holdco, LLC (“M2KLB”), owner of a 35% interest, and Alpha Acquisition, LLC (“Alpha Acquisition”), owner of a 5% interest. Lucky Brothers is co-managed by the Company and Alpha Acquisition. M2KLB and Alpha Acquisition are owned in part by the brother of Richard Osborne, the Company’s chairman and chief executive officer. Great Plains is wholly-owned by Richard Osborne and Gregory J. Osborne, the Company’s president and a director, serves as president of Great Plains. The Operating Agreement of Lucky Brothers is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

The foregoing descriptions of the Operating Contract and the Drilling Contract are not complete and are qualified in their entirety by reference to the full and complete terms of the Operating Contract and Drilling Contract, which are attached to this Quarterly Report as Exhibits 10.2, and 10.3, respectively.

Exhibits

10.1*	Operating Agreement of Lucky Brothers LLC. dated October 7, 2008.

10.2*	Operating Contract dated October 7, 2008.

10.3*	Drilling Contract dated October 7, 2008.

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

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

JOHN D. OIL AND GAS COMPANY

Dated: November 14, 2008	By: /s/ Richard M. Osborne
Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2008	By: /s/ C. Jean Mihitsch
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)