Form 10-K
period 2008-12-31
JOHN D. OIL & GAS CO
filed 2009-04-09
CIK 1086411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30502

JOHN D. OIL AND GAS COMPANY

(Exact Name of Registrant As Specified in Its Charter)

Maryland	94-6542723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8500 Station Street,
Suite 345, Mentor, Ohio 44060

(Address of Principal Executive Office)

Registrant’s Telephone Number, Including Area Code: (440) 255-6325

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☒ No ☐

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On March 16, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $665,136 computed as the average bid and asked price of $.17 per share times the total shares held by non-affiliates of 3,912,562. The Registrant had 9,067,090 shares of common stock outstanding on March 16, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2009 are incorporated by reference into Part III of this 10-K.

JOHN D. OIL AND GAS COMPANY

i

PART I

Glossary of Terms

As commonly used in the natural gas and oil industry and as used in this Annual Report on Form 10-K, the following terms have the following meanings:

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

Liberty Self-Stor, Inc. grew its self-storage company to twenty self-storage facilities from 1999 to 2005. During April 2005, the Company sold 18 self-storage facilities and in May 2007, the Company sold one of the two remaining self-storage facilities. Shortly after the April 2005 sale, the Company changed its name to John D. Oil and Gas Company and entered into the business of extracting and producing oil and natural gas products. The Company is actively drilling oil and natural gas wells in Northeast Ohio. The Company currently has fifty-four producing wells. The Company cannot guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.

Oil and Natural Gas Overview.

The Company had redirected its efforts to oil and natural gas exploration to increase cash flow and enhance shareholder value. At December 31, 2008, the Company had fifty-four wells in production. The Company’s wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of joint interest wells.

We are also an owner and the managing member of Kykuit Resources, LLC, which leases natural gas and oil rights to 203,842 net acres located in the Montana Breaks area of Montana.

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

Self-Storage Overview.

As of December 31, 2008, the Company owned and operated one self-storage facility which includes retail and office space located in Painesville, Ohio. The Painesville self-storage facility was acquired in

October of 2000 with 31,660 of rentable square footage situated on 3.20 acres including 363 units with outside space available for parking vehicles. The self-storage units are inside and difficult to rent due to limited accessibility by using an elevator or stairs. In addition, the Painesville building facility has 21,985 square feet of office and retail space to lease.

The self-storage facility is operated through a partnership agreement between Liberty Self-Stor Ltd. (Ltd) and John D. Oil and Gas Company. Ltd has a 70.1% equity interest and the Company has a 29.9% equity interest in the operating partnership of LSS I Limited Partnership (LSS). The members of Ltd consist of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne. These members have Class A limited partnership interests that are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The current exchange factor is .1377148 of a share for each unit. With only one facility, LSS’s losses reduced the initial investment to a receivable and therefore the Company wrote-off the minority interest in 2006 as it was deemed not to be collectible.

The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 31, 2009. Monthly principal and interest payments were $16,612, with a current interest rate of 2.9613%, using a 20-year amortization period. The principal amount of the loan as of December 31, 2008, was $1,260,071. On March 25, 2009, the Company received a letter of commitment from the mortgagor which stated that the loan will be extended on the Painesville facility for five years using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points.

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

Investment Policy.

The Board of Directors, in its sole discretion, may change or modify the Company’s investment objective. In particular, with the new business plan, the Company was taxed as a C Corp in 2008 and 2007 due to entering into the business of extracting and producing oil and natural gas products. Additionally, the Company engaged in purchasing investments in 2006, held as available for sale securities, which were sold in 2007.

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

The Company could borrow money necessary to acquire properties, could offer preferred senior securities, could offer interests of the operating partnership in exchange for properties, and prepare annual reports with audited financial statements. The Company has no current plans to engage in any of the other listed activities. During each of the last three years, the Company filed annual and quarterly reports with the SEC. The Company’s ability to engage in any of the above activities is subject to change without the approval of stockholders.

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

Subsequent Events.

On February 13, 2009, Great Plains Exploration, LLC loaned the Company $600,000 to fund the Company’s ongoing capital requirements. Great Plains is owned by Richard M. Osborne, the Company’s Chairman and Chief Executive Officer. The loan is evidenced by a cognovit promissory note (the “Note”). The Note is payable in the amount of $100,000 per month, beginning on March 28, 2009, since revised to May 25, 2009 and bears interest at the rate of 8.0% annually.

On March 25, 2009, the Company received a letter of commitment from the mortgagor which stated that the loan on the Painesville facility will be extended for five years using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. The rate on March 31, 2009 was 3.02%.

Our $9.5 million fully-drawn line of credit with RBS Citizens, N.A. d/b/a Charter One is due on August 1, 2009. This line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. If we, after using our best efforts, are not successful in extending this line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the Charter One line of credit, subject to standard terms and conditions. If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010.

Principal Offices.

The Company’s principal executive offices are located at 8500 Station Street, Suite 345, Mentor, Ohio 44060 and its telephone number is 440-255-6325.

Federal Income Tax.

Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.

Employees.

The Company currently employs ten full-time and one part-time employee, including one on-site manager. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 1A. Risk Factors

Risks Related to Our Oil and Natural Gas Business

If we are unable to obtain financing in the amounts and on terms acceptable to us or we are unable to meet our future cash commitments, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment.

We require substantial capital expenditures to maintain and/or grow oil and gas production and reserves. To date, we have been dependent on debt financing to meet our cash requirements and have incurred losses totaling approximately $2.1 million for the year ended December 31, 2008, our third consecutive year of net losses. As of December 31, 2008, we reported negative net working capital. We do not expect to be profitable in 2009. We can provide no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	drilling and completion costs for further wells increase beyond our expectations;
•	market prices for our production decline beyond our expectations;
•	production levels do not meet our expectations; or
•	we encounter greater costs associated with general and administrative expenses.

The occurrence of any of these events could adversely affect our ability to meet our business plans.

At December 31, 2008, our outstanding debt totaled over $10.7 million, including our $9.5 million fully-drawn line of credit with Charter One. Our line of credit matures on August 1, 2009. This line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. If we, after using our best efforts, are not successful in extending this line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the Charter One line of credit, subject to standard terms and conditions. If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010.

We depend on debt or equity financing to pay for our continued exploration and operations. The current economic environment makes it more difficult to obtain equity financing on acceptable terms to address our liquidity issues. Capital may not continue to be available if necessary to meet these continuing costs, or if capital is available that it will be on terms acceptable to us. In addition, we may not be able to meet our future cash commitments.

If we are unable to obtaining financing in the amounts and on terms acceptable to us or if we are unable to meet our future cash commitments, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment.

Our Revenues will depend on natural gas prices.

Our revenue, profitability and cash flow depend upon the prices and demand for natural gas. The natural gas market is very volatile and the current drop in market prices has significantly affected our financial results and may impede our growth. This decline in the current market price severely affects the viability of drilling in this market, because the lower cash flow makes it economically difficult to incur the high costs of drilling a well. Developments in federal regulation pertaining to the sale, transportation and marketing of natural gas also will continue to impact future pricing and natural gas contracts.

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

This report contains estimates of our proved reserves and the estimated future net revenue from our proved reserves. Determining these estimates is a complex process with estimates based upon various assumptions relating to review and decisions about engineering and geological data for each well. These estimates are particularly sensitive to lower market prices which tend to reduce reserves since average or lower producing wells may not produce enough to offset the expenses needed to operate the wells. At December 31, 2008, the Company was significantly affected by lower market prices and showed a higher depletion expense in 2008 compared to 2007.

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

We need additional capital to fund the implementation of our business plan. We cannot provide assurances that any necessary subsequent financing will be obtained. The Company’s future liquidity and capital requirements are difficult to predict as they depend upon many factors, including the success of its drilling operations and competing market developments. We may need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities. We cannot be certain that the Company will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth and operations may be impeded. In addition, if we raise additional capital by selling additional shares of common or preferred stock, your percentage ownership in the Company will be diluted.

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

In considering whether to invest in the Company, an investor should consider that we commenced our oil and gas operations in January 2006 and there is only limited historical financial and operating information available on which to base an evaluation of our performance. We may fail to implement our business model and strategy successfully or revise our business model and strategy should industry conditions and the competition within the industry change.

Our management team owns a controlling interest in the Company.

Richard M. Osborne, our Chairman and CEO, and Thomas J. Smith, former president and current board member, own or control an aggregate 41.0% of our outstanding shares, 52.3% if their partnership units were converted into shares. Accordingly, management possesses a near controlling vote on all matters submitted to a vote of our shareholders and has the ability to elect all members of our board of directors and to control our management and affairs. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.

Our management team is subject to various conflicts of interest.

Great Plains, a company owned by Richard M. Osborne, our Chairman and CEO, manages our oil and natural gas business and purchases all of our natural gas production. In turn, Great Plains sells a portion of our natural gas to Orwell Natural Gas Company, a public utility that is also owned by Mr. Osborne. In addition, Great Plains has loaned the Company $600,000 in the first quarter of 2009 to fund the Company’s ongoing capital requirements. We lease our executive offices from OsAir, Inc., a company owned by Mr. Osborne. Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., which makes trucks available for short-term rental to the public at our self-storage facility and also provides other merchandise at this facility. The Company’s $9.5 million fully-drawn line of credit maturing on August 1, 2009 with Charter One is guaranteed by Mr. Osborne. If the Company, after using its best efforts, to extend its loan with Charter One or obtain substitute financing upon reasonable terms and conditions is not successful, then Mr. Osborne has committed to loan the Company up to a maximum of $9.5 million to repay the Charter One loan provided that no payment will be due to Mr. Osborne prior to January 1, 2010.

These arrangements create inherent conflicts of interest, although we believe that the terms we receive from Mr. Osborne’s companies are competitive with those we would receive from unaffiliated companies. In addition, members of our management team are participating in other affiliated oil and natural gas drilling enterprises or organizations or associations formed for the development of oil and natural gas properties, some of which may be competitive with the Company. The Company may compete with these other companies for drill sites and customers to purchase their products, creating further conflicts of interest. Management is not restricted in the conduct of any of these additional activities. No specific method for the resolution of these or other conflicts of interest has been devised.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Item 2. Properties

The Company’s principal executive offices are located at 8500 Station Street, Suite 345, Mentor, Ohio 44060. These offices are leased from OsAir, Inc., a company owned by Mr. Osborne. The lease was extended for a three year term on March 26, 2009 at $2,000 per month from $1,350 per month, through April 1, 2012.

Oil and Natural Gas Wells

At December 31, 2008, the Company had fifty-four wells in production. The Company had forty two wells in production at December 31, 2007 and twenty one wells in 2006. The wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of wells in which we own a joint interest. All of our wells are located in Northeast Ohio. Additionally, there were no estimates of total proved net oil or natural gas reserves filed with or included in reports to any federal authority or agency during 2008 or 2007.

The following table presents the net oil and natural gas production, net sales, average sale price and average unit costs per mcfe for the periods indicated:

	2008	2007
Net Production
Natural Gas (mcf)	515,106	349,997
Oil (bbl)	9,685	3,715
Natural Gas Equivalent (mcfe)	573,216	372,287
Net Sales
Natural Gas	$3,915,208	$2,730,840
Oil	652,879	198,519
Total Sales	$4,568,087	$2,929,359
Average Sale Price
Natural Gas (mcf)	$7.60	$7.80
Oil (bbl)	$67.41	$53.44
Natural Gas Equivalent (mcfe)	$7.97	$7.87
Average Unit Costs per mcfe
Well operating expenses	$575,675	$335,135
Average Cost/mcfe	$1.00	$0.90

Estimated Proved Reserves.  The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States, based on reserve reports prepared by Wright & Company, Inc in 2008 and Schlumberger Data and Consulting Services in 2007. The reserves calculated at December 31, 2008 were significantly impacted by lower pricing compared to the prior year.

	2008		2007
	Natural Gas (MCF)	Oil (BBLs)	Natural Gas (MCF)	Oil (BBLs)
Proved developed and undeveloped reserves:
Beginning of year	2,646,000	37,300	1,348,600	14,800
Revision of previous estimates, extensions and other additions	(699,900)	(13,900)	456,500	3,400
Net reserve additions	715,600	3,800	1,190,900	22,800
Production	(515,100)	(9,700)	(350,000)	(3,700)
End of year	2,146,600	17,500	2,646,000	37,300
Proved developed reserves:
Beginning of year	2,646,000	37,300	1,348,600	14,800
End of year	2,146,600	17,500	2,646,000	37,300

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

	2008		2007
	Gross	Net	Gross	Net
Productive Wells:
Operated	49	47	37	36
Non-Operated Properties	5	2	5	2
Total	54	49	42	38

Drilling Activity.  The Company began its drilling activity in 2006, concentrating its efforts on development properties. The following table presents information relating to wells completed during the periods indicated:

	2008		2007
	Gross	Net	Gross	Net
Gross wells:
Productive	12	12	21	18
Dry	1	1	5	5
Total	13	13	26	23

The Company’s drilling activity declined in 2008 due to less available cash because of the current drop in market prices in the natural gas market. The Company anticipates a continued slowing of its drilling program in 2009. The decline in the current market price severely affects the viability of drilling, because our lower cash flow makes it economically difficult to incur the high costs of drilling a well.

Developed and Undeveloped Acreage.  The following presents information relating to developed and undeveloped acreage that the Company currently has leased. Developed are those properties that are currently drilled and undeveloped acreage relates to lease acres on which wells have not been drilled or completed.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area:
Ohio	2,123	2,205	3,807	3,807

Present Activities.  As of December 31, 2008, the Company had five additional drilled wells to be brought on line.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

2008	High	Low
First Quarter	$0.89	$0.57
Second Quarter	1.50	0.57
Third Quarter	1.10	0.60
Fourth Quarter	0.85	0.17

2007	High	Low
First Quarter	$0.65	$0.52
Second Quarter	0.75	0.30
Third Quarter	1.01	0.55
Fourth Quarter	0.90	0.60

Holders.  As of March 5, 2009, the Company’s shares of common stock were held of record by approximately 1,646 shareholders. We estimate that an additional 700 stockholders own stock in their accounts at brokerage firms and other financial institutions.

Dividends.  The Company paid no cash distributions to its stockholders during 2008 and 2007. However, the Company declared and paid $85,140 in preferred stock dividends for the year ended December 31, 2008. The Company is restricted by its loan agreement with RBS Citizens d/b/a Charter One from paying dividends on its common stock or making cash distributions to its stockholders and from paying dividends in excess of those regularly accruing on not more than two million dollars of preferred stock.

Issuance of Common Stock.  In December of 2008, the Board of Directors of the Company granted each of its five outside board members 9,615 shares of common stock valued at $0.26 per share. The total shares awarded of 48,075 were issued as partial compensation for their board participation.

Issuance of Preferred Stock.  The Company sold an aggregate of 1,350 shares of its Series A Convertible Preferred Shares in a private placement to a total of nine accredited investors during the first six months of 2008. All Series A Preferred Shares were sold at a price of $1,000 per share for a total of $1,350,000 with no underwriting discounts or commissions, as no underwriters were used to facilitate the transactions.

Warrant to Purchase Stock.  On June 20, 2008, the Company granted a warrant to purchase 50,000 shares of common stock to Richard M. Osborne in return for Mr. Osborne providing collateral for the Company’s credit facility with RBS Citizens, N.A., d/b/a Charter One.

Purchases of Common Stock.  The Company did not purchase any shares of its common stock in 2008 or 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Shortly thereafter, the Company entered into the business of extracting and producing oil and natural gas products. During May 2007, the Company sold a self- storage facility located in Gahanna, Ohio. The Company currently has two segments: one composed of the remaining self-storage facility located in Painesville, Ohio and one that is actively drilling oil and natural gas wells in Northeast Ohio.

The Company anticipates slowing its drilling program in 2009. The decline in the current market price severely affects the viability of our drilling because our lower cash flow makes it economically difficult to incur the high costs of drilling a well.

The Company is in the process of renegotiating its $9.5 million fully-drawn line of credit for the Charter One loan that matures August 1, 2009. The Company’s debt with Charter One Bank is guaranteed by Mr. Osborne. If the Company, after using its best efforts, to extend its loan with Charter One or obtain substitute financing upon reasonable terms and conditions is not successful, then Mr. Osborne has committed to loan the Company up to a maximum of $9.5 million to repay the Charter One loan provided that no payment will be due to Mr. Osborne prior to January 1, 2010.

The Company cannot guarantee success under our business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes the following critical accounting policies present our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method. Our investment in an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit,”) is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, depreciation and depletion, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In particular, our depletion which is based on estimated reserves computed with a December 31, 2008 year end price and estimated expenses affects the Company as a non-cash expense. Due largely to lower pricing at the end of 2008, our depletion expense increased $2.6 million from 2007 to 2008.

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

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. At December 31, 2008, this receivable with Great Plains totaled $1,386,668. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At December 31, 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

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

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company is involved in exploratory drilling only to the extent that it is a partner of Kykuit, which is doing exploratory drilling in Montana.

Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of unproved oil and natural gas properties are periodically assessed for impairment.

Asset Impairment

The Company reviews its self-storage properties and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. In 2008, the Company wrote off the costs related to two wells amounting to $491,224 in 2008 and five wells amounting to $1,041,067 in 2007.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material effect on the Company’s financial statements. The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there was no effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were paid or accrued at December 31, 2008 or 2007. The Company does not anticipate a significant change over the next twelve months of 2009 to any tax liability.

The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.

Liquidity and Capital Resources

Liquidity represents the Company's ability to generate sufficient amounts of cash to meet its financial commitments. The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating and capital expenditure requirements on a short-term basis as it expands its oil and natural gas operations. The Company believes that short-term cash flow needs will be met by selling stock in private placements, borrowing from related parties and partnering the working interest of future wells as joint ventures. The Company sold preferred shares in early 2008. As an additional source of liquidity and to manage its interest rate risk, the Company may attempt to refinance some of its maturing long-term debt in order to satisfy its obligations and to generate additional cash to meet its financial commitments in conjunction with its operations. On February 13, 2009, the Company borrowed $600,000 from Mr. Osborne with principal payments of $100,000 and interest due monthly. Also on March 25, 2009, the Company received a letter of commitment from the mortgagor which stated that the loan on the Painesville facility will be extended for five years using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. The rate on March 31, 2009 was 3.02%.

The Company requires substantial capital expenditures to maintain and/or grow production and reserves. The current economic environment makes it more difficult to obtain debt or equity financing on acceptable terms to address our liquidity issues. In addition, we reported negative working capital at December 31, 2008 and a third consecutive year of net losses. Our $9.5 million fully-drawn line of credit with RBS Citizens, N.A. d/b/a Charter One is due on August 1, 2009. This line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. If we, after using our best efforts, are not successful in extending this line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the Charter One line of credit, subject to standard terms and conditions. If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010.

We depend on debt or equity financing to pay for our continued exploration and operations. Capital may not continue to be available if necessary to meet these continuing costs, or if capital is available, it may not be on terms acceptable to us. In addition, we may not be able to meet our future cash commitments.

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

Long-term liquidity will depend upon the Company’s ability to obtain financing and attain profitable operations. Because all of the Company’s debt is tied to variable rates, the Company’s liquidity will also depend on interest rate fluctuations. The Company has entered into an interest rate swap to pay a fixed rate of interest for the $9.5 million line of credit through August 2009. Refinancing of existing debt or issuance of any new debt will likely require the personal guarantee of Mr. Osborne, the Company’s Chairman and CEO. On September 28, 2006, the Company and Mr. Osborne entered into an unsecured loan agreement with Charter One Bank for a one year line of credit in the amount of $5.0 million. This agreement was subsequently modified in February 2007 to increase the loan to $7.5 million and in April 2007 to increase the loan to $9.5 million including a security agreement for substantially all of the Company’s assets. Additionally during 2007, the Company borrowed a total of $3.8 million from Great Plains Exploration, LLC under six promissory notes. Great Plains is owned by Richard M. Osborne, the Company’s Chairman and CEO. The Great Plains notes were satisfied in full and terminated when the Company entered into the Charter One Loan Agreement on March 28, 2008. On February 13, 2009, Great Plains loaned the Company $600,000 to fund the Company’s ongoing capital requirements. The loan is evidenced by a cognovit promissory note. This note is payable in the amount of $100,000 per month, beginning on March 28, 2009, since revised to May 25, 2009 and bears interest at the rate of 8.0% annually.

The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.

The Company’s current assets increased $340,466 or 27.2%, to $1,593,061 at December 31, 2008 from $1,252,595 at December 31, 2007. Current assets at December 31, 2008 were higher than at December 31, 2007 largely due to the increase in accounts receivable related to the increase of the sale of natural gas and oil production with more wells on line in 2008 than 2007.

The Company’s current liabilities increased $139,977 to $12,029,223 at December 31, 2008, from $11,889,246 at December 31, 2007. The increase is largely the result of additional accruals.

The Company had a positive cash flow from operating activities of $1,920,860 for the year ended December 31, 2008 compared to a positive cash flow of $1,967,869 for the year ended December 31, 2007.

The Company had a negative cash flow from investing activities of $2,994,016 for the year ended December 31, 2008 compared to a negative cash flow of $7,572,630 for the year ended December 31, 2007. Both of the cash uses were largely due to expenditures for drilling new oil and natural gas wells.

The Company had a positive cash flow from financing activities of $1,120,978 for the year ended December 31, 2008 compared to a positive cash flow of $5,611,348 for the year ended December 31, 2007. The positive cash flow for the year ended December 31, 2008 was largely due to the receipt of proceeds from a private stock offering. The positive cash flow for the year ended December 31, 2007 was largely the result of borrowing on the line of credit and the related party loan.

The following table sets forth the maturity dates and the total of the Company’s long-term debt and line of credit as of December 31, 2008, as well as future commitments under the Company’s office space lease.

Payments Due by Period
Contractual Obligations	Less than 1 Year	1 – 3 Years	4 – 5 Years	Total
Long-Term Debt	$100,504	$204,663	$954,904	$1,260,071
Line of Credit	9,500,000	—	—	9,500,000
Operating Lease*	22,050	48,000	6,000	76,050
Total Contractual Cash Obligations	$9,622,554	$252,663	$960,904	$10,836,121

*	The operating lease for office space which was previously at a rental of $1,350 per month was renegotiated on March 26, 2009 with a three year term ending March 2012, at a rental of $2,000 per month, which is reflected in the above table.

The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations

Revenues from Continuing Operations

Total revenues from continuing operations and interest income increased $1,562,092, or 47.0%, to $4,883,513 for the year ended December 31, 2008, from $3,321,421 for the year ended December 31, 2007. The increases are largely the result of higher oil and natural gas production from an increase in producing wells and an increase in the market price of oil during the year.

Expenses from Continuing Operations

Interest expense from continuing operations increased $36,602, or 6.7%, to $581,954 for the year ended December 31, 2008 compared to $545,352 for the year ended December 31, 2007. Interest expense increased for 2008 largely due to additional borrowing on the line of credit although the interest rate was lower during 2008 compared to 2007. Also, the Company entered into a new interest rate swap in 2008 which increased interest expense.

Accretion expense from continuing operations increased $20,422 to $44,742 for the year ended December 31, 2008 compared to $24,320 for the year ended December 31, 2007. The increase is largely the result of increasing the estimated liability based on recent plugging costs.

Oil and natural gas production costs from continuing operations increased $240,540, or 71.8%, to $575,675 for the year ended December 31, 2008 compared to $335,135 for the year ended December 31, 2007. The increase is partially the result of the increase in the number of producing wells, fifty-four in 2008 compared to forty two in 2007. Obviously more wells require more expenses, in particular monthly well management, water hauling and service rig expense. Also, four wells were plugged in the third quarter of 2008 resulting in $27,202 of expense incurred over the Asset Retirement Obligation Liability previously estimated and $41,690 of unsalvageable equipment relating to the plugging.

Self-storage property operating expenses from continuing operations increased $14,070, or 13.9%, to $115,671 for the year ended December 31, 2008 compared to $101,601 for the year ended December 31, 2007.

Legal and professional fees increased $9,302, or 3.9%, to $244,942 for the year ended December 31, 2008 compared to $235,640 for the year ended December 31, 2007.

Property taxes and insurance expenses from continuing operations increased $46,308, or 40.9%, to $159,601 for the year ended December 31, 2008 compared to $113,293 for the year ended December 31, 2007. Property taxes and property insurance increased largely due to an increase in well liability insurance partially offset by a decrease by the county in the appraised property value on the Painesville self-storage property.

General and administrative expenses from continuing operations increased $99,715, or 12.7%, to $885,736 for the year ended December 31, 2008 compared to $786,021 for the year ended December 31, 2007. The increase in general and administrative expenses is largely due to an increase in staff, normal annual pay increases, training expense and rising health insurance costs.

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

The Company’s equity interest in Kykuit Resources LLC shows a loss of $28,627 and $28,817 for the years ended December 31, 2008 and 2007, respectively. The Kykuit joint venture began operations in August 2007 and drilling in late May 2008. While several wells have been drilled, all of the processes to determine if the wells are viable have not been completed at this time. Kykuit management has hired new consultants and staff to analyze the wells already drilled. Drilling efforts in the winter months are particularly difficult with the sub-zero weather. It appears likely that production may be possible at a different level than was originally anticipated with additional information becoming available later in the summer of 2009.

The Company usually writes off a minimal amount of receivables in the self-storage business. During the second quarter of 2008, however the Company wrote off a large receivable of $40,027 for a retail lease in the Painesville facility that appeared unlikely the Company would collect.

Impairment and dry well costs from continuing operations decreased $549,843 to $491,224 for the year ended December 31, 2008 compared to $1,041,067 for the year ended December 31, 2007. The Company wrote off the costs related to two wells amounting to $491,224 in 2008 and five wells amounting to $1,041,067 in 2007. Impairments and dry wells could happen in future years, particularly in an aggressive drilling program or when market prices of production is very low, as is the current case.

Depreciation, depletion and amortization expenses from continuing operations increased $2,581,207 to $3,874,858 for the year ended December 31, 2008 compared to $1,293,651 for the year ended December 31, 2007. The increase is partially related to higher recorded capitalized well costs from additional wells being drilled and related increased production. A significant increase in expense is from lower reserves at year end. Some of the wells have been in production for three years and therefore are on the downside of the decline curve while many of the wells are affected by the lower pricing at December 31, 2008 that the reserves are based upon compared to our costs to operate the wells.

Loss from Continuing Operations

The Company’s loss from continuing operations increased $1,025,609, to a loss of $2,210,607 for 2008 from a loss of $1,184,998 for 2007. The Company’s loss in 2007 was primarily due to impairments totaling $1,041,067. While production increased $1,562,092 in 2008 compared to 2007 with more wells on line in 2008, the expenses also increased in 2008 largely due to an increase in depletion with higher capitalized costs from new wells and depletion expense from lower pricing used to calculate reserve estimates. Additionally, costs to manage the wells increased 71.8% largely due to more wells going on-line and the Company incurred higher than normal bad debt expense of $43,517 from the Painesville self-storage facility and issued a warrant valued at $47,573.

Income from Discontinued Operations

The Company’s income from discontinued operations was $287,104 from the gain on the sale of the Gahanna self-storage facility during May 2007.

Net Loss

The Company had a net loss from operations of $2,210,607 for 2008 compared to a net loss of $897,894 for 2007. While production was higher in 2008 with more wells on line, the expenses increased in 2008 largely due to an increase in depletion from higher capitalized costs of new wells and from lower year-end prices used to calculate reserve estimates. Additionally, costs to manage the wells increased largely due to more wells going on line and the Company incurred bad debt expense from the Painesville self-storage facility and issued a warrant which did not occur in 2007. The Company’s losses in 2007 were primarily due to writing-off five wells for $1,041,067 offset by the gain on the sale of the Gahanna self-storage facility of $294,587 which is part of discontinued operations.

Interest Rate Risk

Interest rate risk is the risk that interest rates will increase, which will result in an increase in the Company’s interest expense on its variable rate loans.

The loan on the Painesville facility, totaling approximately $1.2 million, is tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $12,000 on an annual basis. The Company’s line of credit is currently fixed through the use of an interest rate swap until August 2009. If interest rates increase, the Company’s results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

The Company had one off-balance sheet arrangement at December 31, 2008, with respect to its investment in the Kykuit partnership. While the Company is not liable for the contribution obligations of other members of Kykuit Resources, LLC, the Company may decide to invest additional funds should any of the other members not meet their future required investments. However, the Company believes that this scenario is highly unlikely at this time.

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond our control, may include statements about our:

•	business strategy;
•	financial strategy;
•	liquidity and our ability to meet our debt obligations;
•	drilling locations;
•	natural gas and oil reserves;
•	realized natural gas and oil prices;
•	production volumes;
•	lease operating expenses, general and administrative expenses and finding and development costs;
•	future operating results; and
•	plans, objectives, expectations and intentions.

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

Income Taxes

Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.

At December 31, 2008 and 2007, the Company had net operating loss carry forwards (NOLS) for future years of approximately $15.4 million and $13.5 million, respectively. These NOLS will expire at various dates through 2027. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company has a $41,187 alternative minimum tax (AMT) credit that carries forward indefinitely.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 28, 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2 “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008. The Company does not anticipate that the implementation of SFAS 157, as it relates to non-financial assets and liabilities will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, or ARB 51. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment to FASB Statement No. 133.” SFAS No. 161 intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In December 2008, the United States Securities and Exchange Commission (SEC) released a final rule, “Modernization of Oil and Gas Reporting,” which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. In addition, the final rule includes the requirements to report the independence and qualifications of the reserve preparer or auditor; file a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and to disclose the development of any proved undeveloped reserves (PUDs), including the total quantity of PUDs at year-end, material changes to PUDs during the year, investments and progress toward the development of PUDs and an explanation of the reasons why material concentrations of PUDs have remained undeveloped for five years or more after disclosure as PUDs. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently evaluating what impact this final rule may have on its financial position, results of operations or cash flows.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

The Company’s Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are filed as part of this report.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles defined in the Exchange Act.

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

We carried out an evaluation under the direction of our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control over Financial Reporting — Guidance for Smaller Public Companies (2006).” Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement, relating to its 2009 Annual Meeting (“Proxy Statement,”) under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit Committee Report.” The Proxy Statement will be filed with the SEC no later than April 30, 2009.

Item 11. Executive Compensation

The information required by Item 11 is contained under the caption “Executive and Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained under the caption “Equity Compensation Plan Information” and “Principal Stockholders” in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is contained under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is contained under the caption “Principal Accounting Firm Fees” and “Audit Committee Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust ‘83, the Company and Liberty Self-Stor Limited Partnership (Exhibits A and B to the Agreement and Plan of Merger are Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)
3.1	Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)
3.2	Articles of Amendment of Articles of Incorporation of the Company dated June 27, 2005 (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated July 1, 2005 and incorporated herein by reference.)
3.3	Articles Supplementary to John D. Oil and Gas Company’s Articles of Incorporation, as amended, restated and supplemented dated February 12, 2008 (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated February 12, 2008 and incorporated herein by reference.)
3.4	Bylaws of the Company (Filed as Exhibit 3.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)
4.1	Registration Rights Agreement between the Company and the Richard M. Osborne Trust dated February 28, 2006 (Filed as Exhibit 4.1 to Registrant’s Form 8-K dated February 24, 2006 and incorporated herein by reference.)
9.1	Voting Trust Agreement between the Company, Richard M. Osborne and Gregory J. Osborne dated February 16, 2006 (Filed as Exhibit 7.1 to Registrant’s Form SC 13D/A dated April 11, 2006 and incorporated herein by reference.)
10.1†	1999 Stock Option and Award Plan of the Company (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)
10.2*†	First Amendment to the Company’s 1999 Stock Option and Award Plan
10.3	Lease between OsAir, Inc. and the Company (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)
10.4*	Lease between OsAir, Inc and the Company dated March 26, 2009
10.5	Agreement of Limited Partnership of LSS I Limited Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)
10.6	Cost Sharing Agreement, by and between Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd. dated December 28, 1999 (Filed as Exhibit 10.7 to Registrant’s Form 10-KSB, dated March 15, 2000 and incorporated herein by reference.)
10.7	Contract among Acquiport/Amsdell I Limited Partnership and/or its nominee, Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd dated September 7, 2004 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 10, 2004 and incorporated herein by reference.)
10.8	Amended and Restated First Amendment to Agreement of Limited Partnership of LSS I Limited Partnership dated March 29, 2006 (Filed as Exhibit 10.9 to Registrant’s form 10-KSB, dated March 31, 2006 and incorporated herein by reference)
10.9	Stock Subscription Agreement between the Company and the Richard M. Osborne Trust dated February 28, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated March 2, 2006 and incorporated herein by reference.)
10.10	Stock Subscription Agreement between the Company and Terence P. Coyne dated February 28, 2006 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated March 2, 2006 and incorporated herein by reference.)
10.11	Common Stock Purchase Warrant granted to Richard M. Osborne dated June 20, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated June 20, 2008 and incorporated herein by reference.)

Exhibit No.	Description
10.12	Letter agreement between the Company and Great Plains Exploration, LLC relating to the transfer of oil and natural gas wells dated as of January 1, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)
10.13	Oil and Gas Operations and Sale Agreement between the Company and Great Plains Exploration, LLC dated as of January 1, 2006 (Filed as Exhibit 10.2 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)
10.14	Amendment No 1 to Oil and Gas Operations and Sale Agreement between the Company and Great Plains Exploration, LLC dated as of November 14, 2006 (Filed as Exhibit 10.4 to Registrant’s Form 10-QSB dated September 30, 2006 and incorporated by reference.)
10.15	Amendment No. 2 to Oil and Gas Operations and Sale Agreement dated as of January 12, 2009 by and between the Company and Great Plains Exploration, LLC (Filed as Exhibit 10.1 to the Registrant’s 8-K dated January 12, 2009 and incorporated herein by reference.)
10.16	Revolving Demand Note of the Company payable to the Richard M. Osborne Trust dated as of January 1, 2006 (Filed as Exhibit 10.3 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)
10.17	Purchase and Sale Agreement between the Company and Buckeye Storage of Gahanna LLC dated as of October 5, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 12, 2006 and incorporated herein by reference.)
10.18	First Amended and Restated Loan and Security Agreement between RBS Citizens, N.A., d/b/a Charter One, Richard M. Osborne and the Company, dated as of March 28, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated March 28, 2008 and incorporated herein by reference.)
10.19	Revolving Credit Note of the Company and Richard M. Osborne in favor of RBS Citizens, N.A., d/b/a Charter One, dated as of March 28, 2008 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated March 28, 2008 and incorporated herein by reference.)
10.20	Loan Amendment Agreement between the Company, Great Plains Exploration, LLC and Richard M. Osborne dated March 28, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q dated March 28, 2008 and incorporated herein by reference.)
10.21	Assignment and Assumption of Lease Purchase and Sale Agreement and First Amendment of Lease Purchase and Sale Agreement entered into as of August 3, 2007 between Great Plains Exploration, LLC and Kykuit Resources, LLC (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)
10.22	Lease Purchase and Sale Agreement dated March 21, 2007 between Hemus, Ltd. and Great Plains Exploration, LLC and First Amendment to Lease Purchase and Sale Agreement dated July 24, 2007 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)
10.23	Joint Venture Development Agreement between Kykuit Resources, LLC and Hemus, Ltd, effective August 3, 2007 (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)
10.24	Assignment of Oil, Gas and Mineral Leases dated May 1, 2008 between Hemus, Ltd. and Kykuit Resources, LLC (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)
10.25	Transfer and Acceptance of Membership Interest dated May 29, 2008 between the Company and Geis Coyne Oil and Gas, LLC (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)
10.26	Second Amended and Restated Operating Agreement of Kykuit Resources, LLC dated May 29, 2008 (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

Exhibit No.	Description
10.27	Purchase and Sale Agreement dated June 11, 2008 between Macum Energy, Inc., Harold and Eva Holden Living Trust dated 1995, Harold and Eva Holden, Trustees, Winifred Gas Partnership, Goodridge Resources, Inc., Vincent T. Larse, Dr. David T. Larsen, Pic Productions, Inc., Stanley and Beverly Stott Living Trust dated 4/30/96, Stanley and Beverly Stott, Trustees, Faith Drilling Inc., and Kykuit Resources, LLC (Filed as Exhibit 10.4 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)
10.28	Cognovit Promissory Note of the Company dated August 3, 2007 (Filed as Exhibit 10.4 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)
10.29	Cognovit Promissory Note of the Company dated August 28, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated August 28, 2007 and incorporated herein by reference.)
10.30	Cognovit Promissory Note of the Company dated September 12, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 12, 2007 and incorporated herein by reference.)
10.31	Cognovit Promissory Note of the Company dated October 10, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 10, 2007 and incorporated herein by reference.)
10.32	Cognovit Promissory Note of the Company dated November 20, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2007 and incorporated herein by reference.)
10.33	Cognovit Promissory Note of the Company dated November 30, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 30, 2007 and incorporated herein by reference.)
10.34	Cognovit Promissory Note of the Company dated May 23, 2008 (Filed as Exhibit 10.5 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)
10.35	Cognovit Promissory Note of the Company dated May 27, 2008 (Filed as Exhibit 10.6 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)
10.36	Cognovit Promissory Note of the Company dated February 13, 2009 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated February 13, 2009 and incorporated herein by reference.)
10.37*	Letter from Richard M. Osborne regarding debt commitment dated March 26, 2009.
10.38*	Cognovit Promissory Note of John D Oil and Gas Company dated April 7, 2009.
10.39	Purchase and Sale Agreement effective as of January 30, 2008 between Liberty Self Stor, Ltd. and Richard M. Osborne, Trustee (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated December 28, 2007 and incorporated herein by reference.)
10.40	Operating Agreement of Lucky Brothers, LLC dated October 7, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q dated September 30, 2008 and incorporated herein by reference.)
10.41	Operating Contract between the Company, Lucky Brothers, LLC and Great Plains Exploration, LLC dated October 7, 2008 (Filed as Exhibit 10.2 to Registrant’s Form 10-Q dated September 30, 2008 and incorporated herein by reference.)
10.42	Drilling Contract between the Company and Great Plains Exploration, LLC dated October 7, 2008 (Filed as Exhibit 10.3 to Registrant’s Form 10-Q dated September 30, 2008 and incorporated herein by reference.)
31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2009	JOHN D. OIL AND GAS COMPANY
By: /s/ Richard M. Osborne Richard M. Osborne Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Richard M. Osborne Richard M. Osborne	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2009
/s/ C. Jean Mihitsch C. Jean Mihitsch	Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2009
/s/ Steven A. Calabrese Steven A. Calabrese	Director	April 6, 2009
/s/ Richard T. Flenner Jr. Richard T. Flenner Jr.	Director	April 6, 2009
/s/ Marc C. Krantz Marc C. Krantz	Secretary and Director	April 6, 2009
/s/ James R. Smail James R. Smail	Director	April 6, 2009
/s/ Terence P. Coyne Terence P. Coyne	Director	April 6, 2009
/s/ Mark D. Grossi Mark D. Grossi	Director	April 6, 2009
/s/ Gregory J. Osborne Gregory J. Osborne	President and Director	April 6, 2009
/s/ Thomas J. Smith Thomas J. Smith	Director	April 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
John D. Oil and Gas Company

We have audited the accompanying consolidated balance sheets of John D. Oil and Gas Company (a Maryland corporation) and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John D. Oil and Gas Company and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maloney + Novotny LLC

Cleveland, Ohio
April 6, 2009

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$78,301	$30,479
Accounts Receivable	40,879	63,739
Accounts Receivable from Related Parties	1,417,679	919,542
Assets Held for Sale	—	204,762
Other Current Assets	56,202	34,073
Total Current Assets	1,593,061	1,252,595
Property and Equipment, Net	12,173,673	12,874,148
Investment in Unconsolidated Affiliate	989,258	1,261,930
Other Assets	60,624	13,894
Total Assets	$14,816,616	$15,402,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$9,500,000	$5,700,000
Current Maturities of Long Term Debt	100,504	100,725
Note Payable to Related Party	—	3,800,000
Accounts Payable	1,332,504	2,063,318
Accounts Payable to Related Parties	697,377	16,468
Accrued Expenses	398,838	208,735
Total Current Liabilities	12,029,223	11,889,246
Long Term Debt, Net of Current Maturities	1,159,567	1,285,732
Asset Retirement Obligation	644,517	211,777
Commitments and Contingencies	—	—
Shareholders’ Equity:
Serial Preferred Stock – $.001 par value: 2,000,000 shares authorized, 1,350 and 0 shares issued and outstanding, respectively	1	—
Common Stock – $.001 par value: 50,000,000 shares authorized; 9,067,090 and 9,019,015 shares issued and outstanding, respectively	9,067	9,019
Paid-in Capital	30,268,691	28,871,616
Accumulated Deficit	(29,160,570)	(26,864,823)
Accumulated Other Comprehensive Loss	(133,880)	—
Total Shareholders’ Equity	983,309	2,015,812
Total Liabilities and Shareholders’ Equity	$14,816,616	$15,402,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues
Oil and Natural Gas Sales	$4,568,087	$2,929,359
Self-Storage Operation Revenues	312,108	348,537
Interest and Other	3,318	43,525
Total Revenues	4,883,513	3,321,421
Operating Expenses
Interest	581,954	545,352
Accretion	44,742	24,320
Oil and Natural Gas Production Costs	575,675	335,135
Self-Storage Property Operating Expense	115,671	101,601
Legal and Professional Fees	244,942	235,640
Property Taxes and Insurance	159,601	113,293
General and Administrative	885,736	786,021
Warrant	47,573	—
Loss from Unconsolidated Affiliate	28,627	28,817
Bad Debt	43,517	1,522
Impairments	491,224	1,041,067
Depreciation, Depletion and Amortization	3,874,858	1,293,651
Total Operating Expenses	7,094,120	4,506,419
Loss from Continuing Operations	(2,210,607)	(1,184,998)
Loss from Discontinued Operations	—	(7,483)
Gain on Sale of Assets from Discontinued Operations	—	294,587
Income from Discontinued Operations	—	287,104
Net Loss	$(2,210,607)	$(897,894)
Other Comprehensive Loss:
Change in Fair Value of Cash Flow Hedge	(133,880)	—
Change in Fair Value of Available for Sale Securities	—	(34)
Comprehensive Loss	$(2,344,487)	$(897,928)
Weighted Average Basic and Diluted Shares Outstanding	9,020,859	8,999,436
Loss per Common Share from Continuing Operations – Basic and Diluted	$(0.25)	$(0.13)
Income per Common Share from Discontinued Operations – Basic and Diluted	—	0.03
Loss per Common Share – Basic and Diluted	$(0.25)	$(0.10)

The accompanying notes to consolidated financial statements are an integral part of these statements.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Preferred Stock	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2006	$—	$8,998	$28,854,588	$(25,966,929)	$34	$2,896,691
Common Stock Issued for Director Compensation		21	12,480			12,501
Restricted Common Stock Award			4,548			4,548
Net Loss				(897,894)		(897,894)
Change in Fair Market Value of Available for Sale Securities					(34)	(34)
Balance at December 31, 2007	$—	$9,019	$28,871,616	$(26,864,823)	$—	$2,015,812
Preferred Stock Issued in Private Placement, Net of Offering Costs	1		1,332,503			1,332,504
Common Stock Issued for Director Compensation		48	12,451			12,499
Restricted Common Stock Award			4,548			4,548
Dividends Declared				(85,140)		(85,140)
Director Warrant Issued			47,573			47,573
Net Loss				(2,210,607)		(2,210,607)
Change in Fair Market Value of Cash flow Hedge					(133,880)	(133,880)
Balance at December 31, 2008	$1	$9,067	$30,268,691	$(29,160,570)	$(133,880)	$983,309

The accompanying notes to consolidated financial statements are an integral part of these statements.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(2,210,607)	$(897,894)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Bad Debt	43,517	1,522
Impairments	491,224	1,041,067
Depreciation, Depletion and Amortization	3,874,858	1,293,651
Accretion	44,742	24,320
Loss from Unconsolidated Affiliate	28,627	28,817
Gain on Sale of Securities	—	(36,260)
(Gain) Loss on Sale of Equipment	(199)	3,703
Common Stock Issued as Compensation	12,499	12,501
Restricted Common Stock Award	4,548	4,548
Director Warrant Issued	47,573	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(518,794)	(222,167)
Other Current Assets	182,633	(2,946)
Other Assets	(46,730)	18,340
Accounts Payable	(57,385)	1,125,107
Accrued Expenses	24,354	(109,504)
Change in Discontinued Operations, Net	—	(316,936)
Net Cash Provided By Operating Activities	1,920,860	1,967,869
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,437)	(31,903)
Proceeds from Sale of Securities	—	474,648
Proceeds from Sale of Equipment	830	1,245,889
Proceeds from Sale of Interest in Unconsolidated Affiliate	731,747	—
Expenditures for Unconsolidated Affiliate	(480,222)	(1,290,747)
Expenditures for Oil and Natural Gas Wells	(3,244,934)	(7,970,517)
Net Cash Used In Investing Activities	(2,994,016)	(7,572,630)
Cash Flows from Financing Activities:
Proceeds from Line of Credit, Net	—	2,615,000
Proceeds from Preferred Stock Private Placement	1,332,504	—
Dividends Paid to Preferred Stockholders	(85,140)	—
Proceeds from Related Party Loan	500,000	3,800,000
Principal Payments on Related Party Loan	(500,000)	—
Principal Payments on Long Term Debt	(126,386)	(86,745)
Change in Discontinued Operations, Net	—	(716,907)
Net Cash Provided By Financing Activities	1,120,978	5,611,348
Net Increase in Cash	47,822	6,587
Cash, Beginning of Period	30,479	23,892
Cash, End of Period	$78,301	$30,479
Supplemental Disclosure of Cash flow Information
Interest Paid on Borrowings	$551,132	$498,504
Federal Income Taxes Paid	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Summary of Significant Accounting Policies

General

John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland. On June 27, 2005, the Company changed its name to John D. Oil and Gas Company.

The Company is in the business of acquiring, exploring, developing, and producing oil and natural gas in Northeast Ohio. The Company currently has fifty-four producing wells. The Company cannot guarantee success under its business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.

Of lesser significance, the Company still retains one self storage facility located in Painesville, Ohio from the partnership with Liberty Self-Stor, Ltd., an Ohio limited liability company (the “Ohio LLC”). The members of the Ohio LLC consisted of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.

Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS I Limited Partnership, a Delaware limited partnership (“LSS”), resulting in LSS being the sole member of the Ohio LLC. The Company contributed its net assets, primarily cash and investments, to LSS in exchange for the sole general partner interest therein and Class B limited partnership interests. The Class A limited partnership interests are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on the current exchange factor of .1377148 of a share for each unit. The Class B limited partnership interests are not entitled to redemption, conversion or a preferred return. The Company has a 29.9% minority interest in LSS. Due to the losses incurred by the self-storage facilities, current and previously owned, the initial investment by the minority interest was reduced to a receivable and previously written off. The Company may, if business and time warrant, sell the Painesville facility in the future.

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS. Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method. Our investment in an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit,”) is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company maintains cash at various financial institutions which, at times, may exceed federally insured amounts and may significantly exceed balance sheet amounts due to outstanding checks. The Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At December 31, 2008 and 2007, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Summary of Significant Accounting Policies  – (continued)

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

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company is involved in exploratory drilling only to the extent that it is a partner of Kykuit, which is doing exploratory drilling in Montana.

Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of unproved oil and natural gas properties are periodically assessed for impairment.

Asset Impairment

The Company reviews its self-storage properties and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company wrote off the costs related to two wells amounting to $491,224 in 2008 and five wells amounting to $1,041,067 in 2007.

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

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Summary of Significant Accounting Policies  – (continued)

The following table presents the Company’s asset retirement obligation activity for the years ended December 31:

	2008	2007
Asset retirement obligations, beginning of the year	$241,777	$90,324
Liabilities incurred during the year	169,623	127,133
Revisions in estimated cash flows	243,375	—
Liabilities settled during the year	(25,000)	—
Accretion expense	44,742	24,320
Asset retirement obligations, end of year	674,517	241,777
Less current liabilities	30,000	30,000
Asset retirement obligations, net of current maturities	$644,517	$211,777

At December 31, 2008 and 2007, the Company’s current portion of the asset retirement obligations is included in accrued expenses and was $30,000 at December 31, 2008 and 2007. The Company plugged four wells during the third quarter of 2008 and may plug three more during 2009.

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

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2013. Total lease revenue related to these leases was $172,998 and $187,225 for the years ended December 31, 2008 and 2007, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms. In June of 2008, the Company decided to write-off an outstanding receivable of $40,027 for a leased vacant space to bad debt expense. While the Company has received a court judgment against the lease holder, the Company is uncertain as to the collection of the outstanding receivable.

Future minimum lease revenue for continuing operations under non-cancelable leases for each of the five succeeding annual periods ending December 31 are as follows:

2009	$188,220
2010	106,560
2011	37,596
2012	24,796
2013	18,396
$375,568

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Summary of Significant Accounting Policies  – (continued)

Additionally, one other lease has been on a month to month basis since August of 2007 and is not included in the above chart. The Company is in the process of renegotiating the lease for a longer time period.

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

Stock-Based Compensation

The 1999 Stock Option Plan (“the Plan”), which was approved by stockholders, permits the grant of non-statutory stock options (“NSSOs”), incentive stock options (“ISOs” and together with NSSOs, “options”) and restricted shares. The Plan was adopted to attract and retain qualified and competent persons who are valuable to the Company, including key employees, officers, and directors. The Plan provides for the grant to employees of ISOs within the meaning of Section 422 of the Code, for grant of NSSOs to eligible employees (including officers and directors) and non-employee directors and for the grant of restricted share awards. The Company may grant up to 300,000 options or restricted shares pursuant to the Plan. As of December 31, 2008 and December 31, 2007, 25,000 and 35,000 stock options were outstanding, respectively. During the second quarter of 2006, the former President and Chief Operating Officer of the Company was awarded 35,000 restricted shares with a fair value of $22,750 with compensation expense to be amortized ratably over a five year vesting period. The compensation expense recorded for the restricted shares for the years ended December 31, 2008 and 2007 was $4,548.

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

The following table presents the stock options outstanding at December 31:

	2008		2007
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	35,000	$0.56	35,000	$0.56
Granted	—		—
Exercised	—		—
Forfeited	10,000	0.56	—
Outstanding at end of year	25,000	$0.56	35,000	$0.56
Options available for grant	275,000		265,000
Exercisable at end of year	25,000	$0.56	35,000	$0.56

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

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Summary of Significant Accounting Policies  – (continued)

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material effect on the Company’s financial statements. The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were paid or accrued at December 31, 2008 or 2007. The Company does not anticipate a significant change over the next twelve months to any tax liability.

The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, depreciation and depletion, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In particular, our depletion which is based on estimated reserves computed with a December 31, 2008 year end price and estimated expenses affects the Company as a non-cash expense. Due largely to lower pricing at the end of 2008, our depletion expense increased $2.6 million from 2007 to 2008.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Summary of Significant Accounting Policies  – (continued)

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at December 31, 2008 and 2007.

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

Level 1 — Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. Instruments in this category include non-exchange-traded derivatives, including interest rate swaps.

Level 3 — Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Summary of Significant Accounting Policies  – (continued)

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of December 31, 2008. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Interest rate swap	$0	($133,880)	$0

The Company’s derivative financial instrument is an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by U.S. generally accepted accounting principles (GAAP) to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. No new fair value measurements are prescribed, and SFAS No. 157 is intended to codify the several definitions of fair value included in various accounting standards. However, the application of this statement may change current practices for certain companies. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 28, 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2 —  Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008. The Company does not anticipate that the implementation of SFAS 157, as it relates to non-financial assets and liabilities will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, or ARB 51. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 also includes expanded disclosure requirements regarding the interests of

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Summary of Significant Accounting Policies  – (continued)

the parent and its noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

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

In December 2008, the United States Securities and Exchange Commission (SEC) released a final rule, “Modernization of Oil and Gas Reporting,” which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. In addition, the final rule includes the requirements to report the independence and qualifications of the reserve preparer or auditor; file a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and to disclose the development of any proved undeveloped reserves (PUDs), including the total quantity of PUDs at year-end, material changes to PUDs during the year, investments and progress toward the development of PUDs and an explanation of the reasons why material concentrations of PUDs have remained undeveloped for five years or more after disclosure as PUDs. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently evaluating what impact this final rule may have on its financial position, results of operations or cash flows.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on our financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the December 31, 2008 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

The Series A Preferred Shares have voting rights only with respect to certain extraordinary actions that would impair the rights of holders of the Series A Preferred Shares, such as a merger, reorganization or issuance of a class or series of stock on parity with or senior to the Series A Preferred Shares. Each of the Series A Preferred Shares is convertible into common shares by dividing the sum of $1,000 and any accrued but unpaid dividends on the Series A Preferred Shares by the conversion price of $1.00 (the “Conversion Price”). The Conversion Price is proportionately increased (or decreased, as the case may be) for combinations, stock splits and similar events that would affect the number of shares of the Company’s common stock outstanding. The Series A Preferred Shares have a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Company sold an aggregate of 1,350 shares of its Series A Convertible Preferred Shares in a private placement to a total of nine accredited investors during the first six months of 2008. All Series A Preferred Shares were sold at a price of $1,000 per share for a total of $1,350,000 with no underwriting discounts or commissions, as no underwriters were used to facilitate the transactions.

In December of 2007, the Board of Directors of the Company granted each of its five outside board members 4,167 shares of common stock valued at $0.60 per share. The total shares awarded of 20,835 were issued as partial compensation for their board participation.

In December of 2008, the Board of Directors of the Company granted each of its five outside board members 9,615 shares of common stock valued at $0.26 per share. The total shares awarded of 48,075 were issued as partial compensation for their board participation.

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

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007
Oil and Natural Gas Properties:
Proved Properties	$13,859,634	$12,173,194
Unproved Properties	3,652,790	1,803,800
Well Material Inventory	122,502	—
Accumulated Depletion	(7,103,584)	(2,885,433)
Total Oil and Natural Gas Properties	10,531,342	11,091,561
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,357,822	2,357,822
Furniture and Equipment	199,657	200,212
Accumulated Depreciation	(1,222,928)	(1,083,227)
Total Other Property and Equipment	1,642,331	1,782,587
Property and Equipment, Net	$12,173,673	$12,874,148

5. Available for Sale Securities

The Company, with Board approval, decided in October 2006 to invest in the stock of a Nasdaq Small Cap listed public oil and natural gas company. During April 2007, the stock was sold and the Company recorded a gain on the sale of $36,260 and a fair value adjustment of ($34) was recorded to comprehensive income.

6. Investment in Unconsolidated Affiliates

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company began investing in Kykuit during the third quarter of 2007. At that time Kykuit had a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. Subsequently, on May 1, 2008 Kykuit entered into an Assignment of Oil, Gas and Mineral Leases pursuant to which Hemus, Ltd. assigned all of the remaining 25% interest in rights, title and interest in certain oil, natural gas and mineral leases located in Montana to Kykuit for $250,000. Drilling began in late May 2008. While several wells have been drilled, all of the processes to determine if the wells are viable have not been completed at this time. Kykuit management has hired new consultants and staff to analyze the wells already drilled. Drilling efforts in the winter months are particularly difficult with the sub-zero weather. It appears likely that production may be possible at a different level than was originally anticipated with additional information becoming available in the summer of 2009.

The Company initially owned 43.8% of Kykuit. At December 31, 2007, the Company had invested $1,140,000 in cash, incurred an outstanding payable of $150,748 and carried a loss of $28,818 against its investment. During the first quarter of 2008, the Company invested $8,600 and during the second quarter $25,800 in cash. Additionally the Company incurred two cash calls in the second quarter totaling $1,116,017, resulting in a gross investment of $2,441,165. The Company is the current managing member of Kykuit and now owns 18.8% of Kykuit after selling 25% of its interest on May 29, 2008. The 25% interest was sold for approximately $1.4 million of which the Company received $731,747 in cash and wrote off an accounts payable of $662,716. No gain was realized on the sale. A full disclosure of these items is included in a Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on July 9, 2008. During the third quarter the Company invested $110,872 and during the fourth quarter $334,950 in cash. These two cash payments reduced the prior outstanding accounts payable on the Company’s books. The investment by the

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

6. Investment in Unconsolidated Affiliates  – (continued)

Company in this venture is $989,258 which includes an account payable for $158,225 and a cumulative net book loss of $57,444 at December 31, 2008. The following table displays the balance sheet of Kykuit at December 31, 2008, and 2007 and the income statement for the same years ended.

Kykuit Resources LLC
Balance Sheet

	December 31, 2008	December 31, 2007
Current Assets	$210,978	$316,752
Unproved Leaseholds and Development Costs	6,320,929	2,707,773
Furniture and Fixtures, Net of Depreciation	37,155	31,536
Other Assets	33,111	42,135
	$6,602,173	$3,098,196
Current Liabilities	$1,129,350	$214,791
Paid in Capital	5,658,891	2,949,248
Accumulated Deficit	(186,068)	(65,843)
	$6,602,173	$3,098,196

Kykuit Resources LLC
Statement of Operations

	For the Years Ended December 31,
	2008	2007
Total Revenues	$—	$—
Total Expenses	120,225	65,843
Net Loss	$(120,225)	$(65,843)

7. Assets Held for Sale

At December 31, 2007, two parcels of land were categorized as Assets Held for Sale totaling $204,762. This land is adjacent to one of the self-storage facilities sold to U-Store-It in April 2005. At December 31, 2007, the Company had entered into an agreement for a possible sale of the land. Subsequently on February 1, 2008, the land was sold to Richard M. Osborne at its book value.

8. Discontinued Operations

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

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

8. Discontinued Operations  – (continued)

The Company’s results of operations have been restated to reclassify the net earnings of the self-storage facility sold as discontinued operations for all periods presented. The following table summarizes income and loss from discontinued operations for the twelve months ended December 31:

2007
Revenues
Revenues from real estate operations	$72,771
Operating expenses
Interest expense	22,982
Property taxes and insurance	11,654
Property operating expense	30,318
Legal and professional fees	2,217
Depreciation and amortization	13,083
Total Expenses	80,254
Loss from discontinued operations	(7,483)
Gain on Sale of Discontinued Operations	294,587
Income from Discontinued Operations	$287,104

9. Line of Credit and Long-Term Debt

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

At December 31, 2006, the Company had drawn $3,085,000 and Mr. Osborne had drawn $1.5 million of the available balance on the line of credit. Subsequently on February 20, 2007, the Company entered into a Modification Agreement between the Company, Mr. Osborne and Charter One Bank. The Modification Agreement increased the available line of credit from $5.0 million to $7.5 million until May 21, 2007, at which time the available amount reverted back to $5.0 million. In order to increase the line of credit, the Company granted Charter One Bank a security interest in and lien on substantially all of the Company’s assets. A second modification agreement dated April 6, 2007 was negotiated and increased the available line of credit from $7.5 million to $9.5 million for an additional 90 days, at which time the available amount would revert back to $5.0 million. Subsequently, the loan was extended to March 31, 2008 at the $9.5 million level. At December 31, 2007, the Company had drawn $5.7 million and Mr. Osborne had drawn $3.8 million of the available balance on the line of credit.

On March 28, 2008, the Company entered into the First Amended and Restated Loan and Security Agreement (the “Loan Agreement”) between the Company, Richard M. Osborne (the Company and Mr. Osborne together, the “Borrowers”), and RBS Citizens, N.A., d/b/a Charter One. The Loan Agreement extends the maturity date to August 1, 2009, continuing with the original interest rate calculation of 1.75% over LIBOR adjusted monthly. Under the new agreement, only the Company may borrow on the line of credit when any amounts are paid down against the $9.5 million outstanding on the loan. The Company and Great Plains Exploration LLC a company owned by Mr. Osborne (“Great Plains”), agreed that the related party loan of $3.8 million from Great Plains was satisfied in full and terminated upon the Company’s entry into the new Charter One loan and assumption of the $3.8 million portion of the line of credit drawn by Mr. Osborne. Therefore, the Company had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008. As part of this loan agreement, Mr. Osborne has pledged several real estate

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

9. Line of Credit and Long-Term Debt  – (continued)

properties that he personally owns, so that sufficient collateral would allow the Company to enter into the loan agreement. While the Company is building its reserves with each well that it drills, it has not met the reserve collateral requirements for a loan this large at this time without the pledged assets of Mr. Osborne. The rate on the line of credit at December 31, 2008 was 3.65%. The average balance during 2007 was $8.2 million and the weighted average interest rate was 7.08%. The average balance during 2008 was $9.5 million and the weighted average interest rate was 6.13%.

On April 16, 2008, the Company entered into an interest rate swap agreement for a cash flow hedge with RBS Citizens, N.A. The swap began on May 1, 2008 and ends on August 3, 2009 in connection with the $9.5 million loan to RBS Citizens, N.A., d/b/a Charter One. The notational amount of the swap is $9.5 million and the swap changes the variable-rate interest on the loan from the 30 day LIBOR rate plus 1.75% to a fixed-rate interest of 2.95% plus 1.75%. The terms of the interest rate swap consist of calculating the difference between the fixed rate of 2.95% per year and the current 30-day LIBOR rate. In the event that the fixed rate of 2.95% exceeds the 30-day LIBOR rate, the Company pays the bank the difference. In the event that the 30-day LIBOR exceeds the fixed rate of 2.95%, the bank pays the Company the difference. The estimated fair value of the swap at December 31, 2008 was a liability of $133,880, which is included in accrued expenses. The interest rate swap is accounted for as a cash flow hedge pursuant to SFAS No. 133. As there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.

The Painesville facility was encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009. This long-term debt had an interest rate tied to the 30 day LIBOR plus 2.50%. Monthly principal and interest payments are $16,612, with a current interest rate of 2.9613%, using a 20-year amortization period. The principal amount of the loan as of December 31, 2008 and 2007 was $ 1,260,071 and $1,386,457, respectively. On March 25, 2009, the Company received a letter of commitment from the mortgagor which stated that the loan will be extended on the Painesville facility for five years using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. The rate on March 31, 2009 was 3.02%.

The Painesville loan includes the following principal amortization over the next five years: less than 1 year equals $100,504, 1-3 years equals $204,663 and 4-5 years equals $954,904.

The Company is in the process of renegotiating the Line of Credit for the Charter One loan that matures August 1, 2009. The Company cannot provide any assurances to the stockholders that extensions or new terms will be available to them.

For the years ended December 31, 2008 and 2007 respectively, the Company expensed $573,055 and $497,299 in interest on its debt instruments.

10. Notes Payable to Related Party

The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at December 31, 2008 was 3.25%. There were no outstanding balances under the note at December 31, 2008 and 2007, respectively.

At December 31, 2007, the Company had entered into loans with Great Plains (a company owned by Richard M. Osborne) totaling $3.8 million evidenced by six promissory notes. The loans did not include an expiration date or a limit on the amount that the Company could borrow. The notes were payable on demand and bore interest at the rate of LIBOR plus 1.75% per year. The Great Plains notes were satisfied in full and

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

10. Notes Payable to Related Party  – (continued)

terminated when the Company entered into the Charter One Loan Agreement on March 28, 2008. Therefore, the Company had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008.

During the loan negotiations with Charter One, it was anticipated that the Company would become responsible for the $9.5 million and therefore did not record any related party interest on the Great Plains loan for the three months ended March 31, 2008.

At June 30, 2008, the Company had $9.5 million outstanding on the Line of Credit to Charter One and had entered into loans with Great Plains totaling $500,000 evidenced by two promissory notes. The loans from Great Plains did not include an expiration date or a limit on the amount that the Company could borrow. The notes were payable on demand and bore interest at the rate of 8% per year. The Great Plains notes principal balances were fully paid by September 30, 2008. No additional borrowings occurred in the fourth quarter of 2008 from Great Plains.

Interest expense on related party notes payable, included in total interest was $8,899 and $48,053 for the years ended December 31, 2008 and 2007, respectively.

11. Earnings/Loss per Share

Basic income (loss) per share of common stock for the years ended December 31, 2008 and 2007 is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The stock options, restricted stock awards, Class A Limited Partnership conversion and warrants for the years ended December 31, 2008 and 2007 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.

The Company paid no cash distributions to its common stockholders during 2008 and 2007. However, the Company declared and paid $85,140 in preferred stock dividends for the year ended December 31, 2008.

12. Income Taxes

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations is as follows:

	2008		2007
	Amount	%	Amount	%
Provision (benefit) based on the federal statutory rate	$(751,600)	(34.0)	$(305,000)	(34.0)
Increase in valuation allowance	751,600	34.0	305,000	34.0
	$—	—	$—	—

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

12. Income Taxes  – (continued)

The following table represents the Company’s significant deferred tax assets and liabilities at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets
Net operating loss carry forwards	$5,290,000	$4,610,000
AMT credit	41,100	41,100
Total Deferred assets	5,331,100	4,651,100
Deferred tax liabilities
Oil and natural gas properties, principally due to differences in depreciation, depletion and amortization	(2,830,000)	(2,920,000)
Net Deferred tax assets	2,501,100	1,731,100
Valuation allowance	(2,501,100)	(1,731,100)
Net Deferred tax assets	$—	$—

At December 31, 2008, the Company had net operating loss carry forwards (NOLS) for future years of approximately $15.4 million. These NOLS will expire at various dates through 2027. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.

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

13. Other Related Party Transactions

Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials and related merchandise at the self-storage facility. The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the office of the self-storage facility for the benefit of both companies. As of December 31, 2008 and December 31, 2007, the Company owed Liberty Self-Stor II, Ltd. $1,263 and $16,468, respectively, associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets.

On December 28, 1999, the stockholders approved the Company’s lease of its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on March 31, 2009 for $1,350 per month. Rent expense totaled $16,200 for the years ending December 31, 2008 and 2007 and is included in general and administrative expenses. The lease was extended on March 25, 2009 for a three year term at $2,000 per month.

At December 31, 2008 and 2007, the Company included $569 and $5,063, respectively in accounts receivable from related parties in the accompanying consolidated balance sheets. The balances represent amounts owed to the Company by various companies owned by Mr. Osborne. The amounts primarily relate to cost sharing in well joint ventures.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

13. Other Related Party Transactions  – (continued)

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and to sell natural gas and oil production net of pipeline transportation costs. Great Plains is wholly owned by Mr. Osborne. The Company paid Great Plains $1,422,220 and $2,139,233 for capitalized costs to manage and drill wells per the operating agreement for the years ended December 31, 2008 and 2007, respectively. The Company also had $1,386,668 and $907,499 included in accounts receivable from related parties that is due from Great Plains at December 31, 2008 and 2007 for oil and natural gas sales, respectively. Additionally, the Company owed Great Plains accounts payable of $696,114 at December 31, 2008 for drilling, water hauling, service rig and monthly well management.

The following table summarizes the payments received for oil and natural gas production and payments paid for expenses to Great Plains for the periods indicated.

	For the Years Ended December 31,
	2008	2007
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$4,197,216	$2,767,561
Operating expenses
Well Management, Water Hauling and Service Rig	$379,301	$202,582

The Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company. The Company had $30,442 and $6,980 included in accounts receivable from related parties that is due from J. R. Smail, Inc. at December 31, 2008 and 2007 for oil and natural gas sales, respectively. The Company paid J. R. Smail Inc. $7,296 and $654,700 for capitalized costs to manage and drill wells per the operating agreement for the years ended December 31, 2008 and 2007, respectively. Net revenue received from J. R. Smail, Inc. for the sale of natural gas and oil from the joint venture wells for the years ended December 31, 2008 and 2007 was $188,221 and $9,938, respectively. Additionally, Mr. Smail owns a drilling company, Poulson Drilling Corporation, which was paid $294,299 for drilling wells for the Company for the year ended December 31, 2007. The costs are recorded in proved properties. Operating expenses paid for the well management, water hauling and transportation costs totaled $46,058 and $0 for the years ended December 31, 2008 and 2007, respectively to J. R. Smail, Inc.

On August 3, 2007, Kykuit Resources, LLC purchased from Hemus, Ltd. (“Hemus”) a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. Subsequently, on May 1, 2008 Kykuit entered into an Assignment of Oil, Gas and Mineral Leases pursuant to which Hemus, Ltd. assigned all of its remaining rights, title and interest in certain oil, natural gas and mineral leases located in Montana to Kykuit for $250,000. The Company is the managing member of Kykuit and currently owns 18.8% of Kykuit. A full disclosure of these items is included in a Form 8-K dated May 1, 2008 filed with the Securities and Exchange Commission on July 9, 2008. The current investment by the Company in this venture is $989,258.

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

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

14. Financial Information Relating to Industry Segments

The Company reports operating segments and reportable segments by business activity according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.

The Company’s operations are classified into two principal industry segments. The following table presents the twelve months ended December 31, 2008 and 2007.

Twelve Months Ended December 31, 2008	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$4,568,087	$312,108	$4,880,195
Interest revenue	3,318	—	3,318
	4,571,405	312,108	4,883,513
Interest Expense	507,754	74,200	581,954
Accretion Expense	44,742	—	44,742
Property Operating Costs	575,675	115,671	691,346
Other Operating expenses	1,117,795	220,057	1,337,852
Loss from Unconsolidated Affiliate	28,627	—	28,627
Bad Debt	—	43,517	43,517
Impairments	491,224	—	491,224
Depreciation, depletion and amortization	3,753,926	120,932	3,874,858
	6,519,743	574,377	7,094,120
Net Loss from Continuing Operations	$(1,948,338)	$(262,269)	$(2,210,607)
Property and Equipment additions	$3,244,934	$1,437	$3,246,371
Total Assets	$13,246,219	$1,570,397	$14,816,616

Twelve Months Ended December 31, 2007	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$2,929,359	$348,537	$3,277,896
Interest revenue	43,525	—	43,525
	2,972,884	348,537	3,321,421
Interest Expense	428,571	116,781	545,352
Accretion Expense	24,320	—	24,320
Property Operating Costs	335,135	101,601	436,736
Other Operating expenses	957,074	179,402	1,136,476
Loss from Unconsolidated Affiliate	28,817	—	28,817
Impairments	1,041,067	—	1,041,067
Depreciation, depletion and amortization	1,170,773	122,878	1,293,651
	3,985,757	520,662	4,506,419
Net Loss from Continuing Operations	(1,012,873)	(172,125)	(1,184,998)
Net Income from Discontinued Operations	—	287,104	287,104
Net Income (Loss)	$(1,012,873)	$114,979	$(897,894)
Property and Equipment additions	$7,970,517	$31,903	$8,002,420
Total Assets	$13,465,139	$1,937,438	$15,402,567

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

15. Commitments and Contingencies

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

16. Subsequent Events

On February 13, 2009, Great Plains Exploration, LLC loaned the Company $600,000 to fund the Company’s ongoing capital requirements. Great Plains is owned by Richard M. Osborne, the Company’s chairman and chief executive officer. The loan is evidenced by a cognovit promissory note (the “Note”). The Note is payable in the amount of $100,000 per month, beginning on March 28, 2009, since revised to May 25, 2009 and bears interest at the rate of 8.0% annually.

On March 25, 2009, the Company received a letter of commitment from the mortgagor which stated that the loan on the Painesville facility will be extended for five years using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. The rate on March 31, 2009 was 3.02%.

Our $9.5 million fully-drawn line of credit with RBS Citizens, N.A. d/b/a Charter One is due on August 1, 2009. This line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. If we, after using our best efforts, are not successful in extending this line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the Charter One line of credit, subject to standard terms and conditions. If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010.

17. Supplemental Disclosures About Oil and Natural Gas Producing Activities — Unaudited

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures including many factors beyond the control of the Company. The estimated future cash flows are determined based on year-end prices for crude oil, current allowable prices (adjusted for periods beyond the contract period to year-end market prices) applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves and future retirement obligations (net of salvage), based on current economic conditions, and the estimated future income tax expense, based on year-end statutory tax rates (with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

17. Supplemental Disclosures About Oil and Natural Gas Producing Activities — Unaudited  – (continued)

The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States, based on reserve reports prepared by Wright & Company, Inc. for 2008 and Schlumberger Data and Consulting Services for 2007:

	2008		2007
	Natural Gas (MCF)	Oil (BBLs)	Natural Gas (MCF)	Oil (BBLs)
Proved developed and undeveloped reserves:
Beginning of year	2,646,000	37,300	1,348,600	14,800
Revision of previous estimates, extensions and other additions	(699,900)	(13,900)	456,500	3,400
Net reserve additions	715,600	3,800	1,190,900	22,800
Production	(515,100)	(9,700)	(350,000)	(3,700)
End of year	2,146,600	17,500	2,646,000	37,300
Proved developed reserves:
Beginning of year	2,646,000	37,300	1,348,600	14,800
End of year	2,146,600	17,500	2,646,000	37,300

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	December 31,
	2008	2007
Proved oil and natural gas properties	$13,859,634	$12,173,194
Unproved oil and natural gas properties	3,652,790	1,803,800
Well Material inventory	122,502	—
Total	17,634,926	13,976,994
Accumulated depreciation, depletion and amortization	(7,103,584)	(2,885,433)
Net capitalized costs	$10,531,342	$11,091,561

Costs Incurred in Oil and Natural Gas Producing Activities

	December 31,
	2008	2007
Property acquisition costs	$2,337	$9,724
Development costs	$3,242,597	$8,046,599

JOHN D. OIL AND GAS COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

17. Supplemental Disclosures About Oil and Natural Gas Producing Activities — Unaudited  – (continued)

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2008 and 2007 (In Thousands of Dollars)

	2008	2007
Future cash inflows from sales of oil and gas	$16,008	$23,737
Future production and development costs	(7,531)	(8,831)
Future asset retirement obligations	(1,385)	(853)
Future income tax expense	(2,411)	(4,778)
Future net cash flows	4,681	9,275
Future net cash flows 10% annual discount for estimated timing of cash flows	(1,159)	(3,384)
Standardized measure of discounted future net cash flows	$3,522	$5,891

Future net cash flows were computed using future contracts and year-end prices and costs and federal statutory income tax rates.

Changes in the Standardized Measure of Discounted Future Net Cash Flow (In Thousands of Dollars).

	2008	2007
Balance, beginning of year	$5,891	$2,807
Extensions, discoveries and other additions	2,164	5,300
Revision of quantity estimates	(4,177)	2,427
Sales of oil and gas, net of production costs	(2,855)	(1,637)
Net change in prices and production costs	(1,236)	1,691
Net change in income taxes	2,367	(2,778)
Accretion of discount	589	281
Other	779	(2,200)
Balance, end of year	$3,522	$5,891

The methodology and assumptions used in calculating the standardized measure are those required by SFAS No. 69. It is not intended to be representative of the fair market value of the Company’s proved reserves. The valuation of revenues and costs does not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.