Form 10-Q
period 2009-03-31
JOHN D. OIL & GAS CO
filed 2009-05-14
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s common stock as of May 5, 2009 was 9,067,090 shares.

Except as otherwise indicated, the information contained in this Report is as of March 31, 2009.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4(T).Controls and Procedures	24

PART II. OTHER INFORMATION

Item 6. Exhibits	25
Signatures	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Assets:
Cash	$86,006	$78,301
Accounts Receivable	25,435	40,879
Accounts Receivable from Related Parties	1,561,844	1,417,679
Other Current Assets	47,767	56,202
Total Current Assets	1,721,052	1,593,061

Property and Equipment, Net	11,636,621	12,173,673
Investment in Unconsolidated Affiliate	1,065,196	989,258
Other Assets	1,561	60,624

TOTAL ASSETS	$14,424,430	$14,816,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$9,500,000	$9,500,000
Current Maturities of Long Term Debt	107,153	100,504
Note Payable to Related Party	600,000	-
Accounts Payable	539,522	1,332,504
Accounts Payable to Related Parties	420,179	697,377
Accrued Expenses	364,013	398,838
Total Current Liabilities	11,530,867	12,029,223

Long Term Debt, Net of Current Maturities	1,124,757	1,159,567
Asset Retirement Obligation	654,067	644,517
Commitments and Contingencies	-	-

Shareholders’ Equity:
Serial Preferred Stock - $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock - $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,269,828	30,268,691
Accumulated Deficit	(28,309,813)	(28,428,470)
Accumulated Other Comprehensive Loss	(97,570)	(133,880)
Total John D. Oil and Gas Company shareholder’s equity	1,871,513	1,715,409
Non-Controlling Interest	(756,774)	(732,100)
Total Shareholders’ Equity	1,114,739	983,309

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,424,430	$14,816,616

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Oil and Natural Gas Sales	$1,359,084	$972,077
Self-Storage Operation Revenues	81,272	82,458
Interest and Other	3	3,305
Total Revenues	1,440,359	1,057,840

Operating Expenses
Interest	144,254	158,465
Accretion	9,550	3,520
Oil and Natural Gas Production Costs	106,144	119,434
Self-Storage Property Operating Expense	27,113	30,626
Legal and Professional Fees	49,061	40,231
Property Taxes and Insurance	36,971	40,591
General and Administrative	228,966	219,773
Loss from Unconsolidated Affiliate	6,297	7,537
Bad Debt	544	302
Depreciation, Depletion and Amortization	710,846	378,966
Total Operating Expenses	1,319,746	999,445
Net Income	120,613	58,395
Net Loss attributable to Non-controlling Interest	(24,674)	(35,586)

Net Income attributable to John D. Oil and Gas Company	$145,287	$93,981

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge	36,310	-

Comprehensive Income	$181,597	$93,981

Weighted Average Basic Shares Outstanding	9,067,090	9,019,015
Weighted Average Diluted Shares Outstanding	10,065,158	10,016,563
Income per Common Share – Basic and Diluted	$0.01	$0.01

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Three Months Ended March 31, 2009 and 2008

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Non- controlling Interest	Total

Balance at December 31, 2007 (audited)	$-	$9,019	$28,871,616	$(26,303,290)		$-	$(561,533)	$2,015,812

Preferred Stock Issued in Private Placement, Net of Offering Costs	1		935,995					935 995
Restricted Common Stock Award			1,137					1,137
Dividends Declared				(8,471)				(8,471)
Net Income				93,981			(35,586)	58,395

Balance at March 31, 2008 (unaudited)	$1	$9,019	$29,808,748	$(26,217,780)		$-	$(597,119)	$3,002,869

Balance at December 31, 2008 (audited)	$1	$9,067	$30,268,691	$(28,428,470)	$	(133,880)	$(732,100)	$983,309

Restricted Common Stock Award			1,137					1,137
Dividends Declared				(26,630)				(26,630)
Net Income				145,287			(24,674)	120,613
Change in Fair Value of Cash flow Hedge						36,310		36,310

Balance at March 31, 2009 (unaudited)	$1	$9,067	$30,269,828	$(28,309,813)		$(97,570)	(756,774)	$1,114,739

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income attributable to John D. Oil and Gas Company	$145,287	$93,981
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided By Operating Activities
Accretion	9,550	3,520
Loss from Unconsolidated Affiliate	6,297	7,537
Bad Debt	544	302
Depreciation, Depletion and Amortization	710,846	378,966
Net Loss attributable to Non-controlling interest	(24,674)	(35,586)
Gain on Sale of Equipment	-	(3,300)
Restricted Common Stock Award	1,137	1,137
Changes in Operating Assets and Liabilities:
Accounts Receivable	(129,265)	84,429
Other Current Assets	8,435	214,937
Other Assets	59,063	1,649
Accounts Payable	(911,955)	(551,467)
Accrued Expenses	(25,145)	(20,186)
Net Cash (Used In )Provided By Operating Activities	(149,880)	175,919

Cash Flows from Investing Activities:
Purchases of Property and Equipment	-	(1,437)
Proceeds from Sale of Equipment	-	3,300
Expenditures for Unconsolidated Affiliate	(240,460)	-
Expenditures for Oil and Natural Gas Wells	(173,794)	(1,100,567)
Net Cash Used In Investing Activities	(414,254)	(1,098,704)

Cash Flows from Financing Activities:
Proceeds from Preferred Stock Private Placement	-	935,996
Proceeds from Related Party Note Payable	600,000	-
Principal Payments on Long Term Debt	(28,161)	(28,113)
Net Cash Provided By Financing Activities	571,839	907,883

Net Increase (Decrease) in Cash	7,705	(14,902)
Cash, Beginning of Period	78,301	30,479
Cash, End of Period	$86,006	$15,577

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$121,320	$157,580

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

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

Of lesser significance, the Company still retains one self storage facility located in Painesville, Ohio from the partnership with Liberty Self-Stor, Ltd., an Ohio limited liability company (”the Ohio LLC”).  Due to the losses incurred by the self-storage facilities, current and previously owned, the initial investment by the minority interest was reduced to a receivable and previously written off.  The Company may, if business and time warrant, sell the Painesville facility in the future.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008.  Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2009.  Certain prior year amounts have been reclassified to conform to the March 31, 2009 presentation.  These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Accounting estimates were revised as necessary during the quarter based on new information and changes in facts and circumstances.  These unaudited consolidated financial statements should be read in conjunction with the comprehensive discussion of the Company’s management estimates and significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms.  The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them.  In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables.  The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio.  At March 31, 2009 and December 31, 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

The Company’s accounts receivable arising from the self-storage business is due from individuals as well as business entities.  Tenants are required to pay their rent on the first of each month.  Past due amounts are those that are outstanding longer than the contractual payment terms.  If an account is more than 75 days past due, the Company generally writes off the balance directly to expense.  For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances.  Any such recoveries are credited to income when received.

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

Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves.  The costs of oil and natural gas properties are periodically assessed for impairment.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Asset Impairment

The Company reviews its self-storage property and capitalized costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable.  When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties.  If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized.

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

The following table presents the Company’s asset retirement obligation activity for the three months ended March 31:

	2009	2008

Asset retirement obligations, beginning of the period	$674,517	$241,777
Liabilities incurred during the period	-	23,337
Liabilities settled during the period	-	-
Accretion expense	9,550	3,520
Asset retirement obligations, end of the period	684,067	268,634
Less current liabilities	30,000	30,000
Asset retirement obligations, net of current maturities	$654,067	$238,644

At March 31, 2009 and December 31, 2008, the Company’s current portion of the asset retirement obligations is included in accrued expenses and was $30,000 at March 31, 2009 and December 31, 2008.  The Company has three wells that it may plug during 2009.

Revenue Recognition

The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured.  The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production contracts they currently have in place.  The actual funds are typically received within three months.

The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units.  Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019.  Total lease revenue related to these leases was $47,620 and $41,224 for the three months ended March 31, 2009 and 2008, respectively.  Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.  The Company has renegotiated all leases that were up for renewal.

Future minimum lease revenue for continuing operations under non-cancelable leases including options to renew for each of the five succeeding annual periods ending March 31 and thereafter are as follows:

2010	$202,206
2011	125,820
2012	74,412
2013	49,437
2014	35,640
there after	204,930
$692,445

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

Stock-Based Compensation

The “First Amendment to the Company’s 1999 Stock Option and Award Plan” was filed as Exhibit 10.2 to the Company’s Form 10-K, filed on April 9, 2009.  The amendment was filed in order to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the U.S. Department of Treasury regulations and other interpretive guidance issued.

As of March 31, 2009 and 2008, 25,000 and 35,000 stock options of the 300,000 that may be granted were outstanding, respectively.  Additionally the former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011.  The compensation expense recorded for the restricted shares for the three months ended March 31, 2009 and 2008 was $1,137.

Non-Controlling Interest

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. In addition, SFAS No. 160 establishes disclosure requirements, including new financial statement captions that clearly distinguish between controlling and non-controlling interests. As a result, the Company has reclassified financial statement line items within our Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Shareholders’ Equity and Cashflows.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The Company has one partnership subsidiary, Liberty Self-Stor, LTD, an Ohio limited liability company (“the Ohio LLC”). This subsidiary owns the Painesville self storage facility. The members of the Ohio LLC consist of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.  Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS I Limited Partnership, a Delaware limited partnership (“LSS”), resulting in LSS being the sole member of the Ohio LLC.

The Company has a 29.9% minority interest in LSS.  Due to the losses incurred by the self-storage facilities, current and previously owned, the initial investment by the minority interest was reduced to a receivable and previously written off in 2006.

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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects.  The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate.  Any tax penalties or interest expense will be recognized in income tax expense.  No interest and penalties were paid or accrued at March 31, 2009 or December 31, 2008.  The Company does not anticipate a significant change over the next twelve months to any tax liability.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at March 31, 2009 and December 31, 2008.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2009 and December 31, 2008.  The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at March 31, 2009
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Interest rate swap	$0	$(97,570)	$0

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Interest rate swap	$0	$(133,880)	$0

The Company’s derivative financial instrument is an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued three Staff Positions (FSPs) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods.  All of these FSPs are effective for interim and annual periods ending after June 15, 2009.  The Company is currently evaluating what impact these FSPs and APB  may have on its financial position, results of operations or cash flows.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. Adoption of SFAS No. 162 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2008, the United States Securities and Exchange Commission released a final rule, "Modernization of Oil and Gas Reporting," which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. In addition, the final rule includes the requirements to report the independence and qualifications of the reserve preparer or auditor; file a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and to disclose the development of any proved undeveloped reserves (PUDs), including the total quantity of PUDs at year-end, material changes to PUDs during the year, investments and progress toward the development of PUDs and an explanation of the reasons why material concentrations of PUDs have remained undeveloped for five years or more after disclosure as PUDs. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently evaluating what impact this final rule may have on its financial position, results of operations or cash flows.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on our financial statements.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Note 2.  Property and Equipment

Property and equipment consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Oil and Natural Gas Properties:
Proved Properties	$14,040,260	$13,859,634
Unproved Properties	3,645,958	3,652,790
Well Material Inventory	122,502	122,502
Accumulated Depletion	(7,779,843)	(7,103,584)
Total Oil and Natural Gas Properties	10,028,877	10,531,342
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,357,822	2,357,822
Furniture and Equipment	199,657	199,657
Accumulated Depreciation	(1,257,515)	(1,222,928)
Total Other Property and Equipment	1,607,744	1,642,331
Property and Equipment, Net	$11,636,621	$12,173,673

Note 3.  Investment in Unconsolidated Affiliate

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting.  The Company has an 18.8% ownership Kykuit.  During the first quarter of 2009, the Company paid an outstanding account payable of $158,225 and an additional cash investment of $82,235 to Kykuit.  The investment by the Company in this venture is $1,065,196 which includes a cumulative net book loss of $63,741 at March 31, 2009.  The following table displays the unaudited balance sheet of Kykuit at March 31, 2009 and December 31, 2008 and the unaudited income statement for the three months ended March 31, 2009 and 2008.

Kykuit Resources LLC Balance Sheet

	March 31, 2009	December 31, 2008
Current Assets	$37,770	$210,978
Unproved Leaseholds and Development Costs	6,977,628	6,320,929
Furniture and Fixtures, Net of Depreciation	36,509	37,155
Other Assets	30,855	33,111
	$7,082,762	$6,602,173

Current Liabilities	$1,319,924	$1,129,350
Paid in Capital	5,983,001	5,658,891
Accumulated Deficit	(220,163)	(186,068)
	$7,082,762	$6,602,173

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Kykuit Resources LLC Statement of Operations
	For the Three Months Ended March 31,
	2009	2008

Total Revenues	$-	$-
Total Expenses	34,095	17,221
Net Loss	$(34,095)	$(17,221)

Note 4.  Line of Credit and Long-Term Debt

The Company’s line of credit with RBS Citizens, N.A., d/b/a Charter One was fully drawn for $9.5 million at March 31, 2009 at a rate of 2.24688%.  The Company’s $9.5 million line of credit is due on August 1, 2009.  The Company is in the process of renegotiating this line of credit with Charter One.  The line of credit is guaranteed by Mr. Osborne, the Company’s CEO and Chairman of the Board.  If the Company, after using its best efforts, is not successful in extending this line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the Charter One line of credit, subject to standard terms and conditions.  If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010.

The Company entered into an interest rate swap agreement for a cash flow hedge with RBS Citizens, N.A., d/b/a Charter One.  The swap began on May 1, 2008 and ends on August 3, 2009 in connection with the $9.5 million loan. The notional amount of the Company’s swap is $9.5 million and the swap changes the variable-rate interest on the RBS Citizens, N.A.,d/b/a Charter One loan from the 30 day LIBOR rate plus 1.75% to a fixed-rate interest of 2.95% plus 1.75%.  The terms of the interest rate swap consist of calculating the difference between the fixed rate of 2.95% per year and the current 30-day LIBOR rate.  In the event that the fixed rate of 2.95% exceeds the 30-day LIBOR rate, the Company pays the bank the difference.  In the event that the 30-day LIBOR exceeds the fixed rate of 2.95%, the bank pays the Company the difference.  The estimated fair value of the swap at March 31, 2009 is $97,570 and $133,880 at December 31, 2008 both liabilities, which are included in accrued expenses.  As there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.

The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009.  This long-term debt has an interest rate tied to the 30 day LIBOR plus 2.50%.  Monthly principal and interest payments were $16,612, using a 20-year amortization period.  The principal amount of the loan as of March 31, 2009 and December 31, 2008 was $1,231,910 and $1,260,071, respectively.

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

Future maturities of long-term debt, based on stated maturities, for each of the succeeding annual periods ending March 31 and thereafter are as follows:

2010	$107,153
2011	110,434
2012	113,816
2013	117,301
2014	783,206
$1,231,910

Interest expense on debt instruments, included in total interest, was $138,073 and $158,465 for the three months ended March 31, 2009 and 2008, respectively.

Note 5.  Notes Payable to Related Party

On February 13, 2009, Great Plains Exploration, LLC loaned the Company $600,000 to fund the Company’s ongoing capital requirements.  Great Plains is owned by Richard M. Osborne, the Company’s chairman and chief executive officer.  The loan is evidenced by a cognovit promissory note (the “Note”). The Note is payable in the amount of $100,000 per month, beginning on May 25, 2009 and bears interest at the rate of 8.0% annually.

Interest expense on related party notes payable, included in total interest, was $6,181 and $0 for the three months ended March 31, 2009 and 2008, respectively.

Note 6.  Earnings Per Share

Basic income per share of common stock for the three months ended March 31, 2009 and 2008 is determined by dividing net income less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The restricted stock awards and Class A Limited Partnership conversion for the three months ended March 31, 2009 and 2008 were dilutive and effected diluted earnings per share.  The Company’s Class A Limited Partnership exchange factor is .1377148 per share.  The stock options were anti-dilutive and dilutive for the three months ended March 31, 2009 and 2008, respectively.  The warrants were anti-dilutive for the three months ended March 31, 2009.

The following listed items were dilutive for the three months ended March 31:

	2009	2008
Weighted average number of common shares outstanding used in basic earnings per common share calculation	9,067,090	9,019,015
Dilutive effect of stock options	-	6,480
Dilutive effect of vested restricted stock awards	19,250	12,250
Dilutive effect of Class A Limited Partnership interests	978,818	978,818
Weighted average number of common shares outstanding adjusted for effect of dilutive options, restricted stock awards and Class A convertible stock used in diluted EPS calculation	10,065,158	10,016,563

Income less declared dividends	$118,657	$85,510
Basic and Diluted:
Earnings per common share, net	$0.01	$0.01

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The Company paid no cash distributions to its common stockholders for the three months ended March 31, 2009 and 2008.  However, the Company declared $26,630 and $8,471 in preferred stock dividends at 8% per annum for the three months ended March 31, 2009 and 2008, respectively.

Note 7.  Income Taxes

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

Note 8.  Other Related Party Transactions

Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials and related merchandise at the self-storage facility.  The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the office of the self-storage facility for the benefit of both companies.  The Company owed Liberty Self-Stor II, Ltd. funds associated with these transactions, as well as for cash advances between the companies, which are included in accounts payable to related parties in the accompanying consolidated balance sheets and listed in the table below.

The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne.  The current lease has a three year term maturing on March 31, 2012 for $2,000 per month.  Rent expense totaled $4,050 for the three months ending March 31, 2009 and 2008 and is included in general and administrative expenses.

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and to sell natural gas and oil production net of pipeline transportation costs.  Great Plains is wholly owned by Mr. Osborne.  Additionally, the Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company.

The following tables summarize the related party transactions for accounts receivable of oil and natural gas production, capitalized costs for wells, outstanding accounts payable, revenues received and payments paid for expenses to related parties for the periods indicated.  The accounts receivable from various companies owned by Mr. Osborne in the accompanying consolidated balance sheets represent amounts owed to the Company for minor cost sharing transactions and are listed in the following table.

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

	March 31, 2009	December 31, 2008
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$1,527,359	$1,386,668
J.R. Smail, Inc.	29,577	30,442
Various Related Companies	4,908	569
	$1,561,844	$1,417,679

Accounts Payable:
Great Plains Exploration, LLC.	$419,703	$696,114
Liberty Self Stor II	476	1,263
	$420,179	$697,377

	For the Three Months Ended March 31,
	2009	2008
Well Property and Equipment Capitalized Costs:
Great Plains Exploration, LLC.	$63,187	$570,559
J.R. Smail, Inc.	-	-
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs:
Great Plains Exploration, LLC.	$1,331,480	$812,352
J. R. Smail, Inc.	$20,555	$50,684
Operating expenses
Well Management, Water Hauling and Service Rig:
Great Plains Exploration, LLC.	$121,215	$46,085
J. R. Smail, Inc.	$9,653	$6,096

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC.  The Company has an 18.8% ownership Kykuit.  During the first quarter of 2009, the Company paid an outstanding account payable of $158,225 and additional cash investment of $82,235 to Kykuit.  The investment by the Company in this venture is $1,065,196 which includes a cumulative net book loss of $63,741 at March 31, 2009.  Additional information is disclosed in Note 3 to these financial statements.

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

Note 9. Financial Information Relating to Industry Segments

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

John D. Oil and Gas Company and Subsidiary
Notes to Unaudited Consolidated Financial Statements

The Company’s operations are classified into two principal industry segments.  The following tables present the three months ended March 31, 2009 and 2008.
Three Months ended March 31, 2009	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,359,084	$81,272	$1,440,356
Interest revenue	3	-	3
	1,359,087	81,272	1,440,359

Interest Expense	135,799	8,455	144,254
Accretion Expense	9,550	-	9,550
Property Operating Costs	106,144	27,113	133,257
Other Operating expenses	264,653	50,345	314,998
Loss from Unconsolidated Affiliate	6,297	-	6,297
Bad Debt	-	544	544
Depreciation, depletion and amortization	680,833	30,013	710,846
	1,203,276	116,470	1,319,746

Net Income (Loss)	$155,811	$(35,198)	$120,613

Property and Equipment additions	$173,794	$-	$173,794

Total Assets	$12,892,276	$1,532,154	$14,424,430

Three Months ended March 31, 2008	Oil and Gas Production	Self-Storage Facilities	Total

Revenues from external customers	$972,077	$82,458	$1,054,535
Interest revenue	3,305	-	3,305
	975,382	82,458	1,057,840

Interest Expense	136,433	22,032	158,465
Accretion Expense	3,520	-	3,520
Property Operating Costs	119,434	30,626	150,060
Other Operating expenses	250,756	49,839	300,595
Loss from Unconsolidated Affiliate	7,537	-	7,537
Bad Debt	-	302	302
Depreciation, depletion and amortization	348,543	30,423	378,966
	866,223	133,222	999,445

Net Income (Loss)	$109,159	$(50,764)	$58,395

Property and Equipment additions	$1,100,567	$1,437	$1,102,004

Total Assets	$14,119,462	$1,705,724	$15,825,186

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company entered into the business of extracting and producing oil and natural gas products during 2006.  The Company currently has two segments: one that is actively drilling oil and natural gas wells in Northeast Ohio and one composed of the remaining self-storage facility located in Painesville, Ohio.  The Company cannot guarantee success under our business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.

The Company anticipates slowing its drilling program in 2009.  The decline in the current market price of natural gas severely affects the viability of our drilling because our lower cash flow makes it economically difficult to incur the high costs of drilling a well.

The Company is in the process of renegotiating its $9.5 million fully-drawn line of credit with the Charter One loan that matures August 1, 2009.  Mr. Osborne has guaranteed the Company’s debt with Charter One.  If the Company, after using its best efforts to extend its loan with Charter One or obtain substitute financing upon reasonable terms and conditions is not successful, then Mr. Osborne has committed to loan the Company up to a maximum of $9.5 million to repay the Charter One loan provided that no payment will be due to Mr. Osborne prior to January 1, 2010.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements contain certain amounts that were based upon the Company’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances.  A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2008.

Liquidity and Capital Resources

Liquidity represents the Company's ability to generate sufficient amounts of cash to meet its financial commitments.  The Company believes that cash flow from operating and financing activities will not be sufficient to meet its anticipated operating requirements on a short-term basis. In particular, on February 13, 2009, Great Plains loaned the Company $600,000 to fund the Company’s ongoing capital requirements.  The loan is evidenced by a cognovit promissory note.  This note is payable in the amount of $100,000 per month, beginning on May 25, 2009 and bears interest at the rate of 8.0% annually.

The Company requires substantial capital expenditures to maintain and/or grow production and reserves.  We depend on debt or equity financing to pay for our continued exploration and operations.  The current economic environment makes it more difficult to obtain debt or equity financing on acceptable terms to address our liquidity issues.  Capital may not continue to be available if necessary to meet these continuing costs, or if capital is available, it may not be on terms acceptable to us.  The Company’s $9.5 million fully-drawn line of credit with RBS Citizens, N.A. d/b/a Charter One is due on August 1, 2009.  This line of credit is guaranteed by Mr. Osborne, the Company’s CEO and Chairman of the Board.  If the Company, after using its best efforts, is not successful in extending this line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the Charter One line of credit, subject to standard terms and conditions.  If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010.

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

 The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.

The Company’s current assets increased $127,991 or 8.0%, to $1,721,052 at March 31, 2009 from $1,593,061 at December 31, 2008,  largely due to the increase in accounts receivable relating to the sale of natural gas and oil production .

The Company’s current liabilities decreased $498,356 or 4.1%, to $11,530,867 at March 31, 2009, from $12,029,223 at December 31, 2008.  The decrease is largely the result of payment made on outstanding accounts payable partially offset by a new related party loan.

The Company had a negative cash flow from operating activities of $149,880 for the three months ended March 31, 2009 compared to a positive cash flow of $175,919 for the same period in 2008. The negative cash flow for the three months ended March 31, 2009 is largely the result of the increase in accounts receivable and the payment of accounts payable.   The positive cash flow for the period in 2008 was generated by increased collection of accounts receivable and reduced payment of accounts payable.

The Company had a negative cash flow from investing activities of $414,254 for the three months ended March 31, 2009 compared to a negative cash flow of $1,098,704 for the same period in 2008. The three months ended March 31, 2009 improved from the same period in the prior year due to reduced expenditures for drilling new oil and natural gas wells in 2009.

The Company had a positive cash flow from financing activities of $571,839 for the three months ended March 31, 2009 compared to a positive cash flow of $907,883 for the same period in 2008.  The positive cash flow for the three months ended March 31, 2009 was largely the result of borrowing on a related party loan.  The positive cash flow for the three months ended March 31, 2008 was largely due to the receipt of proceeds from a private stock offering.

The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations

Revenues from Operations

Total revenues from operations and interest income increased $382,519, or 36.2%, to $1,440,359 during the three months ended March 31, 2009, compared to $1,057,840 for the same period in 2008. This increase is largely the result of higher oil and natural gas production from an increase in producing wells.

Expenses from Operations

Total operating expenses increased 32.0%, or $320,301, to $1,319,746 for the three months ended March 31, 2009 from $999,445 for the same period in 2008.  This increase is primarily attributable to an 87.6% increase in depreciation, depletion and amortization expenses.

Interest expense decreased $14,211, or 9.0%, during the three months ended March 31, 2009 compared to the same period in 2008.  Interest expense decreased for the three months ended March 31, 2009 largely due to lower interest rates than the same period in 2008.

Accretion expense increased $6,030, or 171.3% to $9,550 for the three months ended March 31, 2009 compared to the same period in 2008.  The increase is largely the result of increasing the estimated liability based on recent plugging costs and additional wells drilled.

Oil and natural gas production costs decreased $13,290, or 11.1%, during the three months ended March 31, 2009 compared to the same period in 2008.  The decrease is primarily the result of fewer service rig rentals, partially offset by additional expenses, in particular monthly well management, water hauling and an increase in transportation fees.

Self-storage property operating expenses decreased $3,513, or 11.5%, during the three months ended March 31, 2009 compared to the same period in 2008. The decrease is largely due to lower heating bills at the self storage facility.

Legal and professional fees increased $8,830, or 21.9%, during the three months ended March 31, 2009 compared to the same period in 2008.

Property taxes and insurance expenses decreased $3,620, or 8.9%, during the three months ended March 31, 2009 compared to the same period in 2008.  Property insurance decreased largely due to the Company reviewing insurance proposals from other insurance companies, consequently changing agents and insurance companies for most of the Company’s insurance needs.

General and administrative expenses increased $9,193, or 4.2%, during the three months ended March 31, 2009 compared to the same period in 2008.  The increase in general and administrative expenses is largely due to an increase in director meeting fees in conjunction with the increase in scheduled director meetings.

Loss from unconsolidated affiliate expense decreased $1,240, or 16.4%, during the three months ended March 31, 2009 compared to the same period in 2008.

Bad debt expense increased $242, or 80.1%, during the three months ended March 31, 2009 compared to the same period in 2008.  The Company usually writes off a minimal amount of receivables in the self-storage business.

Depreciation, depletion and amortization expenses increased $331,880, or 87.6% during the three months ended March 31, 2009 compared to the same period in 2008. The increase is partially related to higher recorded capitalized well costs from additional wells being drilled and related increased production.  A significant increase in expense relates to lower reserve calculations at December 31, 2008.  Many of the wells had lower reserves due to the degree of costs associated with operating the wells.

Net Income

The Company had net income from operations of $120,613, for the three months ended March 31, 2009 compared to a net income of $58,395 for same period in 2008. Production was higher in 2009 with more wells on line, that were offset by the increase in depletion from higher capitalized costs of new wells and from lower year-end prices used to calculate reserve estimates increased operating expenses.

Net Loss attributable to Non-Controlling Interest

The Company had a net loss attributable to its non-controlling interest in Liberty Self Stor LTD of $24,674 for the three months ended March 31, 2009 and a net loss of $35,586 for the same period in 2008.  The self storage facility has a difficult time renting units largely due to limited access through the use of an elevator.

Net Income attributable to John D. Oil and Gas Company

The Company had net income attributable to John D. interests of $145,287 for the three months ended March 31, 2009 compared to $93,981 for the same period in 2008.  This 55.0% increase is primarily attributable to higher gas production in 2009 offset by higher expenses.

Interest Rate Risk

Interest rate risk is the risk that interest rates will increase, which will result in an increase in the Company’s interest expense on its variable rate loans.

The loan on the Painesville facility, totaling approximately $1.2 million, is tied to variable interest rates.  If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $12,000 on an annual basis.  The Company’s line of credit is currently fixed through the use of an interest rate swap until August 2009 which has minimized the risk.  However  if interest rates increase, the Company’s results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

The Company had one off-balance sheet arrangement at March 31, 2009, with respect to its investment in the Kykuit partnership.  While the Company is not liable for the contribution obligations of other members of Kykuit Resources, LLC, the Company may decide to invest additional funds should any of the other members not meet their future required investments.  However, the Company believes that this scenario is highly unlikely at this time.

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

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: May 13, 2009
Richard M. Osborne
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: May 13, 2009
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)