Form 10-Q
period 2009-06-30
JOHN D. OIL & GAS CO
filed 2009-08-14
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

The number of shares outstanding of the registrant’s common stock as of August 10, 2009 was 9,067,090 shares.

Except as otherwise indicated, the information contained in this Report is as of June 30, 2009.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4(T).	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	28
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 6.	Exhibits	30
Signatures		30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Assets:
Cash	$-	$78,301
Accounts Receivable	27,632	40,879
Accounts Receivable from Related Parties	1,326,075	1,417,679
Other Current Assets	26,628	56,202
Total Current Assets	1,380,335	1,593,061

Property and Equipment, Net	10,869,195	12,173,673
Investment in Unconsolidated Affiliate	1,213,100	989,258
Other Assets	-	60,624

TOTAL ASSETS	$13,462,630	$14,816,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$9,500,000	$9,500,000
Current Maturities of Long Term Debt	124,440	100,504
Note Payable to Related Party	600,000	-
Accounts Payable	447,125	1,332,504
Bank Overdraft	11,306	-
Accounts Payable to Related Parties	241,557	697,377
Accrued Expenses	208,518	398,838
Total Current Liabilities	11,132,946	12,029,223

Long Term Debt, Net of Current Maturities	1,071,570	1,159,567
Asset Retirement Obligation	663,617	644,517
Commitments and Contingencies	-	-

Shareholders’ Equity:
Serial Preferred Stock - $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock - $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,270,965	30,268,691
Accumulated Deficit	(28,861,148)	(28,428,470)
Accumulated Other Comprehensive Loss	(43,809)	(133,880)
Total John D. Oil and Gas Company shareholder’s equity	1,375,076	1,715,409
Non-Controlling Interest	(780,579)	(732,100)
Total Shareholders’ Equity	594,497	983,309

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,462,630	$14,816,616

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Oil and Natural Gas Sales	$859,011	$965,176	$2,218,094	$1,937,253
Self-Storage Operation Revenues	84,677	75,842	165,950	158,300
Interest and Other	3	4	6	3,309
Total Revenues	943,691	1,041,022	2,384,050	2,098,862

Operating Expenses
Interest	153,291	138,799	297,545	297,264
Accretion	9,550	3,956	19,100	7,476
Oil and Natural Gas Production Costs	206,959	168,418	313,102	287,852
Self-Storage Property Operating Expense	28,711	26,610	55,824	57,538
Legal and Professional Fees	70,471	56,876	119,532	97,107
Property Taxes and Insurance	36,835	40,712	73,806	81,303
General and Administrative	222,806	203,447	451,773	423,221
Warrant	-	47,573	-	47,573
Loss from Unconsolidated Affiliate	4,896	11,663	11,193	19,200
Bad Debt	-	40,027	544	40,027
Impairments	-	241,600	-	241,600
Depreciation, Depletion and Amortization	758,386	414,242	1,469,232	793,207
Total Operating Expenses	1,491,905	1,393,923	2,811,651	2,393,368
Net Loss	(548,214)	(352,901)	(427,601)	(294,506)
Net Loss attributable to Non-controlling Interest	(23,805)	(65,353)	(48,479)	(100,939)

Net Loss attributable to John D. Oil and Gas Company	$(524,409)	$(287,548)	$(379,122)	$(193,567)

Other Comprehensive Loss:
Change in Fair Value of Cash Flow Hedge	53,761	(3,418)	90,071	(3,418)

Comprehensive Loss	$(470,648)	$(290,966)	$(289,051)	$(196,985)

Weighted Average Basic and Diluted Shares Outstanding	9,067,090	9,019,015	9,067,090	9,019,015
Income per Common Share – Basic and Diluted	$(0.06)	$(0.03)	$(0.04)	$(0.02)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Six Months Ended June 30, 2009 and 2008

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Non- Controlling Interest	Total

Balance at December 31, 2007 (audited)	$-	$9,019	$28,871,616	$(26,303,290)		$-	$(561,533)	$2,015,812

Preferred Stock Issued in Private Placement, Net of Offering Costs	1		1,332,503					1,332,504
Restricted Common Stock Award			2,274					2,274
Dividends Declared				(30,696)				(30,696)
Director Warrant Issued			47,573					47,573
Net Loss				(193,567)			(100,939)	(294,506)
Change in Fair Value of Cash Flow Hedge						(3,418)		(3,418)

Balance at June 30, 2008 (unaudited)	$1	$9,019	$30,253,966	$(26,527,553)		$(3,418)	$(662,472)	$3,069,543

Balance at December 31, 2008 ( audited)	$1	$9,067	$30,268,691	$(28,428,470)	$	(133,880)	$(732,100)	$983,309

Restricted Common Stock Award			2,274					2,274
Dividends Declared				(53,556)				(53,556)
Net Loss				(379,122)			(48,479)	(427,601)
Change in Fair Value of
Cash Flow Hedge						90,071		90,071

Balance at June 30, 2009 (unaudited)	$1	$9,067	$30,270,965	$(28,861,148)		$(43,809)	$(780,579)	$594,497

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss attributable to John D. Oil and Gas Company	$(379,122)	$(193,567)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Accretion	19,100	7,476
Loss from Unconsolidated Affiliate	11,193	19,200
Bad Debt	544	40,027
Impairments	-	241,600
Depreciation, Depletion and Amortization	1,469,232	793,207
Net Loss attributable to Non-controlling interest	(48,479)	(100,939)
Restricted Common Stock Award	2,274	2,274
Director Warrant Issued	-	47,573
Changes in Operating Assets and Liabilities:
Accounts Receivable	104,307	86,092
Other Current Assets	29,574	227,246
Other Assets	60,624	(12,276)
Accounts Payable	(1,341,199)	(1,781,714)
Accrued Expenses	(100,249)	(19,698)
Net Cash Used In Operating Activities	(172,201)	(643,499)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	-	(1,437)
Proceeds from Sale of Interest in Unconsolidated Affiliate	-	731,747
Expenditures for Unconsolidated Affiliate	(235,035)	(34,400)
Expenditures for Oil and Natural Gas Wells	(164,754)	(1,437,474)
Net Cash Used In Investing Activities	(399,789)	(741,564)

Cash Flows from Financing Activities:
Proceeds from Preferred Stock Private Placement	-	1,332,504
Bank Overdraft	11,306	-
Dividends Paid to Preferred Stockholders	(53,556)	(8,471)
Proceeds from Related Party Note Payable	600,000	300,000
Principal Payments on Long Term Debt	(64,061)	(60,261)
Net Cash Provided By Financing Activities	493,689	1,563,772

Net Increase (Decrease) in Cash	(78,301)	178,709
Cash, Beginning of Period	78,301	30,479
Cash, End of Period	$-	$209,188

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$246,319	$295,326

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2009 and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008.  Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2009.  Certain prior year amounts have been reclassified to conform to the June 30, 2009 presentation.  These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

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

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.  At June 30, 2009, the Company’s outstanding debt totaled over $11.3 million, including a $9.5 million line of credit with RBS Citizens, N.A., d/b/a Charter One.  The line of credit is guaranteed by Richard M. Osborne, the Company’s Chief Executive Officer and Chairman of the Board.  This line of credit matured on August 1, 2009.  The Company does not have the available cash to repay the line of credit.  If the Company is unsuccessful in extending or refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, including a loan from Mr. Osborne, there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, depreciation and depletion, and certain accrued liabilities.  We base estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company’s financial statements are based on a number of significant estimates, including collectibility of receivables, selection of useful lives for property and equipment and timing and costs associated with its retirement obligations.  Estimated oil and natural gas reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties.

The Company’s oil and natural gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to continue to be volatile.  Proved reserves are based on current oil and natural gas prices and estimated reserves, which is considered a significant estimate by the Company, and is subject to change.

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms.  The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them.  In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables.  The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio.  At June 30, 2009 and December 31, 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

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

The Company uses the successful efforts method of accounting for oil and natural gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves, are capitalized.  Upon sale or retirement of a proved property, the cost and accumulated depreciation and depletion and amortization are eliminated from property accounts and the resultant gain or loss is recognized.

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

Asset Retirement Obligation

The Company accounts for its asset retirement obligations in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 143, “Accounting for Asset Retirement Obligations.”  This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells.  The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset.  The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted over the estimated life of the well.

The following table presents the Company’s asset retirement obligation activity for the six months ended June 30:

	2009	2008

Asset retirement obligations, beginning of the period	$674,517	$241,777
Liabilities incurred during the period	-	52,006
Liabilities settled during the period	-	-
Accretion expense	19,100	7,476
Asset retirement obligations, end of the period	693,617	301,259
Less current liabilities	30,000	60,000
Asset retirement obligations, net of current maturities	$663,617	$241,259

At June 30, 2009 and December 31, 2008, the Company’s current portion of the asset retirement obligations is included in accrued expenses and was $30,000 at June 30, 2009 and December 31, 2008.  The Company has three wells that it may plug during 2009.

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

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019.  Total lease revenue related to these leases was $51,649 and $43,924 for the three months and $99,269 and $85,149 for the six months ended June 30, 2009 and 2008, respectively.  Revenue is higher in 2009 due to a new renter moving in and renewal of some leases at higher rates.  Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue for continuing operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending June 30 and thereafter are as follows:

2010	$200,616
2011	94,314
2012	82,816
2013	67,836
2014	58,638
Thereafter	236,270
$740,490

Comprehensive Income

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires disclosure of comprehensive income and its components in a full set of financial statements.  Comprehensive income is defined as changes in shareholders’ equity from non-owner sources and, for the Company, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges in compliance with SFAS No. 133, as amended and SFAS No. 161, an amendment to SFAS No. 133.

Stock-Based Compensation

The “First Amendment to the Company’s 1999 Stock Option and Award Plan” was filed as Exhibit 10.2 to the Company’s Form 10-K, filed on April 9, 2009.  The amendment was filed in order to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the U.S. Department of Treasury regulations and other interpretive guidance issued.

On June 16, 2009 at the Company’s Annual Meeting, stockholders voted to approve amendments to the stock option plan, including a ten year extension.

As of June 30, 2008, 35,000 stock options of the 300,000 that may be granted were outstanding.  No stock options were outstanding as of June 30, 2009.  Stock options totaling 10,000 were terminated in the third quarter of 2008 and 25,000 were terminated in the second quarter of 2009 when the employees were no longer employed by the Company.  Additionally the former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011.  The compensation expense recorded for the restricted shares for the three months ended June 30, 2009 and 2008 was $1,137 and for the six months ended June 30, 2009 and 2008 was $2,274.

Non-Controlling Interest

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. In addition, SFAS No. 160 establishes disclosure requirements, including new financial statement captions that clearly distinguish between controlling and non-controlling interests. As a result, the Company has reclassified financial statement line items within the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Shareholders’ Equity and Cash flows.

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

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS, the Company, as sole general partner, controls LSS.  Accordingly, the Company accounts for its investment in LSS utilizing the consolidation method.  The investment in an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit,”) is accounted for using the equity method.  All significant inter-company transactions and balances have been eliminated.

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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects.  The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate.  Any tax penalties or interest expense will be recognized in income tax expense.  No interest and penalties were paid or accrued at June 30, 2009 or December 31, 2008.  The Company does not anticipate a significant change over the next twelve months to any tax liability.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and long-term debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its long-term debt at June 30, 2009 and December 31, 2008.

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

The tables below set forth the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008.  The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at June 30, 2009
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: Interest rate swap	$0	$(43,809)	$0

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: Interest rate swap	$0	$(133,880)	$0

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

In April 2009, the FASB issued three Staff Positions (FSPs) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS 115-2 and FAS 124-2 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods.  All of these FSPs are effective for interim and annual periods ending after June 15, 2009.  The adoption of these FSPs and APB did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS No. 161, which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting.  SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this new standard effective January 1, 2009.  The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP.  SFAS No.162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 was effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The adoption of SFAS No. 162 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No.165, “Subsequent Events” (“SFAS No.165”).  SFAS No.165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.  Some unrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made.  This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS No.165 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No.166”).  SFAS No.166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No.140”) and removes the exception from applying FIN 46R.  This statement clarifies the requirements for comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS No.166 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No.167”).  SFAS No.167 amends FASB Interpretation No. FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating what impact SFAS No.167 may have on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No.168”).  SFAS No.168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No.168.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on the financial statements.

Note 2.  Property and Equipment

Property and equipment consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Oil and Natural Gas Properties:
Proved Properties	$14,269,143	$13,859,634
Unproved Properties	3,408,035	3,652,790
Well Material Inventory	122,502	122,502
Accumulated Depletion	(8,503,641)	(7,103,584)
Total Oil and Natural Gas Properties	9,296,039	10,531,342
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,357,822	2,357,822
Furniture and Equipment	199,657	199,657
Accumulated Depreciation	(1,292,103)	(1,222,928)
Total Other Property and Equipment	1,573,156	1,642,331
Property and Equipment, Net	$10,869,195	$12,173,673

Note 3.  Investment in Unconsolidated Affiliate

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting.  The Company had an 18.8% ownership in Kykuit.  Some of the Kykuit partners have opted out of further cash investments increasing the Company’s ownership percentage at June 30, 2009 to 20.16%.  During the second quarter of 2009, the Company paid cash investments of $152,800.  For the six months ended June 30, 2009, the Company paid cash investments totaling $393,260 to Kykuit, including accounts payable of $158,225.  The investment by the Company in this venture is $1,213,100 which includes a cumulative net book loss of $68,638 at June 30, 2009.  The following table displays the unaudited balance sheets of Kykuit at June 30, 2009 and December 31, 2008 and the unaudited statements of operations for the three and six months ended June 30, 2009 and 2008, respectively.

Kykuit Resources LLC Balance Sheet

	June 30, 2009	December 31, 2008
Current Assets	$4,060	$210,978
Unproved Leaseholds and Development Costs	7,068,178	6,320,929
Furniture and Fixtures, Net of Depreciation	37,434	37,155
Other Assets	28,599	33,111
	$7,138,271	$6,602,173

Current Liabilities	$1,025,308	$1,129,350
Paid in Capital	6,358,342	5,658,891
Accumulated Deficit	(245,379)	(186,068)
	$7,138,271	$6,602,173

Kykuit Resources LLC Statement of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Total Revenues	$-	$-	$-	$-
Total Expenses	25,216	39,157	59,311	56,378
Net Loss	$(25,216)	$(39,157)	$(59,311)	$(56,378)

Note 4.  Line of Credit and Long-Term Debt

The Company’s line of credit with RBS Citizens, N.A., d/b/a Charter One was fully drawn for $9.5 million at June 30, 2009 at a rate of 2.07%.  The Company’s $9.5 million line of credit is due on August 1, 2009.  The Company is in the process of renegotiating this line of credit with Charter One and anticipates receiving an extension on the due date for 60-90 days.  The line of credit is guaranteed by Mr. Osborne, the Company’s CEO and Chairman of the Board.  If the Company, after using its best efforts, is not successful in extending this line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the Charter One line of credit, subject to standard terms and conditions.  If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010.

The Company entered into an interest rate swap agreement for a cash flow hedge with RBS Citizens, N.A., d/b/a Charter One to mitigate its exposure to fluctuations in interest rates.  The swap began on May 1, 2008 and ends on August 3, 2009 in connection with the $9.5 million loan. The notional amount of the Company’s swap is $9.5 million and the swap changes the variable-rate interest on the RBS Citizens, N.A.,d/b/a Charter One loan from the 30 day LIBOR rate plus 1.75% to a fixed-rate interest of 2.95% plus 1.75%.  The terms of the interest rate swap consist of calculating the difference between the fixed rate of 2.95% per year and the current 30-day LIBOR rate.  In the event that the fixed rate of 2.95% exceeds the 30-day LIBOR rate, the Company pays the bank the difference.  In the event that the 30-day LIBOR exceeds the fixed rate of 2.95%, the bank pays the Company the difference.  The estimated fair value of the swap at June 30, 2009 is $43,809 and $133,880 at December 31, 2008 both liabilities, which are included in accrued expenses.  As there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.

The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, maturing on March 30, 2009.  This long-term debt has an interest rate tied to the 30 day LIBOR plus 2.50%.  Monthly principal and interest payments were $16,612, using a 20-year amortization period.  The principal amount of the loan as of June 30, 2009 and December 31, 2008 was $1,196,010 and $1,260,071, respectively.

On March 25, 2009, the Company received a letter of commitment from the mortgagor which stated that the loan on the Painesville facility will be extended for five years using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Loan documents are still in process.  Monthly payments include principal of $10,370 plus interest.  The rate on June 30, 2009 was 2.82%.

Future maturities of long-term debt, based on stated maturities, for each of the succeeding annual periods ending June 30 and thereafter are as follows:

2010	$124,440
2011	124,440
2012	124,440
2013	124,440
2014	698,250
$1,196,010

Interest expense on debt instruments was $141,324 and $133,210 for the three months ended June 30, 2009 and 2008, respectively.  Interest expense for the six months ended June 30, 2009 and 2008, was $279,397 and $291,675, respectively.

Note 5.  Notes Payable to Related Party

On February 13, 2009, Great Plains Exploration, LLC (Great Plains) loaned the Company $600,000 to fund the Company’s ongoing capital requirements.  Great Plains is owned by Richard M. Osborne, the Company’s chairman and chief executive officer.  The loan is evidenced by a cognovit promissory note (the “Note”). The Note was payable in the amount of $100,000 per month, beginning on May 25, 2009 and bore interest at the rate of 8.0% annually.  The Note was revised on May 22, 2009 to a payable on demand note.

Interest expense on related party notes payable was $11,967 and $5,589 for the three months ended June 30, 2009 and 2008, respectively.  Interest expense for the six months ended June 30, 2009 and 2008 was $18,148 and $5,589, respectively.

Note 6.  Earnings Per Share

Basic income per share of common stock is determined by dividing net income less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The stock options, restricted stock awards, Class A Limited Partnership conversion and warrants for the three and six months ended June 30, 2009 and 2008 were anti-dilutive and had no effect on diluted earnings per share.  The Company’s Class A Limited Partnership exchange factor is .1377148 per share.

The Company paid no cash distributions to its common stockholders for the three and six months ended June 30, 2009 and 2008. However, the Company declared $26,926 and $22,225 in preferred stock dividends at 8% per annum for the three months ended June 30, 2009 and 2008, respectively. The Company declared $53,556 and $30,696 in preferred stock dividends at 8% per annum for the six months ended June 30, 2009 and 2008, respectively. The Company paid $53,556 and $8,471 in preferred stock dividends for the six months ended June 30, 2009 and 2008, respectively.

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

The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on March 31, 2012 for $2,000 per month. Rent expense totaled $6,000 and $4,000 for the three months ending June 30, 2009 and 2008, respectively. Rent expense totaled $10,000 and $8,000 for the six months ending June 30, 2009 and 2008, respectively and is included in general and administrative expenses.

Effective January 1, 2006, the Company entered into a contract with Great Plains, which is wholly owned by Mr. Osborne, for well operations and to sell natural gas and oil production net of pipeline transportation costs. Additionally, the Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company.

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

	June 30, 2009	December 31, 2008
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$1,233,963	$1,386,668
J.R. Smail, Inc.	19,821	30,442
Various Related Companies	72,291	569
	$1,326,075	$1,417,679

Accounts Payable:
Great Plains Exploration, LLC.	$240,757	$696,114
Liberty Self Stor II	800	1,263
	$241,557	$697,377

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Capitalized Costs for Well Property and Equipment:
Great Plains Exploration, LLC.	$13,458	$125,640	$76,645	$696,199
J.R. Smail, Inc.	-	-	-	-
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs:
Great Plains Exploration, LLC.	$826,394	$838,106	$2,157,874	$1,650,458
J. R. Smail, Inc.	9,554	53,096	30,109	103,780
Operating expenses
Well Management, Water Hauling and Service Rig:
Great Plains Exploration, LLC.	$350,266	$124,478	$471,481	$170,563
J. R. Smail, Inc.	9,393	6,957	19,046	13,053

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company had an 18.8% ownership in Kykuit. Some of the Kykuit partners have opted out of further cash investments increasing the Company’s ownership percentage at June 30, 2009 to 20.16%. During the second quarter of 2009, the Company paid cash investments of $152,800. For the six months ended June 30, 2009, the Company paid cash investments totaling $393,260 to Kykuit, including accounts payable of $158,225. The investment by the Company in this venture is $1,213,100 which includes a cumulative net book loss of $68,638 at June 30, 2009. Additional information is disclosed in Note 3 to these financial statements.

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

Note 9. Subsequent Events

In accordance with the recently issued SFAS No. 165 “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009.

On July 25, 2009, the Note and interest outstanding on the $600,000 loan from Great Plains were fully paid. The Company used the receipt of currently owed production funds and additional advance monies against the production receivable to make the payment.

On July 16, 2009, the Company received a letter from RBS Citizens, N.A., d/b/a Charter One stating that the Company was approximately $3.9 million over its borrowing limit based on its December 31, 2008 reserve base calculation. The Company’s $9.5 million line of credit was due on August 1, 2009. On July 23, 2009, the Company received another letter from Charter One advising the Company that it was willing to give a 90 day extension if the Company agreed to certain conditions, including the payment of an extension fee and an increase of the current interest rate by 200 basis points.

The Company has not agreed to these conditions and is currently in discussions with Charter One regarding an extension of the maturity of the line of credit. The Company does not have the available cash to repay the line of credit. As previously disclosed, if the Company, after using its best efforts, is not successful in extending the line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the line of credit, subject to standard terms and conditions. However, there can be no assurance that the Company will be successful in extending the line of credit or obtaining substitute financing or in the alternative that the Company will be able to reach agreement with Mr. Osborne on this loan. If the Company is unsuccessful in extending or refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, including a loan from Mr. Osborne, there is substantial doubt about the Company’s ability to continue as a going concern.

Note 10. Financial Information Relating to Industry Segments

The Company reports operating segments and reportable segments by business activity according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.

The Company’s operations are classified into two principal industry segments. The following tables present the three and six months ended June 30, 2009 and 2008.

Three Months ended June 30, 2009	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$859,011	$84,677	$943,688
Interest revenue	3	-	3
Total Revenue	859,014	84,677	943,691

Interest Expense	144,073	9,218	153,291
Accretion Expense	9,550	-	9,550
Property Operating Costs	206,959	28,711	235,670
Other Operating expenses	279,418	50,694	330,112
Loss from Unconsolidated Affiliate	4,896	-	4,896
Bad Debt	-	-	-
Depreciation, depletion and amortization	728,373	30,013	758,386
Total Operating Expenses	1,373,269	118,636	1,491,905

Net Loss	$(514,255)	$(33,959)	$(548,214)

Property and Equipment additions	$-	$-	$-

Three Months ended June 30, 2008	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$965,176	$75,842	$1,041,018
Interest revenue	4	-	4
Total Revenue	965,180	75,842	1,041,022

Interest expense	120,799	18,000	138,799
Accretion expense	3,956	-	3,956
Property Operating Costs	168,418	26,610	195,028
Other Operating expenses	294,427	54,181	348,608
Loss from Unconsolidated Affiliate	11,663	-	11,663
Bad Debt	-	40,027	40,027
Impairments	241,600	-	241,600
Depreciation, depletion and amortization	383,988	30,254	414,242
Total Operating Expenses	1,224,851	169,072	1,393,923
Net Loss	$(259,671)	$(93,230)	$(352,901)

Property and Equipment additions	$336,907	$-	$336,907

Six Months ended June 30, 2009	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$2,218,094	$165,950	$2,384,044
Interest revenue	6	-	6
Total Revenue	2,218,100	165,950	2,384,050

Interest expense	279,872	17,673	297,545
Accretion expense	19,100	-	19,100
Property Operating Costs	313,102	55,824	368,926
Other Operating expenses	544,071	101,040	645,111
Loss from Unconsolidated Affiliate	11,193	-	11,193
Bad Debt	-	544	544
Depreciation, depletion and amortization	1,409,207	60,025	1,469,232
Total Operating Expenses	2,576,545	235,106	2,811,651
Net Loss	$(358,445)	$(69,156)	$(427,601)

Property and Equipment additions	$164,754	$-	$164,754

Total Assets	$11,960,669	$1,501,961	$13,462,630

Six Months ended June 30, 2008	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,937,253	$158,300	$2,095,553
Interest and other revenue	3,309	-	3,309
Total Revenue	1,940,562	158,300	2,098,862

Interest expense	257,232	40,032	297,264
Accretion expense	7,476	-	7,476
Property Operating Costs	287,852	57,538	345,390
Other Operating expenses	545,184	104,020	649,204
Loss from Unconsolidated Affiliate	19,200	-	19,200
Bad Debt	-	40,027	40,027
Impairments	241,600	-	241,600
Depreciation, depletion and amortization	732,530	60,677	793,207
Total Operating Expenses	2,091,074	302,294	2,393,368
Net Loss	$(150,512)	$(143,994)	$(294,506)

Property and Equipment additions	$1,438,911	$-	$1,438,911

Total Assets	$13,747,918	$1,682,003	$15,429,921

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

The Company has stopped drilling in 2009. The decline in the current market price of natural gas severely affects the viability of our drilling because our lower cash flow makes it economically difficult to incur the high costs of drilling a well.

Subsequent Events

On July 25, 2009, the Company repaid the $600,000 demand note, including interest, to Great Plains. The Company used the receipt of currently owed production funds and additional advance monies against the production receivable to make the payment.

The Company is in the process of renegotiating its $9.5 million fully-drawn line of credit with the Charter One loan that matured August 1, 2009. The Company is currently in discussions with Charter One regarding an extension. Mr. Osborne has guaranteed the Company’s debt with Charter One.

The Company does not have the available cash to repay the line of credit. As previously disclosed, if the Company, after using its best efforts, is not successful in extending the line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the line of credit, subject to standard terms and conditions. However, there can be no assurance that the Company will be successful in extending the line of credit or obtaining substitute financing or in the alternative that the Company will be able to reach agreement with Mr. Osborne on this loan. If the Company is unsuccessful in extending or refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, including a loan from Mr. Osborne, there is substantial doubt about the Company’s ability to continue as a going concern. For more information, see “Item 1A – Risk Factors,” beginning on page 29.

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

On February 13, 2009, Great Plains loaned the Company $600,000 to fund the Company’s ongoing capital requirements. Great Plains is owned by Richard M. Osborne, the Company’s chairman and chief executive officer. The loan is evidenced by a cognovit promissory note (the “Note”). The Note was payable in the amount of $100,000 per month, beginning on May 25, 2009 and bore interest at the rate of 8.0% annually. The Note was revised on May 22, 2009 to a payable on demand note. On July 25, 2009, the Note and interest outstanding on the $600,000 loan from Great Plains were fully paid.

The Company requires substantial capital expenditures to maintain and/or grow production and reserves. We depend on debt or equity financing to pay for exploration and operations. The current economic environment makes it more difficult to obtain debt or equity financing on acceptable terms to address our liquidity issues. Capital may not continue to be available if necessary to meet these continuing costs, or if capital is available, it may not be on terms acceptable to us. The Company’s $9.5 million fully-drawn line of credit with RBS Citizens, N.A. d/b/a Charter One is due on August 1, 2009. The Company is in the process of renegotiating the line of credit with Charter One. The Company is also currently in discussions with Charter One regarding an extension while the terms of the new loan are being negotiated. This line of credit is guaranteed by Mr. Osborne, the Company’s CEO and Chairman of the Board. If the Company, after using its best efforts, is not successful in extending this line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan the Company up to $9.5 million to repay the Charter One line of credit, subject to standard terms and conditions. If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010.

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

On March 25, 2009, the Company received a letter of commitment from the mortgagor which stated that the loan on the Painesville facility will be extended for five years using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Loan documents are still in process. Monthly payments include principal of $10,370 plus interest. The rate on June 30, 2009 was 2.82%.

The Company’s current assets decreased $212,726 or 13.4%, to $1,380,335 at June 30, 2009 from $1,593,061 at December 31, 2008, largely due to the decrease in accounts receivable relating to the lower price of natural gas and lack of funds to cover checks written and held. The Company had no cash available at June 30, 2009.

The Company’s current liabilities decreased $896,277 or 7.5%, to $11,132,946 at June 30, 2009, from $12,029,223 at December 31, 2008. The decrease is largely the result of payment made on outstanding accounts payable partially offset by a new related party loan.

The Company had a negative cash flow from operating activities of $172,201 for the six months ended June 30, 2009 compared to a negative cash flow of $643,499 for the same period in 2008. The negative cash flow for both periods is largely the result of the payment of accounts payable. The negative cash flow in 2008 is larger due to more payments of accounts payable than in 2009.

The Company had a negative cash flow from investing activities of $399,789 for the six months ended June 30, 2009 compared to a negative cash flow of $741,564 for the same period in 2008. The six months ended June 30, 2009 improved from the same period in the prior year due to reduced expenditures for drilling new oil and natural gas wells in 2009, although in 2009, the Company invested more funds than the previous year in Kykuit. Additionally in 2008, the Company received proceeds from the sale of part of its interest in Kykuit.

The Company had a positive cash flow from financing activities of $493,689 for the six months ended June 30, 2009 compared to a positive cash flow of $1,563,772 for the same period in 2008. The positive cash flow for the six months ended June 30, 2009 was largely the result of borrowing on a related party loan. The positive cash flow for the six months ended June 30, 2008 was largely due to the receipt of proceeds from a private stock offering.

The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations

Revenues from Operations

Total revenues from operations and interest income decreased $97,331, or 9.3%, to $943,691 for the three months ended June 30, 2009, compared to $1,041,022 for the same period in 2008. Total revenues from operations and interest income increased $285,188, or 13.6%, to $2,384,050 for the six months ended June 30, 2009, compared to $2,098,862 for the same period in 2008. The three month decrease is due to significantly lower prices for production in 2009. The six month increase is due to increased production from more wells going on line offset by lower prices for production in 2009.

Expenses from Operations

Total operating expenses increased $97,982, or 7.0%, to $1,491,905 for the three months ended June 30, 2009 from $1,393,923 for the same period in 2008. Total operating expenses increased $418,283, or 17.5%, to $2,811,651 for the six months ended June 30, 2009 from $2,393,368 for the same period in 2008. This increase is primarily attributable to a significant increase in depreciation, depletion and amortization expenses compared to the same periods in 2008. Additionally legal and professional expense increased for the three and six months ended June 30, 2009 compared to the same periods in 2008. A larger than expected third party reserve invoice was received. Also expenses to manage the wells were higher in 2009 largely due to increased water hauling and transportation costs.

Interest expense increased $14,492, or 10.4%, to $153,291 for the three months ended June 30, 2009 compared to $138,799 for the same period in 2008. Interest expense increased $281, or 0.1%, to $297,545 for the six months ended June 30, 2009 compared to $297,264 for the same period in 2008. Interest expense was higher for the three months ended June 30, 2009 largely due to the related party loan of $600,000. Interest expense is slightly higher for the six months ended June 30, 2009 largely due to a related party loan offset by lower interest rates than the same period in 2008.

Accretion expense increased $5,594, or 141.4%, to $9,550 for the three months ended June 30, 2009 compared to $3,956 for the same period in 2008. Accretion expense increased $11,624, or 155.5%, to $19,100 for the six months ended June 30, 2009 compared to $7,476 for the same period in 2008. The increase is largely the result of increasing the estimated liability based on recent plugging costs and additional wells drilled.

Oil and natural gas production costs increased $38,541, or 22.9%, to $206,959 for the three months ended June 30, 2009 compared to $168,418 for the same period in 2008. Oil and natural gas production costs increased $25,250, or 8.8%, to $313,102 for the six months ended June 30, 2009 compared to $287,852 for the same period in 2008. The increase is primarily the result of an increase in water hauling and transportation fees in 2009.

Legal and professional fees increased $13,595, or 23.9%, to $70,471 for the three months ended June 30, 2009 compared to $56,876 for the same period in 2008. Legal and professional fees increased $22,425, or 23.1%, $119,532 for the six months ended June 30, 2009 compared to $97,107 for the same period in 2008. The Company paid an invoice for third party reserve calculations that were higher than anticipated resulting in $7,000 of additional expense.

Property taxes and insurance expenses decreased $3,877, or 9.5%, to $36,835 for the three months ended June 30, 2009 compared to $40,712 for the same period in 2008. Property taxes and insurance expenses decreased $7,497, or 9.2%, to $73,806 for the six months ended June 30, 2009 compared to $81,303 for the same period in 2008. Property insurance decreased largely due to the Company reviewing insurance proposals from other insurance companies, consequently changing agents and insurance companies for most of the Company’s insurance needs.

General and administrative expenses increased $19,359, or 9.5%, to $222,806 for the three months ended June 30, 2009 compared to $203,447 for the same period in 2008. General and administrative expenses increased $28,552, or 6.7%, to $451,773 for the six months ended June 30, 2009 compared to $423,221 for the same period in 2008. The increase in general and administrative expenses is largely due to an increase in higher monthly employee medical benefit costs and partially due to director meeting fees in conjunction with the increase in scheduled director meetings.

On June 20, 2008, the Company granted a warrant to purchase 50,000 shares of common stock (the “Warrant”) to Richard M. Osborne in return for Mr. Osborne providing collateral for the Company’s credit facility with RBS Citizens, N.A., d/b/a Charter One. The Warrant has an exercise price of $1.00 per share and a term of five years. The fair value of the warrant was approximately $48,000 at the date of grant, estimated using the Black-Scholes-Merton option pricing model. The Company has not granted any other warrants in 2009.

Loss from unconsolidated affiliate expense decreased $6,767, or 58.0%, to $4,896 for the three months ended June 30, 2009 compared to $11,663 for the same period in 2008. Loss from unconsolidated affiliate expense decreased $8,007, or 41.7%, to $11,193 for the six months ended June 30, 2009 compared to $19,200 for the same period in 2008. Kykuit expenses have been lower in 2009 largely due to fewer employees and their related benefits.

The Company wrote off a receivable of $40,027 for a retail lease in the Painesville facility in the second quarter of 2008 that appeared unlikely the Company would be able to collect. The Company typically writes off a minimal amount of receivables in the self-storage business. For the six months ended June 30, 2009, the Company had $544 in bad debt expense.

The Company classified one well as impaired and therefore, wrote it off as a dry-hole in the second quarter of 2008. The net impairment was $241,600. The Company has not incurred any impairment in 2009.

Depreciation, depletion and amortization expenses increased $344,144, or 83.1%, to $758,386 for the three months ended June 30, 2009 compared to $414,242 for the same period in 2008. Depreciation, depletion and amortization expenses increased $676,025, or 85.2%, to $1,469,232 for the six months ended June 30, 2009 compared to $793,207 for the same period in 2008. The increase is partially related to higher recorded capitalized well costs from additional wells being drilled in late 2008 and related increased production. A significant increase in expense relates to lower reserve calculations at December 31, 2008. Many of the wells had lower reserves due to the degree of costs associated with operating the wells.

Net Loss

The Company had a net loss from operations of $548,214, for the three months ended June 30, 2009 compared to a net loss of $352,901 for same period in 2008. The Company had a net loss from operations of $427,601 for the six months ended June 30, 2009 compared to a net loss of $294,506 for same period in 2008. Although production was higher in 2009 with more wells on line, estimated production pricing was less with new contracts at lower prices. The increase in revenue was largely offset by the increase in depletion from higher capitalized costs of new wells and from lower year-end prices used to calculate reserve estimates.

Net Loss attributable to Non-Controlling Interest

The Company had a net loss attributable to its non-controlling interest in Liberty Self Stor LTD of $23,805 for the three months ended June 30, 2009 and a net loss of $65,353 for the same period in 2008. The Company had a net loss attributable to its non-controlling interest in Liberty Self Stor LTD of $48,479 for the six months ended June 30, 2009 and a net loss of $100,939 for the same period in 2008.  The self storage facility typically has a loss due to its difficulty in renting units that have limited access through the use of an elevator. Overall, for the three and six month periods of 2009 and 2008, the net loss in 2009 was less than 2008, due to a bad debt write-off of $40,027 in 2008, along with $22,359 of higher interest expense offset by $7,649 of lower rental income.

Net Loss attributable to John D. Oil and Gas Company

The Company had a net loss attributable to John D. interests of $524,409 for the three months ended June 30, 2009 compared to a net loss of $287,548 for the same period in 2008. The Company had a net loss attributable to John D. interests of $379,122 for the six months ended June 30, 2009 compared to a net loss of $193,567 for the same period in 2008. This 95.9% increase in net loss for the six months ended is primarily attributable to higher depreciation, depletion and amortization expense partially offset by higher gas production in 2009.

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

Off-Balance Sheet Arrangements

The Company had one off-balance sheet arrangement at June 30, 2009, with respect to its investment in the Kykuit partnership. While the Company is not liable for the contribution obligations of other members of Kykuit Resources, LLC, the Company is investing additional funds since other members are not investing at this time.

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond our control, may include statements about our:

•	our ability to continue as a going concern;

•	business strategy;

•	financial strategy;

•	liquidity and our ability to meet our debt obligations;

•	drilling locations;

•	natural gas and oil reserves;

•	realized natural gas and oil prices;

•	production volumes;

•	lease operating expenses, general and administrative expenses and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  Risk Factors

The Company has no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2008, filed on Form 10-K with the SEC on April 9, 2009, with the exception of risk factors related to the Company’s ability to continue as a going concern or obtain financing, meet its cash commitments, or repay or refinance its maturing debt.

In the event we are unable to extend or refinance our line of credit or obtain additional financing, we may not be able to continue as a going concern.

At June 30, 2009, our outstanding debt totaled over $11.3 million, including a $9.5 million line of credit with Charter One. The line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. Our line of credit matured on August 1, 2009. We do not have the available cash to repay the line of credit. If we are unsuccessful in extending or refinancing the line of credit or if we are unsuccessful in obtaining substitute financing, including a loan from Mr. Osborne, there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a going concern, your investment in the Company could become devalued or even worthless.

If we are unable to extend or refinance our existing debt or obtain financing in the amounts and on terms acceptable to us or we are unable to meet our future cash commitments, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment.

We require substantial capital expenditures to maintain and/or grow oil and gas production and reserves. To date, we have been dependent on debt financing to meet our cash requirements and have incurred losses totaling approximately $2.1 million for the year ended December 31, 2008, our third consecutive year of net losses. As of December 31, 2008, we reported negative net working capital. We do not expect to be profitable in 2009. For the six months ended June 30, 2009, we reported a comprehensive loss of approximately $290,000. As of June 30, 2009, we had no available cash. We can provide no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	drilling and completion costs for further wells increase beyond our expectations;
•	market prices for our production decline beyond our expectations;
•	production levels do not meet our expectations; or
•	we encounter greater costs associated with general and administrative expenses.

The occurrence of any of these events could adversely affect our ability to meet our business plans.

At December 31, 2008, our outstanding debt totaled over $10.7 million, including our $9.5 million fully-drawn line of credit with Charter One. At June 30, 2009, our outstanding debt totaled over $11.3 million, including the $9.5 million line of credit. The line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. Our line of credit matured on August 1, 2009. The Company does not have the available cash to repay the line of credit at this time. As previously disclosed, if we, after using our best efforts, are not successful in extending the line of credit or obtaining substitute financing, then Mr. Osborne has committed to loan us up to $9.5 million to repay the line of credit, subject to standard terms and conditions. If this occurs, principal payments to Mr. Osborne would begin on or after January 1, 2010. However, there can be no assurance that we will be successful in extending the line of credit or obtaining substitute financing or in the alternative that we will be able to reach agreement with Mr. Osborne on this loan.

We depend on debt or equity financing to pay for our exploration and operations. The current economic environment makes it more difficult to obtain equity financing on acceptable terms to address our liquidity issues. Capital may not continue to be available if necessary to meet these continuing costs, or if capital is available that it will be on terms acceptable to us. In addition, we may not be able to meet our future cash commitments.

If we are unable to obtaining financing in the amounts and on terms acceptable to us or if we are unable to meet our future cash commitments, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment. In addition, if we are unsuccessful in extending the line of credit or obtaining substitute financing or in the alternative if we are unable to reach agreement with Mr. Osborne on a loan, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment.

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2009, the Company held its Annual Meeting of Stockholders. Each of the following directors was elected to serve as a director until the 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified pursuant to the vote of the Company’s stockholders:

	For	Withheld
Steven A. Calabrese	6,505,242	31,412
Terence P. Coyne	6,505,242	31,412
Richard T. Flenner Jr.	6,505,242	31,412
Mark D. Grossi	6,431,173	105,481
Marc C. Krantz	6,437,018	99,636
Gregory J. Osborne	6,430,843	105,811
Richard M. Osborne	6,427,913	108,741
James R. Smail	6,436,403	100,251
Thomas J. Smith	6,437,173	99,481

Broker non-votes were zero.

A second proposal before the stockholders was to approve amendments to and the restatement of the Company’s 1999 Stock Option Plan.  Stockholders voted 5,341,026 for; 249,495 against; 20,636 abstained and 925,497 were broker non-votes.

Total shares voted equaled 6,536,654.

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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: August 14, 2009
Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: August 14, 2009
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)