Form 10-Q
period 2009-09-30
JOHN D. OIL & GAS CO
filed 2009-11-16
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 13, 2009 was 9,067,090 shares.
Except as otherwise indicated, the information contained in this Report is as of September 30, 2009.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$21,526	$78,301
Accounts Receivable	26,607	40,879
Accounts Receivable from Related Parties	462,108	1,417,679
Other Current Assets	12,202	56,202

Total Current Assets	522,443	1,593,061

Property and Equipment, Net	10,565,332	12,173,673
Investment in Unconsolidated Affiliate	1,209,694	989,258
Other Assets	5,806	60,624

TOTAL ASSETS	$12,303,275	$14,816,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$9,497,024	$9,500,000
Current Maturities of Long Term Debt	1,165,914	100,504
Accounts Payable	440,013	1,332,504
Accounts Payable to Related Parties	42,815	697,377
Accrued Expenses	151,036	398,838

Total Current Liabilities	11,296,802	12,029,223

Long Term Debt, Net of Current Maturities	—	1,159,567
Asset Retirement Obligation	677,170	644,517
Commitments and Contingencies	—	—

Shareholders’ Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock — $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,272,102	30,268,691
Accumulated Deficit	(29,159,826)	(28,428,470)
Accumulated Other Comprehensive Loss	—	(133,880)

Total John D. Oil and Gas Company shareholder’s equity	1,121,344	1,715,409
Non-Controlling Interest	(792,041)	(732,100)

Total Shareholders’ Equity	329,303	983,309

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,303,275	$14,816,616

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Oil and Natural Gas Sales	$757,798	$1,210,158	$2,975,892	$3,147,411
Self-Storage Operation Revenues	81,787	77,107	247,737	235,407
Interest and Other	2	4	8	3,313

Total Revenues	839,587	1,287,269	3,223,637	3,386,131

Operating Expenses
Interest	92,631	138,281	390,176	435,545
Accretion	9,552	15,476	28,653	22,952
Oil and Natural Gas Production Costs	154,732	161,906	467,834	449,758
Self-Storage Property Operating Expense	29,466	25,237	85,290	82,775
Legal and Professional Fees	117,684	60,073	237,217	157,180
Property Taxes and Insurance	32,304	39,841	106,110	121,144
General and Administrative	149,000	221,105	600,773	644,325
Warrant	—	—	—	47,573
Loss from Unconsolidated Affiliate	3,406	5,031	14,599	24,231
Bad Debt	1,384	723	1,927	40,750
Impairments	—	—	—	241,600
Depreciation, Depletion and Amortization	532,346	432,727	2,001,577	1,225,935

Total Operating Expenses	1,122,505	1,100,400	3,934,156	3,493,768

Net Income (Loss)	(282,918)	186,869	(710,519)	(107,637)
Net Loss attributable to Non-controlling Interest	(11,462)	(31,608)	(59,941)	(132,547)

Net Income (Loss) attributable to John D. Oil and Gas Company	$(271,456)	$218,477	$(650,578)	$24,910

Other Comprehensive Income (Loss):
Change in Fair Value of Cash Flow Hedge	43,809	(13,062)	133,880	(16,480)

Comprehensive Income (Loss)	$(227,647)	$205,415	$(516,698)	$8,430

Weighted Average Shares Outstanding — Basic	9,067,090	9,019,015	9,067,090	9,019,015

Weighted Average Shares Outstanding — Diluted	9,067,090	10,022,485	9,067,090	9,019,015

Income per Common Share — Basic	$(0.03)	$0.02	$(0.08)	$(0.02)

Income per Common Share — Diluted	$(0.03)	$0.02	$(0.08)	$(0.02)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Nine Months Ended September 30, 2009 and 2008

					Accumulated
					Other	Non-
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Stock	Stock	Capital	Deficit	Income (Loss)	Interest	Total

Balance at December 31, 2007 (audited)	$—	$9,019	$28,871,616	$(26,303,290)	$—	$(561,533)	$2,015,812

Preferred Stock Issued in Private Placement, Net of Offering Costs	1		1,332,503				1,332,504
Restricted Common Stock Award			3,411				3,411
Dividends Declared				(57,918)			(57,918)
Director Warrant Issued			47,573				47,573
Net Income (Loss)				24,910		(132,547)	(107,637)
Change in Fair Value of Cash Flow Hedge					(16,480)		(16,480)

Balance at September 30, 2008 (unaudited)	$1	$9,019	$30,255,103	$(26,336,298)	$(16,480)	$(694,080)	$3,217,265

Balance at December 31, 2008 ( audited)	$1	$9,067	$30,268,691	$(28,428,470)	$(133,880)	$(732,100)	$983,309

Restricted Common Stock Award			3,411				3,411
Dividends Declared				(80,778)			(80,778)
Net Loss				(650,578)		(59,941)	(710,519)
Change in Fair Value of Cash Flow Hedge					133,880		133,880

Balance at September 30, 2009 (unaudited)	$1	$9,067	$30,272,102	$(29,159,826)	$—	$(792,041)	$329,303

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss) attributable to John D. Oil and Gas Company	$(650,578)	$24,910
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities
Accretion	28,653	22,952
Loss from Unconsolidated Affiliate	14,599	24,231
Bad Debt	1,927	40,750
Impairments	—	241,600
Depreciation, Depletion and Amortization	2,001,577	1,225,935
Net Loss attributable to Non-controlling interest	(59,941)	(132,547)
Gain on Sale of Equipment	—	(199)
Restricted Common Stock Award	3,411	3,411
Director Warrant Issued	—	47,573
Changes in Operating Assets and Liabilities:
Accounts Receivable	971,603	7,918
Other Current Assets	44,000	200,486
Other Assets	54,818	(7,105)
Accounts Payable	(1,547,053)	(1,810,369)
Accrued Expenses	(109,922)	(22,776)

Net Cash Provided By (Used In) Operating Activities	753,094	(133,230)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	—	(1,437)
Proceeds from Sale of Equipment	—	830
Proceeds from Sale of Interest in Unconsolidated Affiliate	—	731,747
Expenditures for Unconsolidated Affiliate	(235,035)	(145,272)
Expenditures for Oil and Natural Gas Wells	(396,923)	(1,590,659)

Net Cash Used In Investing Activities	(631,958)	(1,004,791)

Cash Flows from Financing Activities:
Proceeds from Preferred Stock Private Placement	—	1,332,504
Dividends Paid to Preferred Stockholders	(80,778)	(30,696)
Proceeds from Related Party Note Payable	600,000	500,000
Principal Payments on Related Party Debt	(600,000)	(500,000)
Principal Payments on Long Term Debt	(97,133)	(93,379)

Net Cash Provided By (Used In) Financing Activities	(177,911)	1,208,429

Net Increase (Decrease) in Cash	(56,775)	70,408
Cash, Beginning of Period	78,301	30,479

Cash, End of Period	$21,526	$100,887

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$369,175	$432,087

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
Of lesser significance, the Company still retains one self storage facility located in Painesville, Ohio from the partnership with Liberty Self-Stor, Ltd., an Ohio limited liability company (“the Ohio LLC”) with LSS I Limited Parntership (“LSS I”) being the sole member of the Ohio LLC. Due to the losses incurred by the self-storage facilities, current and previously owned, the initial investment by the minority interest was reduced to a receivable and previously written off. The Company may, if business and time warrant, sell the Painesville facility in the future.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2009 and the results of its operations and cash flows for the three and nine months ended September 30, 2009 and 2008. Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to the September 30, 2009 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.
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
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. At September 30, 2009, the Company’s outstanding debt was approximately $10.7 million, including a $9.5 million line of credit with RBS Citizens, N.A., d/b/a Charter One that matured on August 1, 2009. As described more fully below, Charter One received a judgment in its favor against the Company and others related to the $9.5 million line of credit. The Company does not have the available cash to repay the line of credit. Also, as described more fully below, the holder of the $1.2 million mortgage on the Painesville self-storage facility gave formal notice of certain defaults on August 24, 2009. The mortgage became accelerated and fully due and payable. LSS I, the owner of the Painesville self-storage facility, of which the Company has a 29.9% minority interest, does not have the available cash to repay the mortgage.

This line of credit is guaranteed by Richard M. Osborne, the Company’s Chairman of the Board and Chief Executive Officer. As of November 1, 2009, the Company was current with its interest payments on the line of credit. During July and August of 2009, the Company had been in discussions with Charter One to extend the line of credit prior to its August 1, 2009 maturity date. Pursuant to a written letter dated July 23, 2009, Charter One had been willing to give the Company a ninety day extension if the Company agreed to certain conditions, including the payment of an extension fee and an increase of the current interest rate by 200 basis points. The Company had not agreed to these conditions but discussions with Charter One regarding an extension of the maturity of the line of credit continued.
On August 20, 2009, the Company received a declaration of default with respect to the line of credit under the Loan and Security Agreement, as amended, dated March 28, 2008, by and among the Company, Richard M. Osborne and Charter One (the “Loan Agreement”). The notice of default demanded immediate payment of all amounts outstanding under the Loan Agreement.
In addition, on August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust (of which Mr. Osborne is the sole trustee), jointly and severally, for the amount of $9.5 million plus interest as of August 14, 2009 in the amount of $7,026, plus interest at the rate of $543 per diem from August 14, 2009, plus late charges in the amount of $475,842 as of August 14, 2009, plus attorneys’ fees, costs and other amounts payable under the Loan Agreement. Additional information is available in the Company’s Form 8-K, dated August 20, 2009, and filed with the SEC on August 26, 2009.
Charter One also received a judgment in its favor against Great Plains Exploration, LLC, Oz Gas, Ltd. and Richard M. Osborne, jointly and severally, for the amount of $21,211,495, plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under those loan agreements. Great Plains Exploration, LLC and OzGas, Ltd are companies owned or controlled by Mr. Osborne. The Company has an agreement, dated January 1, 2006, with Great Plains Exploration, LLC for well operations and to sell natural gas and oil production net of pipeline transportation costs.
Additionally, LSS I received a letter dated August 24, 2009 from First Merit Bank, N.A., the holder of the $1.2 million mortgage on the Painesville self-storage property in which the Company has 29.9% minority interest. The letter from First Merit Bank, N.A. constituted formal notice to LSS I that, pursuant to cross-default provisions contained in the mortgage documents, certain defaults, including defaults under Mr. Osborne’s debt with First Merit and the Charter One judgments discussed above, must be cured within five days or the mortgage would become accelerated, without further notice or demand, and fully due and payable. LSS I has been current with its payments on the mortgage. LSS I is still negotiating with First Merit but does not have the available cash to repay the mortgage. If the defaults with the First Merit mortgage are not cured, the Company could lose its investment in LSS I including the Painesville property.
The Company is still negotiating with Charter One with respect to the $9.5 million line of credit. However, if the Company is unsuccessful in refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.
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
Accounts Receivable
The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio. At September 30, 2009 and December 31, 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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
Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company is involved in exploratory drilling only to the extent that it is a partner of Kykuit Resources LLC (“Kykuit”), which is doing exploratory drilling in Montana. The Company is an owner and managing member of Kykuit, an unconsolidated affiliate.

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
Asset Retirement Obligation
The Company accounts for its asset retirement obligations in accordance with GAAP which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted over the estimated life of the well.
The following table presents the Company’s asset retirement obligation activity for the nine months ended September 30:

	2009	2008

Asset retirement obligations, beginning of the period	$674,517	$241,777
Liabilities incurred during the period	—	71,982
Revisions in estimated cash flows	—	117,961
Liabilities settled during the period	(26,000)	(35,000)
Accretion expense	28,653	22,952

Asset retirement obligations, end of the period	677,170	419,672

Less current liabilities	—	30,000

Asset retirement obligations, net of current maturities	$677,170	$389,672

At September 30, 2009 and December 31, 2008, the Company’s current portion of the asset retirement obligations was $0 and $30,000, respectively and is included in accrued expenses. The Company plugged two wells during the nine months ended September 30, 2009.
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
The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019. Total lease revenue related to these leases was $48,214 and $43,924 for the three months and $147,483 and $129,073 for the nine months ended September 30, 2009 and 2008, respectively. Revenue is higher in 2009 due to a new renter moving in and renewal of some leases at higher rates. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
Future minimum lease revenue from operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending September 30 and thereafter are as follows:

2010	$181,722
2011	84,912
2012	78,322
2013	67,836
2014	54,039
Thereafter	223,910

$690,741

Comprehensive Income
The Company accounts for its comprehensive income in accordance with GAAP which requires disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as changes in shareholders’ equity from non-owner sources and, for the Company, includes gains and losses recognized on derivative instruments accounted for as cash flow hedges.
Stock-Based Compensation
The “First Amendment to the Company’s 1999 Stock Option and Award Plan” was filed as Exhibit 10.2 to the Company’s Form 10-K, filed on April 9, 2009. The amendment was filed in order to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the U.S. Department of Treasury regulations and other interpretive guidance issued.
On June 16, 2009 at the Company’s Annual Meeting, of the stockholders who voted, 81.7% voted to approve amendments to the stock option plan. The plan was extended another ten years.
As of September 30, 2008, 25,000 stock options of the 300,000 that may be granted were outstanding. No stock options were outstanding as of September 30, 2009. Stock options totaling 10,000 were terminated in the third quarter of 2008 and 25,000 were terminated in the second quarter of 2009 when the employees were no longer employed by the Company. Additionally the former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011. The compensation expense recorded for the restricted shares for the three months ended September 30, 2009 and 2008 was $1,137 and for the nine months ended September 30, 2009 and 2008 was $3,411.
Non-Controlling Interests
The Company adopted the new accounting standard related to non-controlling interests in the consolidated financial statements beginning January 1, 2009. This standard requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. In addition, the standard establishes disclosure requirements, including new financial statement captions that clearly distinguish between controlling and non-controlling interests. As a result, the Company has reclassified financial statement line items within the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Shareholders’ Equity and Cash flows.

The Company still retains one self storage facility located in Painesville, Ohio from the partnership with Liberty Self-Stor, Ltd., an Ohio limited liability company (“the Ohio LLC”) with LSS I Limited Partnership (“LSS I”) being the sole member of the Ohio LLC. The members of the Ohio LLC consist of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne. Each member of the Ohio LLC exchanged their membership interests for Class A limited partnership interests in LSS I, a Delaware limited partnership, resulting in LSS I being the sole member of the Ohio LLC.
The Company has a 29.9% minority interest in LSS I. Due to the losses incurred by the self-storage facilities, current and previously owned, the initial investment by the minority interest was reduced to a receivable and previously written off in 2006.
Principles of Consolidation
Pursuant to the terms of the partnership agreement of LSS I, the Company, as sole general partner, controls LSS I. Accordingly, the Company accounts for its investment in LSS I utilizing the consolidation method. The investment in an unconsolidated affiliate, Kykuit, is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.
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
The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of September 30, 2009 or December 31, 2008, or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.
The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions in which we operate, although no material change to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.
Fair Value of Financial Instruments
The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and debt. Cash, accounts receivable and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its debt at September 30, 2009 and December 31, 2008.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
GAAP establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.
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
The tables below set forth the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at September 30, 2009
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Interest rate swap	$0	$0	$0

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Interest rate swap	$0	$(133,880)	$0
The Company’s derivative financial instrument is an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.

Recently Issued Accounting Pronouncements
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”) or (“ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and other related accounting literature have been superseded by the Codification. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. The FASB will not issue new standards in the form of Statements, FASB Staff Position, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. This Codification is effective for financial statements issued for reporting periods that ended after September 15, 2009. At this time the Company has decided to present new accounting pronouncements with no standard references.
Oil and Gas Reporting
In December 2008, the SEC released a final rule, “Modernization of Oil and Gas Reporting,” which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. In addition, the final rule includes the requirements to report the independence and qualifications of the reserve preparer or auditor; file a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and to disclose the development of any proved undeveloped reserves (PUDs), including the total quantity of PUDs at year-end, material changes to PUDs during the year, investments and progress toward the development of PUDs and an explanation of the reasons why material concentrations of PUDs have remained undeveloped for five years or more after disclosure as PUDs. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently evaluating what impact this final rule may have on its financial position, results of operations or cash flows.
Effective upon its issuance in September 2009, the Company adopted an accounting standards update on “Extractive Activities — Oil and Gas”. This accounting standards update represents a technical correction to an existing SEC Observer comment regarding “Accounting for Gas-Balancing Arrangements”. The adoption of this accounting standard update did not have a material impact on the Company’s financial statements.
Other-Than-Temporary Impairments
In April 2009, a new accounting standard was issued regarding the recognition of other-than-temporary impairments of investments in debt securities, as well as financial statement presentation and disclosure requirements, for when to recognize a write-down through earnings versus other comprehensive income. The standard was effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events
In May 2009, a new accounting standard was issued that required companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some unrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
Consolidation of Variable Interest Entities
In June 2009, a new accounting standard was issued in order to change financial reporting by enterprises involved with variable interest entities (“VIEs”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the requirements of this standard and have not determined the impact, if any, that adoption will have on its financial position, results of operations or cash flows.
Measuring Liabilities at Fair Value
In August 2009, a new accounting standard was issued concerning measuring liabilities at fair value. The new standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on the financial statements.

Note 2. Property and Equipment
Property and equipment consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$15,031,111	$13,859,634
Unproved Properties	2,878,236	3,652,790
Well Material Inventory	122,502	122,502
Accumulated Depletion	(9,002,218)	(7,103,584)

Total Oil and Natural Gas Properties	9,029,631	10,531,342
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,357,822	2,357,822
Furniture and Equipment	175,077	199,657
Accumulated Depreciation	(1,304,978)	(1,222,928)

Total Other Property and Equipment	1,535,701	1,642,331

Property and Equipment, Net	$10,565,332	$12,173,673

Note 3. Investment in Unconsolidated Affiliate
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit, which is accounted for using the equity method of accounting. The Company had an 18.8% ownership in Kykuit at December 31, 2008. Some of the Kykuit partners have opted out of further cash investments increasing the Company’s ownership percentage at September 30, 2009 to 19.67%. During the third quarter of 2009, the Company did not invest any cash into Kykuit. For the nine months ended September 30, 2009, the Company made cash investments totaling $393,260 to Kykuit, including accounts payable of $158,225. The investment by the Company in this venture is $1,209,694 which includes a cumulative net book loss of $72,044 at September 30, 2009. The following table displays the unaudited balance sheets of Kykuit at September 30, 2009 and December 31, 2008 and the unaudited statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively.
Kykuit Resources LLC
Balance Sheet

	September 30, 2009	December 31, 2008
Current Assets	$175	$210,978
Unproved Leaseholds and Development Costs	7,093,373	6,320,929
Furniture and Fixtures, Net of Depreciation	34,591	37,155
Other Assets	26,343	33,111

	$7,154,482	$6,602,173

Current Liabilities	$901,890	$1,129,350
Paid in Capital	6,514,863	5,658,891
Accumulated Deficit	(262,271)	(186,068)

	$7,154,482	$6,602,173

Kykuit Resources LLC
Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total Revenues	$—	$—	$—	$—
Total Expenses	16,892	39,911	76,203	96,290

Net Loss	$(16,892)	$(39,911)	$(76,203)	$(96,290)

Subsequent to September 30, 2009, additional funds have been invested in Kykuit totaling $71,812 through November 13, 2009.
Note 4. Line of Credit and Long-Term Debt
The Company’s line of credit with RBS Citizens, N.A., d/b/a Charter One was fully drawn for $9.5 million at September 30, 2009 at a rate of 2.06%. The Company’s $9.5 million line of credit matured on August 1, 2009. As described more fully in “Basis of Presentation” in Note 1 to the Company’s Unaudited Consolidated Financial Statements, Charter One received a judgment in its favor against the Company and others related to the $9.5 million line of credit. The Company does not have the available cash to repay the line of credit.
The Company entered into an interest rate swap agreement for a cash flow hedge with RBS Citizens, N.A., d/b/a Charter One to mitigate its exposure to fluctuations in interest rates. The swap began on May 1, 2008 and ended on August 3, 2009 in connection with the $9.5 million loan. The value of the swap at September 30, 2009 was $0. The estimated fair value of the swap at December 31, 2008 was $133,880, a liability, which is included in accrued expenses.
The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, which matured on March 30, 2009. On March 25, 2009, the LSS I received a letter of commitment from the mortgagor which stated that the loan on the Painesville facility will be extended for five years using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The principal amount of the loan as of September 30, 2009 and December 31, 2008 was $1,165,914 and $1,260,071, respectively. The rate on September 30, 2009 was 2.76%. Also, as more fully described in “Basis of Presentation” in Note 1 to the Company’s Unaudited Consolidated Financial Statements, the holder of the $1.2 million mortgage on the Painesville facility gave formal notice of certain defaults on August 24, 2009. The mortgage became accelerated and fully due and payable. LSS I, the owner of the Painesville facility, of which the Company has a 29.9% minority interest, does not have the available cash to repay the mortgage.
Additional information is available in the “Basis of Presentation” in Note 1 to the Company’s Unaudited Consolidated Financial Statements and the Company’s Form 8-K filed with the SEC on August 26, 2009.
Interest expense on debt instruments was $89,343 and $134,971 for the three months ended September 30, 2009 and 2008, respectively. Interest expense for the nine months ended September 30, 2009 and 2008, was $368,740 and $426,646, respectively.
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

Interest expense on related party notes payable was $3,288 and $3,310 for the three months ended September 30, 2009 and 2008, respectively. Interest expense on related party notes payable for the nine months ended September 30, 2009 and 2008 was $21,436 and $8,899, respectively.
Note 6. Earnings Per Share
Basic income per share of common stock is determined by dividing net income less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.
The stock options, restricted stock awards, Class A Limited Partnership conversion and warrants for the three months ended September 30, 2009 and nine months ended September 30, 2009 and 2008 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.
The following listed items were dilutive for the three months ended September 30, 2008:

2008
Weighted average number of common shares outstanding used in basic earnings per common share calculation	9,019,015
Dilutive effect of stock options	15,750
Dilutive effect of vested restricted stock awards	8,902
Dilutive effect of Class A Limited Partnership interests	978,818

Weighted average number of common shares outstanding adjusted for effect of dilutive options, restricted stock awards and Class A convertible stock used in diluted EPS calculation	10,022,485

Income less declared dividends	$191,255

Basic and Diluted:
Earnings per common share, net	$0.02

The Company paid no cash distributions to its common stockholders for the three and nine months ended September 30, 2009 and 2008. However, the Company declared $27,222 in preferred stock dividends at 8% per annum for the three months ended September 30, 2009 and 2008. The Company declared $80,778 and $57,918 in preferred stock dividends at 8% per annum for the nine months ended September 30, 2009 and 2008, respectively. The Company paid $80,778 and $30,696 in preferred stock dividends for the nine months ended September 30, 2009 and 2008, respectively.
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
The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on March 31, 2012 for $2,000 per month. Rent expense totaled $6,000 and $4,050 for the three months ending September 30, 2009 and 2008, respectively. Rent expense totaled $16,050 and $12,150 for the nine months ending September 30, 2009 and 2008, respectively and is included in general and administrative expenses.
Effective January 1, 2006, the Company entered into a contract with Great Plains, which is wholly owned by Mr. Osborne, for well operations and to sell natural gas and oil production net of pipeline transportation costs. Additionally, the Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company until August 26, 2009.
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

	September 30, 2009	December 31, 2008
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC	$440,530	$1,386,668
J.R. Smail, Inc.	13,219	30,442
Various Related Companies	8,359	569

	$462,108	$1,417,679

Accounts Payable:
Great Plains Exploration, LLC	$42,698	$696,114
Liberty Self Stor II	117	1,263

	$42,815	$697,377

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Capitalized Costs for Well Property and Equipment:
Great Plains Exploration, LLC.	$93,765	$35,730	$170,410	$726,698
J.R. Smail, Inc.	—	—	—	7,296
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs:
Great Plains Exploration, LLC.	$740,828	$1,166,190	$2,892,705	$2,817,012
J. R. Smail, Inc.	16,970	43,968	53,076	147,748
Operating expenses
Well Management, Water Hauling and Service Rig:
Great Plains Exploration, LLC.	$136,798	$107,287	$391,560	$329,890
J. R. Smail, Inc.	5,434	10,126	13,917	32,808
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company had an 18.8% ownership in Kykuit at December 31, 2008. Some of the Kykuit partners have opted out of further cash investments increasing the Company’s ownership percentage at September 30, 2009 to 19.67%. During the third quarter of 2009, the Company did not invest any cash into Kykuit. For the nine months ended September 30, 2009, the Company made cash investments totaling $393,260 to Kykuit, including accounts payable of $158,225. The investment by the Company in this venture is $1,209,694 which includes a cumulative net book loss of $72,044 at September 30, 2009. Additional information is disclosed in Note 3 to these financial statements.
Richard M. Osborne, the Company’s Chairman and Chief Executive Officer, and Energy West Incorporated, a publicly-held public utility company of which Richard Osborne is the chairman and a significant stockholder, own interests in Kykuit.
Marc C. Krantz, a director and secretary of the Company until August 26, 2009, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.
Note 9. Subsequent Events
The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009. Subsequent to September 30, 2009, additional funds have been invested in Kykuit totaling $71,812 through November 13, 2009.
Note 10. Financial Information Relating to Industry Segments
The Company reports operating segments and reportable segments by business activity according to GAAP for disclosure about segments of an enterprise and related information. The Company includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.

The Company’s operations are classified into two principal industry segments. The following tables present the three and nine months ended September 30, 2009 and 2008.

	Oil and Gas	Self-Storage
Three Months ended September 30, 2009	Production	Facilities	Total
Revenues from external customers	$757,798	$81,787	$839,585
Interest revenue	2	—	2

Total Revenue	757,800	81,787	839,587

Interest Expense	82,799	9,832	92,631
Accretion Expense	9,552	—	9,552
Property Operating Costs	154,732	29,466	184,198
Other Operating expenses	271,545	27,443	298,988
Loss from Unconsolidated Affiliate	3,406	—	3,406
Bad Debt	—	1,384	1,384
Depreciation, depletion and amortization	502,333	30,013	532,346

Total Operating Expenses	1,024,367	98,138	1,122,505

Net Loss	$(266,567)	$(16,351)	$(282,918)

Property and Equipment additions	$232,169	$—	$232,169

	Oil and Gas	Self-Storage
Three Months ended September 30, 2008	Production	Facilities	Total
Revenues from external customers	$1,210,158	$77,107	$1,287,265
Interest revenue	4	—	4

Total Revenue	1,210,162	77,107	1,287,269

Interest expense	121,252	17,029	138,281
Accretion expense	15,476	—	15,476
Property Operating Costs	161,906	25,237	187,143
Other Operating expenses	270,701	50,318	321,019
Loss from Unconsolidated Affiliate	5,031	—	5,031
Bad Debt	—	723	723
Depreciation, depletion and amortization	402,483	30,244	432,727

Total Operating Expenses	976,849	123,551	1,100,400

Net Income (Loss)	$233,313	$(46,444)	$186,869

Property and Equipment additions	$153,185	$—	$153,185

	Oil and Gas	Self-Storage
Nine Months ended September 30, 2009	Production	Facilities	Total
Revenues from external customers	$2,975,892	$247,737	$3,223,629
Interest revenue	8	—	8

Total Revenue	2,975,900	247,737	3,223,637

Interest expense	362,670	27,506	390,176
Accretion expense	28,653	—	28,653
Property Operating Costs	467,834	85,290	553,124
Other Operating expenses	815,618	128,482	944,100
Loss from Unconsolidated Affiliate	14,599	—	14,599
Bad Debt	—	1,927	1,927
Depreciation, depletion and amortization	1,911,539	90,038	2,001,577

Total Operating Expenses	3,600,913	333,243	3,934,156

Net Loss	$(625,013)	$(85,506)	$(710,519)

Property and Equipment additions	$396,923	$—	$396,923

Total Assets	$10,826,077	$1,477,198	$12,303,275

	Oil and Gas	Self-Storage
Nine Months ended September 30, 2008	Production	Facilities	Total
Revenues from external customers	$3,147,411	$235,407	$3,382,818
Interest and other revenue	3,313	—	3,313

Total Revenue	3,150,724	235,407	3,386,131

Interest expense	378,484	57,061	435,545
Accretion expense	22,952	—	22,952
Property Operating Costs	449,758	82,775	532,533
Other Operating expenses	815,884	154,338	970,222
Loss from Unconsolidated Affiliate	24,231	—	24,231
Bad Debt	—	40,750	40,750
Impairments	241,600	—	241,600
Depreciation, depletion and amortization	1,135,014	90,921	1,225,935

Total Operating Expenses	3,067,923	425,845	3,493,768

Net Income (Loss)	$82,801	$(190,438)	$(107,637)

Property and Equipment additions	$1,592,096	$—	$1,592,096

Total Assets	$13,671,227	$1,602,165	$15,273,392

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company entered into the business of extracting and producing oil and natural gas products during 2006. The Company currently has two segments: one that is drilling and operating oil and natural gas wells in Northeast Ohio and one composed of the remaining self-storage facility located in Painesville, Ohio. The Company cannot guarantee success under our business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.

Although the Company had planned to stop drilling in 2009, an additional well was drilled in the third quarter. The well was drilled as the Company believed that the property would increase its reserve base. The decline in the current market price of natural gas severely affects the viability of any future drilling because our lower cash flow makes it economically difficult to incur the high costs of drilling a well.
As previously disclosed in the Notes to Unaudited Consolidated Financial Statements, on August 20, 2009, Charter One, the Company’s lender on its $9.5 million line of credit, received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the line of credit. On August 24, 2009, the Company received a letter from First Merit Bank, N.A., the holder of the $1.2 million mortgage on the Painesville self-storage property in which the Company has a 29.9% minority interest. The letter constituted formal notice to LSS I that, pursuant to certain cross-default provisions, certain defaults, including Mr. Osborne’s debt with First Merit and the Charter One judgments, must be curred within five days or the mortgage would become accelerated, without further notice or demand, and fully due and payable.
The Company is still in discussions with Charter One and First Merit. The Company does not have the available cash to repay the line of credit and LSS I does not have the available cash to repay the mortgage. If the defaults with respect to the First Merit mortgage are not cured, the Company could lose its investment in LSS I, including the Painesville property. If the Company is unsuccessful in refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern. For more information, see “Item 1A — Risk Factors” beginning on Page 28.
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
The Company requires substantial capital expenditures to maintain and/or grow production and reserves. We depend on debt or equity financing to pay for exploration and operations. The current economic environment makes it more difficult to obtain debt or equity financing on acceptable terms to address our liquidity issues. Capital may not continue to be available if necessary to meet these continuing costs, or if capital is available, it may not be on terms acceptable to us. The Company’s $9.5 million fully-drawn line of credit with RBS Citizens, N.A. d/b/a Charter One matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne trust, jointly and severally for $9.5 million plus interest and late charges. If the Company is unsuccessful in refinancing the line of credit or if it is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.

Additionally, the Company received a letter dated August 24, 2009 from First Merit Bank, N.A., the holder of the $1.2 million mortgage on the Painesville self-storage property in which the Company has 29.9% minority interest. The letter from First Merit Bank, N.A. constituted formal notice to LSS I that, pursuant to cross-default provisions contained in the mortgage documents, certain defaults, including defaults under Mr. Osborne’s debt with First Merit and the Charter One judgment discussed above, must be cured within five days or the mortgage would become accelerated, without further notice or demand, and fully due and payable. LSS I had been current with its payments on the mortgage. However, LSS I does not have the available cash to repay the mortgage.
The Company is still negotiating with Charter One and First Merit. However, if the defaults with the first Merit mortgage are not cured, the Company could lose its investment in LSS I, including the Painesville property. If the Company is unsuccessful in refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.
The Company’s current assets decreased $1,070,618 to $522,443 at September 30, 2009 from $1,593,061 at December 31, 2008, largely due to the decrease in accounts receivable relating to the lower price of natural gas and the receipt of advance funds from Great Plains Exploration toward production receivables.
The Company’s current liabilities decreased $732,421, to $11,296,802 at September 30, 2009, from $12,029,223 at December 31, 2008. The decrease is largely the result of payment made on outstanding accounts payable and an accounts payable payment on a related party loan.
The Company had a positive cash flow from operating activities of $753,094 for the nine months ended September 30, 2009 compared to a negative cash flow of $133,230 for the same period in 2008. The positive cash flow in 2009 is largely due to the receipt of advance funds from Great Plains Exploration toward production receivables and fewer accounts payable being paid in 2009 than in 2008. The negative cash flow in 2008 is due to the significant amount of accounts payable paid.
The Company had a negative cash flow from investing activities of $631,958 for the nine months ended September 30, 2009 compared to a negative cash flow of $1,004,791 for the same period in 2008. The nine months ended September 30, 2009 improved from the same period in the prior year due to reduced expenditures related to drilling oil and natural gas wells, although in 2009, the Company invested more funds than the previous year in Kykuit. Additionally in 2008, the Company received proceeds from the sale of part of its interest in Kykuit.
The Company had a negative cash flow from financing activities of $177,911 for the nine months ended September 30, 2009 compared to a positive cash flow of $1,208,429 for the same period in 2008. The negative cash flow for the nine months ended September 30, 2009 was due to payment of quarterly preferred dividends and principal for long-term debt. The positive cash flow for the nine months ended September 30, 2008 was largely due to the receipt of proceeds from a private stock offering.
The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations
Revenues from Operations
Total revenues from operations and interest income decreased $447,682, or 34.8%, to $839,587 for the three months ended September 30, 2009, compared to $1,287,269 for the same period in 2008. Total revenues from operations and interest income decreased $162,494, or 4.8%, to $3,223,637 for the nine months ended September 30, 2009, compared to $3,386,131 for the same period in 2008. The three month decrease is due to significantly lower prices for production in 2009. The nine month decrease is due to lower prices for production in 2009 offset partially by increased production from more wells going on line.
Expenses from Operations
Total operating expenses increased $22,105, or 2.0%, to $1,122,505 for the three months ended September 30, 2009 from $1,100,400 for the same period in 2008. Total operating expenses increased $440,388, or 12.6%, to $3,934,156 for the nine months ended September 30, 2009 from $3,493,768 for the same period in 2008. This increase is primarily attributable to a significant increase in depreciation, depletion and amortization expenses compared to the same periods in 2008. Additionally legal and professional expense increased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to the payment to Charter One of $50,000 for a third party to review the books and operations of the Company as part of the line of credit loan negotiations.
Interest expense decreased $45,650, or 33.0%, to $92,631 for the three months ended September 30, 2009 compared to $138,281 for the same period in 2008. Interest expense decreased $45,369, or 10.4%, to $390,176 for the nine months ended September 30, 2009 compared to $435,545 for the same period in 2008. Interest expense was lower for the three months and nine months ended September 30, 2009 largely due to the maturity of the swap agreement in August 2009.
Accretion expense decreased $5,924, or 38.3%, to $9,552 for the three months ended September 30, 2009 compared to $15,476 for the same period in 2008. Accretion expense increased $5,701, or 24.8%, to $28,653 for the nine months ended September 30, 2009 compared to $22,952 for the same period in 2008. The three month decrease and the nine month increase is partially due to the timing of new wells going on line and wells being plugged during the year.
Oil and natural gas production costs decreased $7,174, or 4.4%, to $154,732 for the three months ended September 30, 2009 compared to $161,906 for the same period in 2008. Oil and natural gas production costs increased $18,076, or 4.0%, to $467,834 for the nine months ended September 30, 2009 compared to $449,758 for the same period in 2008. The increase for the nine months is primarily the result of an increase in water hauling and transportation fees in 2009 compared to 2008.
Legal and professional fees increased $57,611, or 95.9%, to $117,684 for the three months ended September 30, 2009 compared to $60,073 for the same period in 2008. Legal and professional fees increased $80,037, or 50.9%, $237,217 for the nine months ended September 30, 2009 compared to $157,180 for the same period in 2008. The increase is largely due to the payment to Charter One of $50,000 for a third party to review the books and operations of the Company as part of the line of credit loan negotiations.
Property taxes and insurance expenses decreased $7,537, or 18.9%, to $32,304 for the three months ended September 30, 2009 compared to $39,841 for the same period in 2008. Property taxes and insurance expenses decreased $15,034, or 12.4%, to $106,110 for the nine months ended September 30, 2009 compared to $121,144 for the same period in 2008. Property insurance decreased largely due to the Company reviewing insurance proposals from other insurance companies, consequently changing agents and insurance companies for most of the Company’s insurance needs.

General and administrative expenses decreased $72,105, or 32.6%, to $149,000 for the three months ended September 30, 2009 compared to $221,105 for the same period in 2008. General and administrative expenses decreased $43,552, or 6.8%, to $600,773 for the nine months ended September 30, 2009 compared to $644,325 for the same period in 2008. The decrease in general and administrative expenses is largely due to a decrease in employees, although corporate office rent, training and travel expense and advertising increased.
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
Loss from unconsolidated affiliate expense decreased $1,625, or 32.3%, to $3,406 for the three months ended September 30, 2009 compared to $5,031 for the same period in 2008. Loss from unconsolidated affiliate expense decreased $9,632, or 39.8%, to $14,599 for the nine months ended September 30, 2009 compared to $24,231 for the same period in 2008. Kykuit expenses have been lower in 2009 largely due to fewer employees and their related benefits.
Bad debt expense for the three months ended September 30, 2009 was $1,384 compared to $723 for the same period in 2008. For the nine months ended September 30, 2009, the Company had $1,927 in bad debt expense compared to $40,750 for the same period in 2008. The Company wrote off a receivable of $40,027 for a retail lease in the Painesville facility in the second quarter of 2008 that appeared unlikely the Company would be able to collect. The Company typically writes off a minimal amount of receivables in the self-storage business.
The Company classified one well as impaired and therefore, wrote it off as a dry-hole in the second quarter of 2008. The net impairment was $241,600. The Company has not incurred any impairment in 2009.
Depreciation, depletion and amortization expenses increased $99,619, or 23.0%, to $532,346 for the three months ended September 30, 2009 compared to $432,727 for the same period in 2008. Depreciation, depletion and amortization expenses increased $775,642, or 63.3%, to $2,001,577 for the nine months ended September 30, 2009 compared to $1,225,935 for the same period in 2008. The increase is partially related to higher recorded capitalized well costs from additional wells being drilled in late 2008 and related increased production. A significant increase in expense relates to lower reserve calculations at December 31, 2008. Many of the wells had lower reserves due to the degree of costs associated with operating the wells.
Net Loss
The Company had a net loss from operations of $283,541, for the three months ended September 30, 2009 compared to net income of $186,869 for same period in 2008. The Company had a net loss from operations of $710,519 for the nine months ended September 30, 2009 compared to a net loss of $107,637 for same period in 2008. Although production quantities were higher in 2009 with more wells on line, net income decreased because of lower prices for production and increased depreciation, depletion and amortizations.
Net Loss attributable to Non-Controlling Interest
The Company had a net loss attributable to its non-controlling interest in LSS I of $11,462 for the three months ended September 30, 2009 and a net loss of $31,608 for the same period in 2008. The Company had a net loss attributable to its non-controlling interest in LSS I of $59,941 for the nine months ended September 30, 2009 and a net loss of $132,547 for the same period in 2008. The self storage facility typically has a loss due to its difficulty in renting units that have limited access through the use of an elevator. Overall, for the three and nine month periods of 2009 and 2008, the net loss in 2009 was less than 2008. In 2008 the Company had a bad debt write-off of $40,027, $29,554 of higher interest expense, $25,726 of additional payroll expense, only slightly offset by $12,330 of lower rental revenue. The Company reduced staff in the third quarter of 2009 to lower expenses.

Net Loss attributable to John D. Oil and Gas Company
The Company had a net loss attributable to John D. interests of $272,079 for the three months ended September 30, 2009 compared to net income of $218,477 for the same period in 2008. The Company had a net loss attributable to John D. interests of $650,578 for the nine months ended September 30, 2009 compared to net income of $24,910 for the same period in 2008. The decrease in net income for the three months ended is primarily due to the drop in the natural gas market affecting our revenues. The increase in net loss for the nine months ended is primarily attributable to higher depreciation, depletion and amortization expense.
Interest Rate Risk
Interest rate risk is the risk that interest rates will increase, which will result in an increase in the Company’s interest expense on its variable rate loans.
The loan on the Painesville facility and the Charter One line of credit, totaling approximately $10.7 million, are tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $107,000 on an annual basis. The Company’s line of credit was previously fixed through the use of an interest rate swap until August 2009 which had minimized the risk. However if interest rates increase, the Company’s results of operations may be materially and adversely affected.
Off-Balance Sheet Arrangements
The Company had one off-balance sheet arrangement at September 30, 2009, with respect to its investment in Kykuit. While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since other members are not investing at this time.
Forward-Looking Statements
Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond our control, may include statements about our:
•	our ability to continue as a going concern;

•	liquidity and our ability to meet our debt obligations;

•	business strategy;

•	financial strategy;

•	drilling locations;

•	natural gas and oil reserves;

•	realized natural gas and oil prices;

•	production volumes;

•	lease operating expenses, general and administrative expenses and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2009, the Company’s management under the supervision of and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

Item 1A.	Risk Factors
The Company has no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2008, filed on Form 10-K with the SEC on April 9, 2009, with the exception of the risk factors below related to the Company’s ability to continue as a going concern or obtain financing, meet its cash commitments, or repay or refinance its debt.
In the event we are unable to refinance our line of credit or obtain additional financing, we may not be able to continue as a going concern.

At September 30, 2009, our outstanding debt was approximately $10.7 million, including a $9.5 million line of credit with Charter One. The line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. Our line of credit matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the line of credit. We do not have the available cash to repay the line of credit. If we are unsuccessful in refinancing the line of credit or if we are unsuccessful in obtaining substitute financing, there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a going concern, your investment in the Company could become devalued or even worthless.
In the event that LSS I is unable to cure the defaults with respect to the First Merit mortgage or obtain substitute financing, we may lose our investment in LSS I, including the Painesville property.
At September 30, 2009, LSS I had a $1.2 million mortgage outstanding on the Painesville self-storage facility. On August 24, 2009, the Company received a letter from First Merit Bank, N.A., the holder of the $1.2 million mortgage on the Painesville self-storage property in which the Company has a 29.9% minority interest. The letter constituted formal notice to LSS I that, pursuant to certain cross-default provisions, certain defaults, including Mr. Osborne’s debt with First Merit and the Charter One judgments, must be cured within five days or the mortgage would become accelerated, without further notice or demand, and fully due and payable. LSS I does not have the available cash to repay the First Merit mortgage. If the defaults with respect to the First Merit mortgage are not cured, the Company could lose its investment in LSS I, including the Painesville property.
If we are unable to refinance our existing debt or obtain financing in the amounts and on terms acceptable to us or we are unable to meet our future cash commitments, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment.
We require substantial capital expenditures to maintain and/or grow oil and gas production and reserves. To date, we have been dependent on debt financing to meet our cash requirements and have incurred losses totaling approximately $2.1 million for the year ended December 31, 2008, our third consecutive year of net losses. As of December 31, 2008, we reported negative net working capital. We do not expect to be profitable in 2009. For the nine months ended September 30, 2009, we reported a net loss of $710,519. We can provide no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
•	drilling and completion costs for further wells increase beyond our expectations;

•	market prices for our production decline beyond our expectations;

•	production levels do not meet our expectations; or

•	we encounter greater costs associated with general and administrative expenses.
The occurrence of any of these events could adversely affect our ability to meet our business plans.
At September 30, 2009 and December 31, 2008, our outstanding debt was approximately $10.7 million, including our $9.5 million fully-drawn line of credit with Charter One. The line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. Our line of credit matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the line of credit. We do not have the available cash to repay the line of credit.

We depend on debt or equity financing to pay for our exploration and operations. The current economic environment makes it more difficult to obtain equity financing on acceptable terms to address our liquidity issues. Capital may not be available if necessary to meet these continuing costs, or if capital is available that it will be on terms acceptable to us. In addition, we may not be able to meet our future cash commitments.
If we are unable to obtain financing in the amounts and on terms acceptable to us or if we are unable to meet our future cash commitments, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment. In addition, if we are unsuccessful in refinancing the line of credit or obtaining substitute financing, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment.

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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: November 13, 2009

Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: November 13, 2009

C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)