Form 10-K
period 2009-12-31
JOHN D. OIL & GAS CO
filed 2010-03-29
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

On March 18, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $427,644 computed as the average bid and asked price of $.08 per share times the total shares held by non-affiliates of 5,345,549.  The Registrant had 9,067,090 shares of common stock outstanding on March 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2010 are incorporated by reference into Part III of this 10-K.

JOHN D. OIL AND GAS COMPANY
INDEX TO ANNUAL REPORT
ON FORM 10-K

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

Proved reserves.  Proved natural gas and oil reserves are the estimated quantities of natural gas, natural gas liquids and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices based on the average of the first day of each month in the previous year and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions.

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

The Company was originally a self-storage company from 1999 to 2005 when it sold all but two of its facilities.  By May 2007, one self-storage facility in Painesville remained which generated revenue through self-storage rentals and retail leases. In 2006, the Company entered into the business of extracting and producing oil and natural gas products, drilling oil and natural gas wells in Northeast Ohio.  The Company currently has fifty-eight producing wells.  The Company cannot guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.

Oil and Natural Gas Overview.

The Company had redirected its efforts to oil and natural gas exploration to increase cash flow and enhance shareholder value.  At December 31, 2009, the Company had fifty-eight wells in production.  The Company’s wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of joint interest wells.

We are also an owner and the managing member of Kykuit Resources, LLC (“Kykuit”), which leases natural gas and oil rights to 203,842 net acres located in the Montana Breaks area of Montana.  The partnership has drilled eight wells which have not shown any production to date.

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

On the state level, significant change in the Ohio oil and natural gas industry occurred in September 2004.  House bill 278 became the effective law of Ohio, which recognizes the Ohio Division of Mineral Resources Management, or “DMRM,” as the sole and exclusive authority to regulate the permitting, location and spacing of oil and gas wells.  The result was the effective elimination of township and municipal regulation that significantly disrupted new oil and natural gas development.  The change streamlines previously cumbersome permitting and regulation imposed by townships and municipalities, since a centralized agency, the DMRM now handles all permitting and enforces the laws regulating drilling and producing activities.

Self-Storage Overview.

As of December 31, 2009, the Company owned and operated one self-storage facility which includes retail and office space located in Painesville, Ohio.  The Painesville self-storage facility was acquired in October of 2000 with 31,660 of rentable square footage situated on 3.20 acres including 363 units with outside space available for parking vehicles.  The self-storage units are inside and difficult to rent due to limited accessibility by using an elevator or stairs.  In addition, the Painesville building facility has 21,985 square feet of office and retail space to lease.

The self-storage facility is operated through a partnership agreement between Liberty Self-Stor Ltd. (“Ltd”) and John D. Oil and Gas Company.  Ltd has a 70.1% equity interest and the Company has a 29.9% equity interest in the operating partnership of LSS I Limited Partnership (“LSS I”).  The members of Ltd consist of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, a director and the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.  These members have Class A limited partnership interests that are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor.   The current exchange factor is .1377148 of a share for each unit. LSS I’s losses reduced the initial investment to a receivable and therefore the Company wrote-off the minority interest in 2006 as it was deemed not to be collectible.

Investment Policy.

Management, in its sole discretion, may change or modify the Company’s investment objective.  The Company is taxed as a C Corp.

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

Subsequent Events.

As previously disclosed, on August 20, 2009, RBS Citizens, N.A., d/b/a Charter One (“Charter One”), the holder of the Company’s $9.5 million line of credit, received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the line of credit.  Charter One has requested that the court appoint a receiver for the Company.  A hearing on the appointment of a receiver for the Company is currently scheduled for April 16, 2010.

During the month of February 2010, LSS I received a letter from the Lake County Board of Revision and Lake County Auditor reducing the taxable values on two parcels at the Painesville facility from 2006 through 2009.  The Company will record approximately $157,000 of other income in 2010 from the receipt of a cash refund and reduction in accrued real estate taxes.

Principal Offices.

The Company’s principal executive offices are located at 8500 Station Street, Suite 345, Mentor, Ohio 44060 and its telephone number is 440-255-6325.

Federal Income Tax.

Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.

Employees.

The Company currently employs six full-time and one part-time employee.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company considers its employee relations to be excellent.

Item 1A.  Risk Factors

Risks Related to Our Oil and Natural Gas Business

The report of our independent registered public accounting firm questions our ability to continue as a going concern.

Our independent auditors have indicated in their audit report for the year ended December 31, 2009 in an explanatory paragraph that, due to our recurring losses and our outstanding debt of $10.6 million that is currently due and in default, there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.  See Note 2 - Going Concern of the Company’s Consolidated Financial Statements for more information.  If the Company is unable to continue as a going concern you will lose your investment.

In the event we are unable to refinance our line of credit which is currently due and in default or obtain substitute financing, we may not be able to continue as a going concern.

At December 31, 2009, our outstanding debt totaled over $10.6 million, including a $9.5 million line of credit with Charter One.  The line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board.  Our line of credit matured on August 1, 2009.  On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the line of credit.  We do not have the available cash to repay the line of credit.  If we are unsuccessful in refinancing the line of credit or if we are unsuccessful in obtaining substitute financing, there is substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If we cannot continue as a going concern, your investment in the Company could become devalued or even worthless.

Charter One, the holder of the Company’s $9.5 million line of credit, has requested that a receiver be appointed for the Company.

Charter One has requested that the court appoint a receiver for the Company and a hearing on the appointment of a receiver is currently scheduled for April 16, 2010.  If a receiver is appointed, the receiver would oversee the Company’s operations and assets.

In the event that LSS I is unable to cure the defaults with respect to the First Merit mortgage or obtain substitute financing, we may lose our investment in LSS I, including the Painesville property.

At December 31, 2009, LSS I had a $1.1 million mortgage outstanding on the Painesville self-storage facility.  On August 24, 2009, the Company received a letter from First Merit Bank, N.A., the holder of the $1.2 million mortgage on the Painesville self-storage property in which the Company has a 29.9% interest.  The letter constituted formal notice to LSS I that, pursuant to certain cross-default provisions, certain defaults, including Mr. Osborne’s debt with First Merit and the Charter One judgments, must be cured within five days or the mortgage would become accelerated, without further notice or demand, and fully due and payable.  LSS I does not have the available cash to repay the First Merit mortgage.  If the defaults with respect to the First Merit mortgage are not cured, the Company could lose its investment in LSS I, including the Painesville property.

If we are unable to refinance our existing debt or obtain financing in the amounts and on terms acceptable to us or we are unable to meet our future cash commitments, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment.

In addition, we require substantial capital expenditures to maintain and/or grow oil and gas production and reserves.  To date, we have been dependent on debt financing to meet our cash requirements and have incurred losses totaling approximately $2.7 million for the year ended December 31, 2009, our fourth consecutive year of net losses.  As of December 31, 2009, we reported negative net working capital.  We do not expect to be profitable in 2010.  We can provide no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that:

•	drilling and completion costs for further wells increase beyond our expectations;
•	market prices for our production decline beyond our expectations;
•	production levels do not meet our expectations; or
•	we encounter greater costs associated with general and administrative expenses.

The occurrence of any of these events could adversely affect our ability to meet our business plans.

At December 31, 2009 and December 31, 2008, our outstanding debt totaled over $10.6 million, including our $9.5 million line of credit with Charter One.  The line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board.  Our line of credit matured on August 1, 2009.  On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the line of credit.  We do not have the available cash to repay the line of credit.

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

We had a material weakness in our internal control over financial reporting and therefore, we may not be able to accurately report our financial results or prevent fraud.

In our annual report on Form 10-K, we are required to furnish a report by our management on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting was effective.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our size and staff limitations have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within the internal control system.  At times, we have one person responsible for processing transactions and reporting them.  This lack of segregation of duties led our management to conclude that as of December 31, 2009:

•	our internal controls over financial reporting were not effective, and
•
our disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act are recorded, processed and reported as and when required.

Our failure to maintain effective internal controls could harm our operating results or cause us to fail to meet certain reporting obligations.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock.

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

This report contains estimates of our proved reserves and the estimated future net revenue from our proved reserves.  Determining these estimates is a complex process with estimates based upon various assumptions relating to review and decisions about engineering and geological data for each well. These estimates are particularly sensitive to lower market prices which tend to reduce reserves since average or lower producing wells may not produce enough to offset the expenses needed to operate the wells.  At December 31, 2009 and 2008, the Company was significantly affected by lower market prices and showed higher depletion expense than in prior years.

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

We have an agreement with Great Plains Exploration, LLC (“Great Plains”) to manage our oil and natural gas operations.  Great Plains is owned by Richard M. Osborne, our Chairman and CEO.  Great Plains assists in the drilling process, tends our wells, transports our natural gas and purchases and resells our production as well.  On August 20, 2009,  Charter One received a judgment in its favor against Great Plains, Oz Gas, Ltd. and Mr. Osborne, jointly and severally, for the amount of $21.2 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under those loan agreements.  Charter One has asked for the appointment of a receiver for Great Plains and the hearing is currently scheduled for March 25, 2010.  If Great Plains fails to provide us with these services, or if the timeliness and quality of Great Plains’ services are not adequate, our business would be negatively impacted.

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

Richard M. Osborne, our Chairman and CEO, and Thomas J. Smith, former president and a current board member, own or control an aggregate 41.0% of our outstanding shares, or 52.3% if their partnership units in LSS I were converted into shares.  Accordingly, management possesses a near controlling vote on all matters submitted to a vote of our shareholders and has the ability to elect all members of our board of directors and to control our management and affairs.  This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.

Our management team is subject to various conflicts of interest.

Great Plains, a company owned by Richard M. Osborne, our Chairman and CEO, manages our oil and natural gas business and purchases all of our natural gas production.  Great Plains loaned the Company $600,000 in the first quarter of 2009 which was repaid in the third quarter of 2009 to fund the Company’s ongoing capital requirements.  We lease our executive offices from OsAir, Inc., a company owned by Mr. Osborne.  Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., which makes trucks available for short-term rental to the public at our self-storage facility and also provides other merchandise at this facility.

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

Oil and Natural Gas Wells

At December 31, 2009, the Company had fifty-eight wells in production.  The wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of wells in which we own a joint interest.  All of our wells are located in Northeast Ohio.  Reports were filed in 2009 to federal authorities providing total proved net oil and natural gas reserves and production, although no reports were filed in 2008.

The following table presents the net oil and natural gas production, net sales, average sale price and average unit costs per mcfe for the periods indicated:

	2009	2008
Net Production
Natural Gas (mcf)	698,731	515,106
Oil (bbl)	9,186	9,685
Natural Gas Equivalent (mcfe)	753,847	573,216

Net Sales
Natural Gas	$3,348,750	$3,915,208
Oil	362,918	652,879
Total Sales	$3,711,668	$4,568,087

Average Sale Price
Natural Gas (mcf)	$4.79	$7.60
Oil (bbl)	$39.51	$67.41
Natural Gas Equivalent (mcfe)	$4.92	$7.97

Average Unit Costs per mcfe
Well operating expenses	$687,182	$575,675
Average Cost/mcfe	$0.91	$1.00

Estimated Proved Reserves.  The preparation of our natural gas and oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review.

The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States, based on reserve reports prepared by Schlumberger Data and Consulting Services in 2009 and Wright & Company, Inc. in 2008.  The reserves calculated at December 31, 2009 were impacted by lower pricing as was true in the prior year.  Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period.  The prices for 2009 used in the above table were $3.867 per MMBTU and $61.18 per BBL.  The prices used for 2008 were based on the spot price at December 31, 2008 of $5.710 per MMBTU and $44.60 per BBL.  Additionally production was up in 2009 with 5 wells going online in 2009 and one very strong producing well in late 2008.

The technical person responsible for review of our reserve estimates at Schlumberger Data and Consulting Services and Wright & Company, Inc. meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Neither of these firms own an interest in our properties or is employed on a contingent fee basis. The Schlumberger report was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

	2009		2008
	Natural Gas	Oil	Natural Gas	Oil
	(MCF)	(BBLs)	(MCF)	(BBLs)
Proved developed and undeveloped reserves:
Beginning of year	2,146,600	17,500	2,646,000	37,300

Revision of previous estimates, extensions and other additions	792,000	17,600	(699,900)	(13,900)
Net reserve additions	272,900	2,900	715,600	3,800
Production	(698,700)	(9,200)	(515,100)	(9,700)
End of year	2,512,800	28,800	2,146,600	17,500

Proved developed reserves:
Beginning of year	2,146,600	17,500	2,646,000	37,300
End of year	2,512,800	28,800	2,146,600	17,500

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
	2009		2008
	Gross	Net	Gross	Net
Productive Wells:
Operated	53	51	49	47
Non-Operated Properties	5	2	5	2
Total	58	53	54	49

Drilling Activity. The Company began its drilling activity in 2006, concentrating its efforts on development properties.  The following table presents information relating to wells completed during the periods indicated:

	2009		2008
	Gross	Net	Gross	Net
Gross wells:
Productive	4	4	12	12
Dry	1	1	1	1
Total	5	5	13	13

The Company’s drilling activity significantly declined in 2009 due to less available cash.  The Company anticipates a continued slowing of its drilling program in 2010.  The decline in the current market price severely affects the viability of drilling, and our lower cash flow makes it economically difficult to incur the high costs of drilling a well.

Developed and Undeveloped Acreage. The following presents information relating to developed and undeveloped acreage that the Company currently has leased.  Developed are those properties that are currently drilled and undeveloped acreage relates to lease acres on which wells have not been drilled or completed.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area:
Ohio	2,806	2,806	2,914	2,914

Present Activities. As of December 31, 2009, the Company’s drilling activities have become minimal until it has cash flow to handle the drilling costs.

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

Item 3.  Legal Proceedings.

On August 20, 2009, the Company received a declaration of default with respect to the $9.5 million line of credit under the Loan and Security Agreement, as amended, dated March 28, 2008, by and among the Company, Richard M. Osborne and Charter One (the “Loan Agreement”).  The notice of default demanded immediate payment of all amounts outstanding under the Loan Agreement.

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

The Loan Agreement is guaranteed by Richard M. Osborne, the Company’s Chairman of the Board and Chief Executive Officer.  As of December 31, 2009, the Company was current with its interest payments on the line of credit.

The Company is still negotiating with Charter One with respect to the $9.5 million line of credit.  However, if the Company is unsuccessful in refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.

In addition, Charter One has asked the court to appoint a receiver for the Company.  A hearing is currently scheduled for April 16, 2010.

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

2009	HIGH	LOW
First Quarter	$0.40	$0.15
Second Quarter	0.20	0.10
Third Quarter	0.20	0.05
Fourth Quarter	0.18	0.07

2008	HIGH	LOW
First Quarter	$0.89	$0.57
Second Quarter	1.50	0.57
Third Quarter	1.10	0.60
Fourth Quarter	0.85	0.17

Holders.  As of February 22, 2010, the Company’s shares of common stock were held of record by approximately 1,622 shareholders.  We estimate that an additional 700 stockholders own stock in their accounts at brokerage firms and other financial institutions.

Dividends. The Company paid no cash distributions to its stockholders during 2009 and 2008.  However, the Company declared and paid $108,000 and $85,140 in preferred stock dividends for the year ended December 31, 2009 and 2008, respectively.  The Company is restricted by its loan agreement with RBS Citizens d/b/a Charter One from paying dividends on its common stock or making cash distributions to its stockholders and from paying dividends in excess of those regularly accruing on not more than two million dollars of preferred stock.

Issuance of Common Stock.  In December of 2008, the Board of Directors of the Company granted each of its five outside board members 9,615 shares of common stock valued at $0.26 per share.  The total shares awarded of 48,075 were issued as partial compensation for their board participation in 2008.  The Company did not issue common stock to its directors during 2009.

Issuance of Preferred Stock.  The Company sold an aggregate of 1,350 shares of its Series A Convertible Preferred Shares in a private placement to a total of nine accredited investors during the first six months of 2008.  All Series A Preferred Shares were sold at a price of $1,000 per share for a total of $1,350,000 with no underwriting discounts or commissions, as no underwriters were used to facilitate the transactions.  The Company did not issue Preferred Shares during 2009.

Warrant to Purchase Stock.  On June 20, 2008, the Company granted a warrant to purchase 50,000 shares of common stock to Richard M. Osborne in return for Mr. Osborne providing collateral for the Company’s credit facility with Charter One.

Purchases of Common Stock.  The Company did not purchase any shares of its common stock in 2009 or 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. is a corporation organized under the laws of the State of Maryland.

The Company was originally a self-storage company from 1999 to 2005 when it sold all but two of its facilities.  By May 2007, one self-storage facility in Painesville remained which generates revenue through self-storage rentals and retail leases. In 2006, the Company entered into the business of extracting and producing oil and natural gas products, drilling oil and natural gas wells in Northeast Ohio.  The Company currently has two segments: one composed of the remaining self-storage facility located in Painesville, Ohio and one that is drilling oil and natural gas wells in Northeast Ohio.

The Company anticipates continuing to slow its drilling program in 2010.  The decline in the current market price severely affects the viability of our drilling because our lower cash flow makes it economically difficult to incur the high costs of drilling a well.  The Company cannot guarantee success under our business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.

The Company recorded a loss on its books of $588,309 to the Kykuit equity investment.  This loss represents an 85% impairment of the exploratory wells on Kykuit’s books with the Company’s partnership percentage applied before tax.  The Company believes that the Kykuit investment may be profitable, and it could recoup this write-down.

The Company has been and still is in the process of attempting to renegotiate its $9.5 million and in default line of credit for the Charter One loan that matured August 1, 2009.  However, as discussed in “Legal Proceedings” in this Form 10-K and in Note 5 “Line of Credit and Long Term Debt” to the Consolidated Financial Statements, Charter One has received a judgment against the Company.

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

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms.  The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them.  In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables.  The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio.  At December 31, 2009 and 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

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

Asset Impairment

The Company reviews its self-storage property and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable.  When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties.  If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized.  The Company wrote off the costs related to one well amounting to $145,444 in 2009 and two wells amounting to $491,224 in 2008.

Asset Retirement Obligation

The Company accounts for its asset retirement obligations in accordance with generally accepted accounting principles in the United States of America (“GAAP”) which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells.  The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset.  The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted over the estimated life of the well.  The current portion of the asset retirement obligation as of December 31, 2009 and 2008, was $0 and $30,000, respectively and is included in accrued expenses.  The Company plugged two wells during 2009 and four wells during 2008.

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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects.  The Company has no unrecognized tax benefits and therefore, there was no effect on the Company’s effective tax rate.  Any tax penalties or interest expense will be recognized in income tax expense.  No interest and penalties were accrued as of December 31, 2009 or 2008, or paid during the periods then ended.  The Company does not anticipate a significant change over the next twelve months to any tax liability.

The Company is open to federal and state tax audits until the applicable statute of limitations expire.  There are currently no federal or state income tax examinations underway for the Company.  The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.  The Company does, however, have prior year net operating losses which remain open for examination.

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

The Company’s $9.5 million line of credit with Charter One matured on August 1, 2009.  On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally for $9.5 million plus interest and late charges.  If the Company is unsuccessful in refinancing the line of credit or if it is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern. Charter One has requested that the court appoint a receiver for the Company.  A hearing on the appointment of a receiver is currently scheduled for April 16, 2010.

Additionally, the Company received a letter dated August 24, 2009 from First Merit Bank, N.A., the holder of the $1.2 million mortgage on the Painesville self-storage property owned by LSS I in which the Company has 29.9% minority interest.  The letter from First Merit Bank, N.A. constituted formal notice to LSS I that, pursuant to cross-default provisions contained in the mortgage documents, certain defaults, including defaults under Mr. Osborne’s debt with First Merit and the Charter One judgment discussed above, must be cured within five days or the mortgage would become accelerated, without further notice or demand, and fully due and payable.  LSS I had been current with its payments on the mortgage.  However, LSS I does not have the available cash to repay the mortgage.

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

The Company’s current assets decreased $1,030,934 or 64.7%, to $562,127 at December 31, 2009 from $1,593,061 at December 31, 2008.  Current assets at December 31, 2009 were lower than at December 31, 2008 largely due to the decrease in accounts receivable from related parties which was affected by the lower pricing of natural gas and oil production in 2009 and the receipt of advance funds from Great Plains toward production receivables.

The Company’s current liabilities decreased $767,247, or 6.4% to $11,261,976 at December 31, 2009, from $12,029,223 at December 31, 2008.  The decrease is largely the result of payment of outstanding accounts payable.

The Company had a positive cash flow from operating activities of $865,896 for the year ended December 31, 2009 compared to a positive cash flow of $1,920,860 for the year ended December 31, 2008. The decrease in cash flow provided by operating activities was largely due to payment of outstanding accounts payable.

The Company had a negative cash flow from investing activities of $696,252 for the year ended December 31, 2009 compared to a negative cash flow of $2,994,016 for the year ended December 31, 2008. The year ended 2008 was higher due to higher expenditures for drilling new oil and natural gas wells.

The Company had a negative cash flow from financing activities of $225,873 for the year ended December 31, 2009 compared to a positive cash flow of $1,120,978 for the year ended December 31, 2008.  The positive cash flow for the year ended December 31, 2008 was largely due to the receipt of proceeds from a private stock offering.

The following table sets forth the maturity dates and the total of the Company’s long-term debt and line of credit as of December 31, 2009, as well as future commitments under the Company’s office space lease.
	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	Total
Long-Term Debt	$1,145,174	$-	$-	$1,145,174
Line of Credit	9,497,024	-	-	9,497,024
Operating Lease*	24,000	30,000	-	54,000

Total Contractual Cash Obligations	$10,666,198	$30,000	$-	$10,696,198

*The operating lease for office space is leased from OsAir, Inc., a company owned by Mr. Osborne.  The lease was extended for a three year term on March 26, 2009 at $2,000 per month from $1,350 per month, through April 1, 2012, which is reflected in the above table.

The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations

Revenues from Operations

Total revenues from operations decreased $838,268, or 17.2%, to $4,045,245 for the year ended December 31, 2009, compared to $4,883,513 for the same period in 2008.  Although the Company has contracts for prices higher than the current market, the current contracts are lower than the previous year’s contracts.  Therefore, the decrease is due to lower prices for natural gas and oil production in 2009 offset partially by increased production from more wells going on line.

Expenses from Operations

Total operating expenses decreased $352,630, or 5.0%, to $6,741,490 for the year ended December 31, 2009 from $7,094,120 for the same period in 2008.  This decrease is primarily attributable to a decrease in depreciation, depletion and amortization and impairment expenses compared to the same period in 2008.  Additionally interest expense decreased with the swap maturing and lower interest rates in 2009 than 2008, as well as, salary expense decreasing in general and administrative expenses due to staff reductions in 2009.  These decreases were partially offset by increased legal and professional expense in 2009 compared to 2008 due to the payment to Charter One of $50,000 for a third party to review the books and operations of the Company and legal fees as part of the line of credit loan negotiations.  Also, the loss for the unconsolidated affiliate, Kykuit, included a write-down on the equity investment of $588,309.

Interest expense decreased $133,396, or 22.9%, to $448,558 for the year ended December 31, 2009 compared to $581,954 for the same period in 2008.  Interest expense was lower in 2009 partially due to the maturity of the swap agreement in August 2009 and lower interest rates in 2009 compared to 2008.

Accretion expense for the year ended December 31, 2009 was $45,905 compared to $44,742 for the same period in 2008.

Oil and natural gas production costs increased $111,507, or 19.4%, to $687,182 for the year ended December 31, 2009 compared to $575,675 for the same period in 2008.  The increase is primarily the result of an increase in water hauling and payment of county production taxes in 2009 compared to 2008.

Legal and professional fees increased $122,912, or 50.2%, to $367,854 for the year ended December 31, 2009 compared to $244,942 for the same period in 2008. The increase is partially due to the payment to Charter One of $50,000 for a third party to review the books and operations of the Company as part of the line of credit loan audit and partially due to additional legal expenses relating to the Charter One loan negotiations.

Property taxes and insurance expenses decreased $22,109, or 13.9%, to $137,492 for the year ended December 31, 2009 compared to $159,601 for the same period in 2008.  While property taxes increased, insurance expense decreased when the Company did not renew its Directors and Officers insurance plan in 2009.

General and administrative expenses decreased $122,754, or 13.9%, to $762,982 for the year ended December 31, 2009 compared to $885,736 for the same period in 2008. The decrease in general and administrative expenses is largely due to a decrease in employees, although corporate office rent, meals and entertainment and travel expense increased slightly.

On June 20, 2008, the Company granted a warrant to purchase 50,000 shares of common stock (the “Warrant”) to Richard M. Osborne in return for Mr. Osborne providing collateral for the Company’s credit facility with Charter One.  The Warrant has an exercise price of $1.00 per share and a term of five years.  The fair value of the warrant was approximately $48,000 at the date of grant, estimated using the Black-Scholes-Merton option pricing model. The Company has not granted any other warrants during 2009.

Loss from unconsolidated affiliate expense increased $621,793 to $650,420 for the year ended December 31, 2009 compared to $28,627 for the same period in 2008.  Kykuit expenses increased $33,484 largely due to expensing expired leases in Montana.  The remainder of the increase was due to recording a loss on the investment of $588,309.

Bad debt expense for the year ended December 31, 2009 was $2,157 compared to $43,517 for the same period in 2008.  The Company typically writes off a minimal amount of receivables in the self-storage business.  However, the Company wrote off a receivable of $40,027 for a retail lease in the Painesville facility in the second quarter of 2008 that appeared unlikely the Company would be able to collect.

Impairment and dry well costs from operations for the year ended December 31, 2009 was $145,444 compared to $491,224 for the same period in 2008.  The Company wrote off the costs related to one well amounting to $145,444 in 2009 and two wells amounting to $491,224 in 2008.  Impairments and dry wells could happen in future years, particularly in an aggressive drilling program or when market prices of production is very low, as is the current case.

Depreciation, depletion and amortization expenses decreased $493,744, or 12.7%, to $3,381,114 for the year ended December 31, 2009 compared to $3,874,858 for the same period in 2008.  The decrease is partially the result of new increased reserve remaining life information calculated by a third party petroleum engineer.

Net Loss

The Company had a net loss from operations of $2,696,245, for the year ended December 31, 2009 compared to a net loss of $2,210,607 for the same period in 2008. Although production quantities were higher in 2009 with more wells on line, the net loss increased partially due to lower prices for production and partially due to the decrease in the value of the Kykuit investment.

Net Loss attributable to Non-Controlling Interest

The Company had a net loss attributable to its non-controlling interest in LSS I of $81,544 for the year ended December 31, 2009 and a net loss of $170,567 for the same period in 2008.  The self storage facility typically has a loss due to its difficulty in renting units that have limited access through the use of an elevator.  In 2008 the Company had a bad debt write-off of $40,027.  In 2009, the Company increased revenue by approximately $21,000 with new retail renters and renewed lease contracts.  Additionally the Company reduced staff, lowering payroll expense by approximately $46,000.  Lower interest rates on the First Merit Loan decreased interest expense by $38,000, only slightly offsetting the lower expenses were $19,000 of higher legal expenses relating to the Charter One loan negotiations.

Net Loss attributable to John D. Oil and Gas Company

The Company had a net loss attributable to John D. interests of $2,614,701 for the year ended December 31, 2009 compared to a net loss of $2,040,040 for the same period in 2008.  The net loss for both years was significant due to the market price for natural gas steadily decreasing, causing revenues to drop and reserve calculations to increase depletion expense.  The loss in 2009 was also increased due to the loss incurred on the Kykuit equity investment.

Interest Rate Risk

Interest rate risk is the risk that interest rates will increase, which will result in an increase in the Company’s interest expense on its variable rate loans.

The loan on the Painesville facility and the Charter One line of credit, totaling approximately $10.6 million, are tied to variable interest rates.  If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $106,000 on an annual basis.  The Company’s line of credit was previously fixed through the use of an interest rate swap until August 2009 which had minimized the risk.  However if interest rates increase, the Company’s results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

The Company had one off-balance sheet arrangement at December 31, 2009, with respect to its investment in Kykuit.  While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since other members are not investing at this time.  During 2009 and 2008, the Company invested $514,414 and $466,950, respectively, in Kykuit as part of their cash calls and to make up the difference for members not investing.

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

Income Taxes

Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.

At December 31, 2009 and 2008, the Company had net operating loss carry forwards (NOLS) for future years of approximately $15.9 million and $15.4 million, respectively.  These NOLS will expire at various dates through 2028.  Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.  In addition, the Company has a $41,187 alternative minimum tax (AMT) credit that carries forward indefinitely.

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

Oil and Gas Reporting

In December 2008, the SEC released a final rule, "Modernization of Oil and Gas Reporting," which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. In addition, the final rule includes the requirements to report the independence and qualifications of the reserve preparer or auditor; file a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and to disclose the development of any proved undeveloped reserves (PUDs), including the total quantity of PUDs at year-end, material changes to PUDs during the year, investments and progress toward the development of PUDs and an explanation of the reasons why material concentrations of PUDs have remained undeveloped for five years or more after disclosure as PUDs. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption was not permitted.  The adoption of this standard had an impact on the Company’s financial position and results of operations.  The 12-month average pricing for the year for natural gas sold at the Henry Hub, LA was $3.867 and West Texas Intermediate oil at Cushing, OK was $61.18, where the previous calculations would have been higher based on the last day of December 2009.  The lower pricing increased our depletion expense in 2009.  The Company’s depletion rate continues to be extremely high.

Effective upon its issuance in September 2009, the Company adopted an accounting standards update on “Extractive Activities – Oil and Gas”.  This accounting standards update represents a technical correction to an existing SEC Observer comment regarding “Accounting for Gas-Balancing Arrangements”.  The adoption of this accounting standard update did not have a material impact on the Company’s financial statements.

In January 2010, an accounting standard update was issued on “Oil and Gas Estimations and Disclosures”.  This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Activities for Oil and Gas with the changes required by the SEC final rule, as discussed above.  This update expands the disclosures required for equity method investments, revises the definition of oil and natural gas producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas producing activities.  This update also amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves.  It is effective for entities with annual reporting periods ending on or after December 31, 2009.  The Company adopted this update on December 31, 2009.

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

Item 8.  Financial Statements and Supplementary Data

The Company’s Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are filed as part of this report.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed below.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) .  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles defined in the Exchange Act.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

We carried out an evaluation under the direction of our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control over Financial Reporting - Guidance for Smaller Public Companies (2006).”  Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009 due to control deficiencies that constitute a material weakness.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weakness in our internal control over financial reporting as of December 31, 2009:

The Company’s size and staff limitations have prevented it from being able to employ sufficient resources to enable the Company to have an adequate level of supervision and segregation of duties within the internal control system.  At times, the Company has one person responsible for processing transactions and reporting them.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculation or other documentation.  Existing management attempts to provide oversight for most functions but lack of personnel makes the task virtually impossible in some situations.  In addition this lack of segregation of duties led management to conclude that the Company’s disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act are recorded, processed and reported as and when required.  These control deficiencies could result in a material misstatement in our interim or annual financial statements that would not be prevented or detected on a timely basis.

In order to mitigate this material weakness, all financial reports are reviewed by two of the Company’s Board members for reasonableness.  All unexpected results are investigated.  As soon as our finances allow, we anticipate hiring additional accounting staff and implementing appropriate procedures for monitoring and reviewing the work performed by the Chief Financial Officer.

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

Notwithstanding the material weakness described above, to the best of their knowledge, the Company’s management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, the Company reduced office staff which hampered the Company’s ability to maintain adequate segregation of duties which led to control deficiencies that constitute a material weakness in our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement, relating to its 2010 Annual Meeting (“Proxy Statement,”) under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit Committee Report.”  The Proxy Statement will be filed with the SEC no later than April 30, 2010.

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

10.1†	Amended and Restated 1999 Stock Option and Award Plan of the Company (Filed as Annex A to Registrant’s Definitive Proxy Statement filed on April 30, 2009 and incorporated herein by reference.)

10.2	Lease between OsAir, Inc. and the Company (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.3	Lease between OsAir, Inc and the Company dated March 26, 2009 (Filed as Exhibit 10.4 to Registrant’s Form 10-K dated December 31, 2008 and incorporated herein by reference.)

10.4	Agreement of Limited Partnership of LSS I Limited Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.5
Cost Sharing Agreement, by and between Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd. dated December 28, 1999 (Filed as Exhibit 10.7 to Registrant’s Form 10-KSB, dated March 15, 2000 and incorporated herein by reference.)

10.6
Contract among Acquiport/Amsdell I Limited Partnership and/or its nominee, Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd dated September 7, 2004 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 10, 2004 and incorporated herein by reference.)

10.7
Amended and Restated First Amendment to Agreement of Limited Partnership of LSS I Limited Partnership dated March 29, 2006 (Filed as Exhibit 10.9 to Registrant’s form 10-KSB, dated March 31, 2006 and incorporated herein by reference)

10.8
Stock Subscription Agreement between the Company and the Richard M. Osborne Trust dated February 28, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated March 2, 2006 and incorporated herein by reference.)

10.9	Stock Subscription Agreement between the Company and Terence P. Coyne dated February 28, 2006 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated March 2, 2006 and incorporated herein by reference.)

10.10	Common Stock Purchase Warrant granted to Richard M. Osborne dated June 20, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated June 20, 2008 and incorporated herein by reference.)

10.11
Letter agreement between the Company and Great Plains Exploration, LLC relating to the transfer of oil and natural gas wells dated as of January 1, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

10.12
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

10.14
Amendment No. 2 to Oil and Gas Operations and Sale Agreement dated as of January 12, 2009 by and between the Company and Great Plains Exploration, LLC (Filed as Exhibit 10.1 to the Registrant’s 8-K dated January 12, 2009 and incorporated herein by reference.)

10.15
Revolving Demand Note of the Company payable to the Richard M. Osborne Trust dated as of January 1, 2006 (Filed as Exhibit 10.3 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

10.16
Purchase and Sale Agreement between the Company and Buckeye Storage of Gahanna LLC dated as of October 5, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 12, 2006 and incorporated herein by reference.)

10.17
First Amended and Restated Loan and Security Agreement between RBS Citizens, N.A., d/b/a Charter One, Richard M. Osborne and the Company, dated as of March 28, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated March 28, 2008 and incorporated herein by reference.)

10.18
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

10.20
Assignment and Assumption of Lease Purchase and Sale Agreement and First Amendment of Lease Purchase and Sale Agreement entered into as of August 3, 2007 between Great Plains Exploration, LLC and Kykuit Resources, LLC (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.21
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

10.24
Transfer and Acceptance of Membership Interest dated May 29, 2008 between the Company and Geis Coyne Oil and Gas, LLC (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.25	Second Amended and Restated Operating Agreement of Kykuit Resources, LLC dated May 29, 2008 (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

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

10.27	Cognovit Promissory Note of the Company dated August 3, 2007 (Filed as Exhibit 10.4 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.28	Cognovit Promissory Note of the Company dated August 28, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated August 28, 2007 and incorporated herein by reference.)

10.29	Cognovit Promissory Note of the Company dated September 12, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 12, 2007 and incorporated herein by reference.)

10.30	Cognovit Promissory Note of the Company dated October 10, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 10, 2007 and incorporated herein by reference.)

10.31	Cognovit Promissory Note of the Company dated November 20, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2007 and incorporated herein by reference.)

10.32	Cognovit Promissory Note of the Company dated November 30, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 30, 2007 and incorporated herein by reference.)

10.33	Cognovit Promissory Note of the Company dated May 23, 2008 (Filed as Exhibit 10.5 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.34	Cognovit Promissory Note of the Company dated May 27, 2008 (Filed as Exhibit 10.6 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.35	Cognovit Promissory Note of the Company dated February 13, 2009 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated February 13, 2009 and incorporated herein by reference.)

10.36	Letter from Richard M. Osborne guaranteeing Charter One loan debt dated March 26, 2009 (Filed as Exhibit 10.37 to Registrant’s Form 10-K dated December 31, 2008 and incorporated herein by reference.)

10.37	Cognovit Promissory Note of John D Oil and Gas Company dated April 7, 2009 (Filed as Exhibit 10.38 to Registrant’s Form 10-K dated December 31, 2008 and incorporated herein by reference.)

10.38	Cognovit Promissory Note of John D Oil and Gas Company (amended) dated May 22, 2009 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated May 27, 2009 and incorporated herein by reference.)

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

99.1*	Letter from Schlumberger Data & Consulting Services about Reserve Economics

* Filed herewith
† Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2010	JOHN D. OIL AND GAS COMPANY

By: /s/ Richard M. Osborne
Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard M. Osborne	Dated: March 26, 2010
Richard M. Osborne
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: March 26, 2010
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Gregory J. Osborne	Dated: March 26, 2010
Gregory J. Osborne, President and Director

/s/Thomas J. Smith	Dated: March 26, 2010
Thomas J. Smith, Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
John D. Oil and Gas Company

We have audited the accompanying consolidated balance sheets of John D. Oil and Gas Company (a Maryland corporation) and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John D. Oil and Gas Company and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2, to the financial statements, the Company has suffered recurring losses and has $10.6 million of debt currently due and in default that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney + Novotny LLC

Cleveland, Ohio
March 26, 2010

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$22,072	$78,301
Accounts Receivable	44,197	40,879
Accounts Receivable from Related Parties	478,135	1,417,679
Other Current Assets	17,723	56,202
Total Current Assets	562,127	1,593,061

Property and Equipment, Net	8,985,937	12,173,673
Investment in Unconsolidated Affiliate	705,965	989,258
Other Assets	5,495	60,624

TOTAL ASSETS	$10,259,524	$14,816,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$9,497,024	$9,500,000
Current Maturities of Long Term Debt	1,145,174	100,504
Accounts Payable	370,675	1,332,504
Accounts Payable to Related Parties	47,144	697,377
Accrued Expenses	201,959	398,838
Total Current Liabilities	11,261,976	12,029,223

Long Term Debt, Net of Current Maturities	-	1,159,567
Asset Retirement Obligation	680,056	644,517
Commitments and Contingencies	-	-

Shareholders’ Equity:
Serial Preferred Stock - $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock - $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,273,239	30,268,691
Accumulated Deficit	(31,151,171)	(28,428,470)
Accumulated Other Comprehensive Loss	-	(133,880)
Total John D. Oil and Gas Company Shareholders’ Equity	(868,864)	1,715,409
Non-Controlling Interest	(813,644)	(732,100)
Total Shareholders’ Equity	(1,682,508)	983,309

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,259,524	$14,816,616

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
For The Years Ended December 31, 2009 and 2008

	2009	2008
Revenues
Oil and Natural Gas Sales	$3,711,668	$4,568,087
Self-Storage Operation Revenues	333,569	312,108
Interest and Other	8	3,318
Total Revenues	4,045,245	4,883,513

Operating Expenses
Interest	448,558	581,954
Accretion	45,905	44,742
Oil and Natural Gas Production Costs	687,182	575,675
Self-Storage Property Operating Expense	112,382	115,671
Legal and Professional Fees	367,854	244,942
Property Taxes and Insurance	137,492	159,601
General and Administrative	762,982	885,736
Warrant	-	47,573
Loss from Unconsolidated Affiliate	650,420	28,627
Bad Debt	2,157	43,517
Impairments	145,444	491,224
Depreciation, Depletion and Amortization	3,381,114	3,874,858
Total Operating Expenses	6,741,490	7,094,120
Net Loss	(2,696,245)	(2,210,607)
Net Loss attributable to Non-controlling Interest	(81,544)	(170,567)
Net Loss attributable to John D. Oil and Gas Company	$(2,614,701)	$(2,040,040)

Other Comprehensive Income (Loss):
Change in Fair Value of Cash Flow Hedge	133,880	(133,880)

Comprehensive Loss	$(2,562,365)	$(2,344,487)

Weighted Average Basic and Diluted Shares Outstanding	9,067,090	9,020,859
Loss per Common Share – Basic and Diluted	$(0.31)	$(0.25)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2009 and 2008

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Non- Controlling Interest	Total

Balance at December 31, 2007	$-	$9,019	$28,871,616	$(26,303,290)		$-	$(561,533)	$2,015,812

Preferred Stock Issued in Private
Placement, Net of Offering Costs	1		1,332,503					1,332,504
Common Stock Issued for Director Compensation		48	12,451					12,499
Restricted Common Stock Award			4,548					4,548
Dividends Declared				(85,140)				(85,140)
Director Warrant Issued			47,573					47,573
Net Loss				(2,040,040)			(170,567)	(2,210,607)
Change in Fair Value of Cash Flow Hedge						(133,880)		(133,880)

Balance at December 31, 2008	$1	$9,067	$30,268,691	$(28,428,470)	$	(133,880)	$(732,100)	$983,309

Restricted Common Stock Award			4,548					4,548
Dividends Declared				(108,000)				(108,000)
Net Loss				(2,614,701)			(81,544)	(2,696,245)
Change in Fair Value of Cash Flow Hedge						133,880		133,880

Balance at December 31, 2009	$1	$9,067	$30,273,239	$(31,151,171)		$-	$(813,644)	$(1,682,508)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows
	For The Years Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(2,696,245)	$(2,210,607)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Accretion	45,905	44,742
Loss from Unconsolidated Affiliate	650,420	28,627
Bad Debt	2,157	43,517
Impairments	145,444	491,224
Depreciation, Depletion and Amortization	3,381,114	3,874,858
Gain on Sale of Equipment	-	(199)
Common Stock Issued as Compensation	-	12,499
Restricted Common Stock Award	4,548	4,548
Director Warrant Issued	-	47,573
Changes in Operating Assets and Liabilities:
Accounts Receivable	938,738	(518,794)
Other Current Assets	38,479	182,633
Other Assets	55,129	(46,730)
Accounts Payable	(1,612,062)	(57,385)
Accrued Expenses	(87,731)	24,354
Net Cash Provided By Operating Activities	865,896	1,920,860

Cash Flows from Investing Activities:
Purchases of Property and Equipment	-	(1,437)
Proceeds from Sale of Equipment	-	830
Proceeds from Sale of Interest in Unconsolidated Affiliate	-	731,747
Expenditures for Unconsolidated Affiliate	(367,127)	(480,222)
Expenditures for Oil and Natural Gas Wells	(329,125)	(3,244,934)
Net Cash Used In Investing Activities	(696,252)	(2,994,016)

Cash Flows from Financing Activities:
Proceeds from Preferred Stock Private Placement	-	1,332,504
Dividends Paid to Preferred Stockholders	(108,000)	(85,140)
Proceeds from Related Party Note Payable	600,000	500,000
Principal Payments on Related Party Debt	(600,000)	(500,000)
Principal Payments on Long Term Debt	(117,873)	(126,386)
Net Cash (Used In) Provided By Financing Activities	(225,873)	1,120,978

Net (Decrease) Increase in Cash	(56,229)	47,822
Cash, Beginning of Period	78,301	30,479
Cash, End of Period	$22,072	$78,301

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$443,549	$562,083

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

1. Summary of Significant Accounting Policies

General

John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland.

The Company was originally a self-storage company from 1999 to 2005 when it sold all but two of its facilities.  By May 2007, one self-storage facility in Painesville remained which generates revenue through self-storage rentals and retail leases. The self-storage facility is operated through a partnership agreement between Liberty Self-Stor Ltd. (“Ltd”) and the Company.  Ltd has a 70.1% equity interest and the Company has a 29.9% equity interest in the operating partnership of LSS I Limited Partnership (“LSS I”).  The members of Ltd consist of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, a director and the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne.  These members have Class A limited partnership interests that are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor.   The current exchange factor is .1377148 of a share for each unit.

In 2006, the Company entered into the business of extracting and producing oil and natural gas products, drilling oil and natural gas wells in Northeast Ohio.  The Company currently has fifty-eight producing wells.  The Company cannot guarantee success under the new business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS I Limited Partnership (“LSS I”), the Company, as sole general partner, controls LSS I.  Accordingly, the Company accounts for its investment in LSS I utilizing the consolidation method.  The investment in an unconsolidated affiliate, Kykuit Resources LLC (Kykuit) is accounted for using the equity method.  All significant inter-company transactions and balances have been eliminated.

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms.  The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them.  In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables.  The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio.  At December 31, 2009 and 2008, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

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
For The Years Ended December 31, 2009 and 2008

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

Asset Impairment

The Company reviews its self-storage property and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable.  When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties.  If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized.  The Company wrote off the costs related to one well amounting to $145,444 in 2009 and two wells amounting to $491,224 in 2008.

Asset Retirement Obligation

The Company accounts for its asset retirement obligations in accordance with generally accepted accounting principles in the United States of America (“GAAP”) which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells.  The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset.  The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted over the estimated life of the well.

The following table presents the Company’s asset retirement obligation activity for the years ended December 31:

	2009	2008

Asset retirement obligations, beginning of the year	$674,517	$241,777
Liabilities incurred during the year	-	169,623
Revisions in estimated cash flows	(14,366)	243,375
Liabilities settled during the year	(26,000)	(25,000)
Accretion expense	45,905	44,742
Asset retirement obligations, end of the year	680,056	674,517
Less current liabilities	-	30,000
Asset retirement obligations, net of current maturities	$680,056	$644,517

At December 31, 2009 and December 31, 2008, the Company’s current portion of the asset retirement obligations was $0 and $30,000, respectively and is included in accrued expenses.  The Company plugged two wells during 2009 and plugged four wells during 2008.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

Revenue Recognition

The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured.  The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production contracts they currently have in place.  The company uses the sales method to account for any gas imbalances recognizing revenue based on gas delivered rather than its working interest of the gas produced.  Gas imbalances at December 31, 2009 and 2008 were not significant.

The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units.  Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019.  Total lease revenue related to these leases was $199,029 and $172,998 for the years ended December 31, 2009 and 2008, respectively.  Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.  In June of 2008, the Company decided to write-off an outstanding receivable of $40,027 for a leased vacant space to bad debt expense.  While the Company has received a court judgment against the lease holder, as of December 31, 2009, the Company had not collected the outstanding receivable.

Future minimum lease revenue from operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending December 31 and thereafter are as follows:

2010	$215,286
2011	220,506
2012	208,972
2013	202,980
2014	184,584
Thereafter	300,782
$1,333,110

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

Stock-Based Compensation

On June 16, 2009 at the Company’s Annual Meeting, of the stockholders who voted, 81.7% voted to approve amendments to the Company’s stock option plan.  The plan was extended another ten years.

As of December 31, 2008, 25,000 stock options of the 300,000 that may be granted were outstanding.  No stock options were outstanding as of December 31, 2009.  Stock options totaling 10,000 were terminated in the third quarter of 2008 and 25,000 were terminated in the second quarter of 2009 when the employees were no longer employed by the Company.  Additionally, the former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011.  The compensation expense recorded for the restricted shares for the years ended December 31, 2009 and 2008 was $4,548.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

The following table presents the stock options outstanding at December 31:

	2009		2008
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	25,000	$0.56	35,000	$0.56
Granted	-		-
Exercised	-		-
Forfeited	25,000	0.56	10,000	0.56
Outstanding at end of year	-	$0.56	25,000	$0.56
Options available for grant	300,000		275,000
Exercisable at end of year	-	-	25,000	$0.56

On June 20, 2008, the Company granted a warrant to purchase 50,000 shares of common stock to Richard M. Osborne in return for Mr. Osborne providing collateral for the Company’s credit facility with RBS Citizens, N.A., d/b/a Charter One (“Charter One”).  The warrant has an exercise price of $1.00 per share and a term of five years.  The fair value of the warrant was approximately $48,000 at the date of grant, estimated using the Black-Scholes-Merton option pricing model.  Determining the fair value of the warrant charge requires us to make highly subjective assumptions, including expected contractual life of the warrant and the price volatility of the underlying shares.  We estimate stock price volatility based on the historical volatility of our stock.  The assumptions used in calculating the fair value of the warrant represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

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

The Company’s financial statements are based on a number of significant estimates, including collectability of receivables, selection of useful lives for property and equipment and timing and costs associated with its retirement obligations.  Estimates of economically recoverable oil and natural gas reserve quantities and future net cash flows depend on a number of variable factors and assumptions that are hard to predict and may vary considerably from actual results.  In addition reserve estimates for wells with limited or new production history are less reliable than those based on actual production.  Estimated reserve quantities are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties.

The Company’s oil and natural gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to continue to be volatile.  Proved reserves are based on current oil and natural gas prices and estimated reserves, which is considered a significant estimate by the Company, and is subject to change.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and debt. Cash, accounts receivable and accounts payable, due to their short maturities and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its debt at December 31, 2009 and December 31, 2008.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

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

The tables below set forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 and December 31, 2008.  The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value at December 31, 2009
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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects.  The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate.  Any tax penalties or interest expense will be recognized in income tax expense.  No interest and penalties were accrued as of December 31, 2009 or 2008, or paid during the periods then ended.  The Company does not anticipate a significant change over the next twelve months to any tax liability.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

The Company is open to federal and state tax audits until the applicable statute of limitations expire.  There are currently no federal or state income tax examinations underway for the Company.  The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.  The Company does, however, have prior year net operating losses which remain open for examination.

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

Oil and Gas Reporting

In December 2008, the SEC released a final rule, "Modernization of Oil and Gas Reporting," which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. In addition, the final rule includes the requirements to report the independence and qualifications of the reserve preparer or auditor; file a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and to disclose the development of any proved undeveloped reserves (PUDs), including the total quantity of PUDs at year-end, material changes to PUDs during the year, investments and progress toward the development of PUDs and an explanation of the reasons why material concentrations of PUDs have remained undeveloped for five years or more after disclosure as PUDs. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The adoption of this standard had an impact on the Company’s financial position and results of operations. The 12-month average pricing for the year for natural gas sold at the Henry Hub, LA was $3.867 and West Texas Intermediate oil at Cushing, OK was $61.18, where the previous calculations would have been higher based on the last day of December 2009.  The lower pricing increased our depletion expense in 2009.  The Company’s depletion rate continues to be extremely high.

Effective upon its issuance in September 2009, the Company adopted an accounting standards update on “Extractive Activities – Oil and Gas”.  This accounting standards update represents a technical correction to an existing SEC Observer comment regarding “Accounting for Gas-Balancing Arrangements”.  The adoption of this accounting standard update did not have a material impact on the Company’s financial statements.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

In January 2010, an accounting standard update was issued on “Oil and Gas Estimations and Disclosures”.  This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Activities for Oil and Gas with the changes required by the SEC final rule, as discussed above.  This update expands the disclosures required for equity method investments, revises the definition of oil and natural gas producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas producing activities.  This update also amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves.  It is effective for entities with annual reporting periods ending on or after December 31, 2009.  The Company adopted this update on December 31, 2009.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the December 31, 2009 presentation.  These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

2.  Going Concern

The Company’s independent registered accounting firm have indicated in their audit report in an explanatory paragraph that, due to the Company’s recurring losses and outstanding debt of $10.6 million that is currently due and in default, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company has incurred substantial losses, which have strained its financial resources, and the Company’s liabilities exceed its assets at December 31, 2009.  As described more fully in Note 5 “Line of Credit and Long-Term Debt”, the Company’s $9.5 million line of credit with Charter One was due August 1, 2009 and is in default and the Company does not have the available cash to repay the line of credit.  The Company is still negotiating with Charter One to refinance the line of credit or obtaining substitute financing.  If the Company is unsuccessful, there is substantial doubt about the Company’s ability to continue as a going concern.

3.  Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
Oil and Natural Gas Properties:
Proved Properties	$15,667,171	$13,859,634
Unproved Properties	2,260,896	3,652,790
Well Material Inventory	50,349	122,502
Accumulated Depletion	(10,492,751)	(7,103,584)
Total Oil and Natural Gas Properties	7,485,665	10,531,342
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,357,822	2,357,822
Furniture and Equipment	173,640	199,657
Accumulated Depreciation	(1,338,970)	(1,222,928)
Total Other Property and Equipment	1,500,272	1,642,331
Property and Equipment, Net	$8,985,937	$12,173,673

4.  Investment in Unconsolidated Affiliates

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting.  The Company began investing in Kykuit during the third quarter of 2007.  In 2008, the Company sold 25% of its interest in Kykuit at cost for approximately $1.4 million.  The Company had an 18.8% ownership in Kykuit at December 31, 2008.  Some of the Kykuit partners opted out of further cash investments during 2009, increasing the Company’s ownership percentage at December 31, 2009 to 20.83%.

The investment by the Company in this venture was $989,258 which included an account payable of $158,225 and a cumulative net book loss of $57,444 at December 31, 2008.  The investment by the Company in this venture was $705,965 which included a loss in the investment of $588,309, an account payable of $10,490 and a cumulative net book loss of $119,556 at December 31, 2009.  The Company recorded a loss of $588,309 on the investment representing 20.83% of an 85% reduction in the value of the exploratory wells in Kykuit.  The following table displays the balance sheet of Kykuit at December 31, 2009, and 2008 and the income statement for the same years ended.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

Kykuit Resources LLC Balance Sheet
	December 31, 2009	December 31, 2008
Current Assets	$115,893	$210,978
Unproved Leaseholds and Development Costs	6,957,065	6,320,929
Furniture and Fixtures, Net of Depreciation	31,747	37,155
Other Assets	24,087	33,111
	$7,128,792	$6,602,173

Current Liabilities	$832,728	$1,129,350
Paid in Capital	6,786,675	5,658,891
Accumulated Deficit	(490,611)	(186,068)
	$7,128,792	$6,602,173

Kykuit Resources LLC Statement of Operations
	December 31,	December 31,
	2009	2008

Total Revenues	$-	$-
Total Expenses	304,543	120,225
Net Loss	$(304,543)	$(120,225)

5.  Line of Credit and Long-Term Debt

On September 28, 2006, the Company entered into an unsecured loan agreement for a line of credit with a one year term with Mr. Richard Osborne and Charter One Bank for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly.  The Charter One liability was jointly loaned, so the Company and Mr. Osborne were each liable for the debt of the other.

The loan was subsequently revised several times until on March 28, 2008, the Company entered into the First Amended and Restated Loan and Security Agreement (the “Loan Agreement”) between the Company, Richard M. Osborne (the Company and Mr. Osborne together, the “Borrowers”), and Charter One. The Loan Agreement extended the maturity date to August 1, 2009, continuing with the original interest rate calculation of 1.75% over LIBOR adjusted monthly. Under the agreement, only the Company could borrow on the line of credit when any amounts are paid down against the $9.5 million outstanding on the loan. The Company and Great Plains Exploration LLC a company owned by Mr. Osborne (“Great Plains”), agreed that the related party loan of $3.8 million from Great Plains was satisfied in full and terminated upon the Company’s entry into the new Charter One loan and assumption of the $3.8 million portion of the line of credit drawn by Mr. Osborne. Therefore, the Company had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008. As part of this loan agreement, Mr. Osborne has pledged several real estate properties that he personally owns, to provide sufficient collateral allowing the Company to enter into the loan agreement. The Company did not meet the reserve collateral requirements for a $9.5 million loan without additional collateral.

The Company’s line of credit with Charter One was almost $9.5 million, past due and in default, at December 31, 2009 at a rate of 2.06%.  The average balance during 2008 was $9.5 million and the weighted average interest rate was 6.13%. The average balance during 2009 was $9.5 million and the weighted average interest rate was 2.12%.  The Company’s $9.5 million line of credit matured on August 1, 2009.  As described more fully in the section of this Form 10-K entitled “Legal Proceedings”, Charter One received a judgment in its favor against the Company and Mr. Osborne related to the $9.5 million line of credit.  The Company does not have the available cash to repay the line of credit.  In addition, Charter One has asked the court to appoint a receiver for the Company.  A hearing is currently scheduled for April 16, 2010.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

The Company entered into an interest rate swap agreement for a cash flow hedge with Charter One to mitigate its exposure to fluctuations in interest rates.  The swap began on May 1, 2008 and ended on August 3, 2009 in connection with the $9.5 million loan.   The value of the swap at December 31, 2009 was $0.  The estimated fair value of the swap at December 31, 2008 was $133,880, a liability, which is included in accrued expenses.

The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, which matured on March 30, 2009.  On March 25, 2009, LSS I received a letter of commitment from the mortgagor which stated that the loan on the Painesville facility will be extended for five years, maturing on May 1, 2014, using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest.  The principal amount of the loan as of December 31, 2009 and 2008 was $1,145,174 and $1,260,071, respectively.  The rate on December 31, 2009 was 2.73%.  However, as more fully described in “Legal Proceedings” in this Form 10-K, the holder of the $1.2 million mortgage on the Painesville facility gave formal notice of certain defaults on August 24, 2009.  The mortgage became accelerated and fully due and payable.  LSS I, the owner of the Painesville facility, of which the Company has a 29.9% minority interest, does not have the available cash to repay the mortgage.

The Painesville loan includes the following principal amortization over the next five years ending December 31:

2010	$124,440
2011	124,440
2012	124,440
2013	124,440
2014	647,414
$1,145,174

For the years ended December 31, 2009 and 2008 respectively, the Company expensed $427,122 and $573,055 in interest on its debt instruments.

6.  Notes Payable to Related Party

The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006.  Interest is payable annually at the prime rate with principal being due on demand.  The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow.  The prime rate at December 31, 2009 was 3.25%.  There were no outstanding balances under the note at December 31, 2009 and 2008, respectively.

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
For The Years Ended December 31, 2009 and 2008

On February 13, 2009, Great Plains loaned the Company $600,000 to fund the Company’s ongoing capital requirements.  On July 25, 2009, the Note and interest outstanding on the $600,000 loan from Great Plains were fully paid.  The Company used the receipt of currently owed production funds and additional advance monies against the production receivable to make the payment.

Interest expense on related party notes payable, included in total interest was $21,436 and $8,899 for the years ended December 31, 2009 and 2008, respectively.

7.  Stockholder’s Equity

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

In December of 2008, the Board of Directors of the Company granted each of its five outside board members 9,615 shares of common stock valued at $0.26 per share.  The total shares awarded of 48,075 were issued as partial compensation for their board participation in 2008.

The Company did not issue stock to its directors during 2009.

8. Warrant Issued

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

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

9.  Earnings/Loss Per Share

Basic income (loss) per share of common stock for the years ended December 31, 2009 and 2008 is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The stock options, restricted stock awards, Class A Limited Partnership conversion and warrants for the years ended December 31, 2009 and 2008 were anti-dilutive and had no effect on diluted earnings per share.  The Company’s Class A Limited Partnership exchange factor is .1377148 per share.

The Company paid no cash distributions to its common stockholders during 2009 and 2008.  However, the Company declared and paid $108,000 and $85,140 in preferred stock dividends for the year ended December 31, 2009 and 2008, respectively.

10.  Income Taxes

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations is as follows:

	2009		2008
	Amount	%	Amount	%
Provision (benefit) based on the federal statutory rate	$(889,000)	(34.0)	$(751,600)	(34.0)
Increase in valuation allowance	889,000	34.0	751,600	34.0
	$-	-	$-	-

The following table represents the Company’s significant deferred tax assets and liabilities at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets
Net operating loss carry forwards	$5,420,000	$5,290,000
AMT credit	41,100	41,100
Total Deferred assets	5,461,100	5,331,100

Deferred tax liabilities
Oil and natural gas properties, principally due to differences in depreciation, depletion and amortization	(1,750,000)	(2,830,000)
Net Deferred tax assets	3,711,100	2,501,100
Valuation allowance	(3,711,100)	(2,501,100)
Net Deferred tax assets	$-	$-

At December 31, 2009 and 2008, the Company had net operating loss carry forwards (NOLS) for future years of approximately $15.9 and $15.4 million, respectively.  These NOLS will expire at various dates through 2028.  Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.  In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

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

11.  Other Related Party Transactions

Richard M. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials and related merchandise at the self-storage facility.  The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the office of the self-storage facility for the benefit of both companies.  The Company owed Liberty Self-Stor II, Ltd. funds associated with these transactions, as well as for cash advances between the companies, which are included in accounts receivable and accounts payable to related parties in the accompanying consolidated balance sheets and listed in the table below.

The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne.  The lease was extended for a three year term on March 26, 2009 at $2,000 per month from $1,350 per month, through April 1, 2012.  Rent expense totaled $22,050 and $16,200 for the years ending December 31, 2009 and 2008, respectively and is included in general and administrative expenses.

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

	December 31, 2009	December 31, 2008
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$462,549	$1,386,668
J.R. Smail, Inc.	13,551	30,442
Liberty Self Stor II	727	-
Various Related Companies	1,308	569
	$478,135	$1,417,679

Accounts Payable:
Great Plains Exploration, LLC.	$47,144	$696,114
Liberty Self Stor II	-	1,263
	$47,144	$697,377

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

	For the Years Ended December 31,
	2009	2008
Capitalized Costs for Well Property and Equipment:
Great Plains Exploration, LLC.	$170,410	$1,422,220
J.R. Smail, Inc.	-	7,296
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs:
Great Plains Exploration, LLC.	$3,519,851	$4,197,216
J. R. Smail, Inc.	84,265	188,221
Operating expenses
Well Management, Water Hauling and Service Rig:
Great Plains Exploration, LLC.	$506,337	$379,301
J. R. Smail, Inc.	41,708	46,058

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting.  The Company began investing in Kykuit during the third quarter of 2007.  The Company had an 18.8% ownership in Kykuit at December 31, 2008.  Some of the Kykuit partners opted out of further cash investments during 2009, increasing the Company’s ownership percentage at December 31, 2009 to 20.83%.

The investment by the Company in this venture was $989,258 which included an account payable of $158,225 and a cumulative net book loss of $57,444 at December 31, 2008.  The investment by the Company in this venture was $705,965 which included an investment loss of $588,309, an account payable of $10,490 and a cumulative net book loss of $119,556 at December 31, 2009.  Additional information is disclosed in Note 4 to these financial statements.

Richard M. Osborne, the Company’s Chairman and Chief Executive Officer, and  Energy Inc., a publicly-held public utility company of which Richard Osborne is the chairman, chief executive officer and a significant stockholder, own interests in Kykuit.

Marc C. Krantz, a director and secretary of the Company until August 26, 2009, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.

12. Financial Information Relating to Industry Segments

The Company reports operating segments and reportable segments by business activity according to GAAP, “Disclosure about Segments of an Enterprise and Related Information.”  The Company includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

The Company’s operations are classified into two principal industry segments.  The following table presents the twelve months ended December 31, 2009 and 2008.

Twelve Months ended December 31, 2009	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$3,711,668	$333,569	$4,045,237
Interest revenue	8	-	8
Total Revenue	3,711,676	333,569	4,045,245

Interest Expense	412,637	35,921	448,558
Accretion Expense	45,905	-	45,905
Property Operating Costs	687,182	112,382	799,564
Other Operating expenses	1,089,434	178,894	1,268,328
Loss from Unconsolidated Affiliate	650,420	-	650,420
Bad Debt	-	2,157	2,157
Impairments	145,444	-	145,444
Depreciation, depletion and amortization	3,260,576	120,538	3,381,114
Total Operating Expenses	6,291,598	449,892	6,741,490

Net Loss	$(2,579,922)	$(116,323)	$(2,696,245)

Property and Equipment additions	$329,125	$-	$329,125

Total Assets	$8,790,619	$1,468,905	$10,259,524

Twelve Months ended December 31, 2008	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$4,568,087	$312,108	$4,880,195
Interest revenue	3,318	-	3,318
Total Revenue	4,571,405	312,108	4,883,513

Interest Expense	507,754	74,200	581,954
Accretion Expense	44,742	-	44,742
Property Operating Costs	575,675	115,671	691,346
Other Operating expenses	1,117,795	220,057	1,337,852
Loss from Unconsolidated Affiliate	28,627	-	28,627
Bad Debt	-	43,517	43,517
Impairments	491,224	-	491,224
Depreciation, depletion and amortization	3,753,926	120,932	3,874,858
Total Operating Expenses	6,519,743	574,377	7,094,120

Net Loss	$(1,948,338)	$(262,269)	$(2,210,607)

Property and Equipment additions	$3,244,934	$1,437	$3,246,371

Total Assets	$13,246,219	$1,570,397	$14,816,616

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

13.  Commitments and Contingencies

Environmental Matters

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs.  At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable.

Oil and Gas Contracts

Effective January 1, 2006, the Company entered into a contract with Great Plains Exploration, LLC for well operations and sale of natural gas and oil production to third parties.  The term of the agreement was one year from the effective date.  It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.  The original contract was amended November 14, 2006 and filed as exhibit 10.4 to our Form 10-QSB for the quarter ended September 30, 2006.  The Amendment No. 1 to the Oil and Gas Operations and Sale Agreement modified the original terms to create less cumbersome paperwork in tracking cost sharing between the companies.

14. Subsequent Events

As previously disclosed, on August 20, 2009, RBS Citizens, N.A., d/b/a Charter One (“Charter One”), the holder of the Company’s $9.5 million line of credit, received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the line of credit.  Charter One has requested that the court appoint a receiver for the Company.  A hearing on the appointment of a receiver for the Company is currently scheduled for April 16, 2010.

During the month of February 2010, LSS I received a letter from the Lake County Board of Revision and Lake County Auditor reducing the taxable values on two parcels at the Painesville facility from 2006 through 2009.  The Company will record approximately $157,000 of other income in 2010 from the receipt of a cash refund and reduction in accrued real estate taxes.

15.  Supplemental Disclosures About Oil and Natural Gas Producing Activities - Unaudited

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures including many factors beyond the control of the Company. In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. In addition, in January 2010 the FASB issued an accounting standard update to provide consistency with the SEC rules.  See Note 1. Summary of Significant Accounting Policies – Recently issued Accounting Pronouncements. We adopted the rules effective December 31, 2009 and the rule changes, including those related to pricing and technology, which are included in our reserves estimates.  Because the Company uses year-end reserves and add back current quarter production to calculate fourth quarter depletion expense, adoption of these new standards had an impact on fourth quarter 2009 DD&A expense.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

Application of the new rules resulted in the use of lower prices at December 31, 2009 for both oil and gas than would have resulted under the previous rules, which required use of year-end oil and gas prices.  Because of the changes in assumptions, the 2009 reserve valuations below may not be comparable to those of prior years.  The estimated future cash flows are determined based on the prior 12 month average prices for crude oil, current allowable prices (adjusted for periods beyond the contract period to prior 12 month average prices) applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves and future retirement obligations (net of salvage), based on current economic conditions, and the estimated future income tax expense, based on year-end statutory tax rates (with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States and all are based on reserve reports prepared by Schlumberger Data and Consulting Services for 2009 and Wright & Company, Inc. for 2008:

	2009		2008

	Natural Gas	Oil	Natural Gas	Oil
	(MCF)	(BBLs)	(MCF)	(BBLs)
Proved developed and undeveloped reserves:
Beginning of year	2,146,600	17,500	2,646,000	37,300
Revision of previous estimates, extensions and other additions	792,000	17,600	(699,900)	(13,900)
Net reserve additions	272,900	2,900	715,600	3,800
Production	(698,700)	(9,200)	(515,100)	(9,700)
End of year	2,512,800	28,800	2,146,600	17,500

Proved developed reserves:
Beginning of year	2,146,600	17,500	2,646,000	37,300
End of year	2,512,800	28,800	2,146,600	17,500

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	December 31,
	2009	2008

Proved oil and natural gas properties	$15,667,171	$13,859,634
Unproved oil and natural gas properties	2,260,896	3,652,790
Well Material inventory	50,349	122,502
Total	17,978,416	17,634,926
Accumulated depreciation, depletion and amortization	(10,492,751)	(7,103,584)
Net capitalized costs	$7,485,665	$10,531,342

Costs Incurred in Oil and Natural Gas Producing Activities

	December 31,
	2009	2008

Property acquisition costs	$3,047	$2,337
Development costs	$340,443	$3,242,597

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2009 and 2008

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2009 and 2008(in thousands of dollars)

	2009	2008
Future cash inflows from sales of oil and gas	$13,794	$16,008
Future production and development costs	(8,207)	(7,531)
Future asset retirement obligations	(1,449)	(1,385)
Future income tax expense	(1,407)	(2,411)
Future net cash flows	2,731	4,681
Future net cash flows 10% annual discount for estimated timing of cash flows	(1,186)	(1,159)
Standardized measure of discounted future net cash flows	$1,545	$3,522

Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period.  The prices for 2009 used in the above table were $3.867 per MMBTU and $61.18 per BBL.

The prices used for 2008 were based on the spot price at December 31, 2008 of $5.710 per MMBTU and $44.60 per BBL.

Future operating expenses are based on year end costs and assume continuation of existing economic conditions.

Changes in the Standardized Measure of Discounted Future Net Cash Flow (in thousands of dollars).

	2009	2008
Balance, beginning of year	$3,522	$5,891
Extensions, discoveries and other additions	412	2,164
Revision of quantity estimates	985	(4,177)
Sales of oil and gas, net of production costs	(1,936)	(2,855)
Net change in prices and production costs	(1,668)	(1,236)
Net change in income taxes	1,004	2,367
Accretion of discount	352	589
Other	(1,126)	779
Balance, end of year	$1,545	$3,522

The methodology and assumptions used in calculating the standardized measure are those required by GAAP. It is not intended to be representative of the fair market value of the Company’s proved reserves. The valuation of revenues and costs does not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.