Form 10-K/A
period 2009-12-31
JOHN D. OIL & GAS CO
filed 2010-04-29
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATION OF AMENDMENT

John D. Oil and Gas Company is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) filed with the Securities and Exchange Commission on March 29, 2010 for the purpose of including the following portions of the John D. Oil and Gas Company’s Annual Report that were incorporated by reference:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the March 29, 2010 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.  Below are the names, ages, positions and certain other information concerning our current directors and executive officers:

Richard M. Osborne, 64, has been chairman, chief executive officer and a director of John D. Oil and Gas since September 1998.  He has been a director since 2003, chairman of the board since 2005 and chief executive officer since November 2007 of Energy, Inc., a publicly-held public utility company in Great Falls, Montana. He is the president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery. From 2006 to February 2009 he was a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York and from September 2008 to January 2009 he was a director of PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio.  Richard Osborne’s background as chairman and chief executive officer of various public companies and many years of experience owning and managing companies in energy and utility related industries provides the board with invaluable management and operational direction.

Gregory J. Osborne, 31, has been president and chief operating officer of John D. Oil and Gas since April 2006 and a director since February 2006.  From 2003 until joining John D. Oil and Gas, he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a regulated gas public utility company operating in Ohio.  He is a director of Energy, Inc., a publicly-held public utility company in Great Falls, Montana and Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York, and a trustee of the Ohio Oil and Gas Association.  He is the son of Richard Osborne, our chairman and chief executive officer. Gregory Osborne’s managerial experience and service on the board of various energy related companies provides the board with a wide range of industry specific knowledge.

Thomas J. Smith, 66, has been a director of John D. Oil and Gas since 1998.  In November 2007, he was appointed vice president and chief financial officer of Energy, Inc., a publicly-held public utility company in Great Falls, Montana.  He also served as Energy, Inc.’s interim president from August 2007 to November 2007 and has been a director of Energy, Inc. since 2003.  From 1999 to 2006, he served as our president and chief operating officer. He is a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York and PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio.  Mr. Smith’s financial and disclosure experience gained as the chief financial officer of publicly-held companies, as well as his experience as a director of energy and utility related companies provides extensive specialized knowledge and expertise to our board.

C. Jean Mihitsch, 62, has been chief financial officer and assistant secretary of John D. Oil and Gas since January 2004.  Prior to joining John D. Oil and Gas, from 1998 to 2003, Ms. Mihitsch held the position of chief financial officer at GLB Bancorp, Inc., a publicly-held bank holding company.   Ms. Mihitsch joined Great Lakes Bank, GLB Bancorp’s subsidiary, in 1995 as controller and has over 20 years of financial experience.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of our  common stock.  Our officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met timely in 2009.

Code of Business Conduct and Ethics.  We have adopted a code of conduct and ethics that applies to all officers, directors and employees of John D. Oil and Gas, including our principal executive officer, principal financial officer, principal accounting officer, and any person performing similar functions.  A copy of the code is available on our website at www.johndoilandgas.com. Any amendments or waivers to our code of conduct and ethics that apply to our chief executive officer or chief financial officer will be promptly disclosed to our stockholders.

Audit Committee.  Prior to August 26, 2009, our audit committee was comprised of independent directors Steven A. Calabrese, Richard T. Flenner and Mark D. Grossi, who served as the audit committee financial expert.  On August 26, 2009, each of our audit committee members, along with our other independent directors, namely Terence P.  Coyne and Marc C. Krantz, resigned from the board of directors along with James R. Smail.  Following those resignations, we currently have only three directors (Richard M. Osborne, Gregory J. Osborne and Thomas J. Smith), none of whom are independent pursuant to applicable laws and regulations and listing standards of NASDAQ.  Currently, our board does not have a separately-designated audit committee and the entire board acts as the audit committee.  Mr. Smith would qualify as an “audit committee financial expert” but he is not independent.

ITEM 11.  Executive Compensation.

Director and Executive Officer Compensation Decisions. Our chairman and chief executive officer generally determines the compensation for our executive officers and compensation is then approved by the full board.  We do not have a compensation committee.  Our board believes a compensation committee is not necessary because of the level and type of compensation paid to our executive officers and because executive officer compensation is approved by our full board.  The compensation of our outside directors was also approved by our full board. The board also administers our Amended and Restated 1999 Stock Option and Award Plan.

Summary Compensation Table.  The following table summarizes the compensation paid by us to our chairman and chief executive officer and any other executive officer receiving more than $100,000 in total compensation annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Richard M. Osborne, Chairman	2009	—	—	—	—
and Chief Executive Officer*	2008	—	—	—	—
Gregory J. Osborne, President	2009	110,000	2,000	—	112,000
and Chief Operating Officer	2008	103,654	2,000	—	105,654

* Richard Osborne does not receive compensation for serving as our chairman and chief executive officer.

Executive Officer Outstanding Equity Awards at December 31, 2009. None of our executive officers had any outstanding equity awards at December 31, 2009.

Executive Officer Employment Agreements. None of our executive officers has an employment agreement with us.

Director Compensation. The following table summarizes information with respect to the compensation granted to those individuals who served as directors during 2009.  In 2009, we paid each director who was not one of our employees or our legal counsel a fee of $500 in cash for each board meeting attended.   Directors did not receive additional compensation for serving on a committee of the board.  As executive officers of John D. Oil and Gas, Richard Osborne and Gregory Osborne are included in our summary compensation table and, therefore, are not included in this table.  As former president and chief operating officer of John D. Oil and Gas, Mr. Smith does not receive compensation for serving on our board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Steven A. Calabrese*	3,500	—	—	3,500
Terence P. Coyne*	3,500	—	—	3,500
Richard T. Flenner*	2,500	—	—	2,500
Mark D. Grossi*	2,500	—	—	2,500
Marc C. Krantz*	—	—	—	—
James R. Smail*	3,000	—	—	3,000
Thomas J. Smith	—	—	—	—

* These directors resigned on August 26, 2009.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the amount and nature of the beneficial ownership of our common stock as of March 29, 2010 by each person known by us to own more than 5% of the outstanding shares, each director, each executive officer in our summary compensation table, and all our current directors and executive officers as a group.

	Beneficial Ownership(1)
Name and Address(2)	Shares		Options(3)	Convertible Securities		Total		Percent
Richard M. Osborne	3,654,541	(4)	—	1,021,966	(5)	4,676,507	(6)	46.4%
Richard A. Bonner PO Box 1359 Middlefield, Ohio 44062	500,000	(7)	—	250,000	(8)	750,000	(7)(8)	8.0%
S&A Investments 10474 Broadview Road Broadview Heights, Ohio 44147	—		—	500,000	(9)	500,000	(9)	5.2%
Gregory J. Osborne	151,000		—	—		151,000		1.7%
Thomas J. Smith	62,000		—	6,852	(10)	68,852	(10)	*
All directors and officers as a group (4 individuals)
* less than 1%

(1) Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o John D. Oil and Gas Company, 8500 Station Street, Suite 345, Mentor, Ohio 44060.

(3) Includes options to purchase shares that are presently or will become exercisable in 60 days.

(4) Includes (1) 3,503,541 shares owned by the Richard M. Osborne Trust, an Ohio trust of which Richard Osborne is the sole trustee, and (2) 151,000 shares owned by Gregory Osborne which Richard Osborne has the right to vote.

(5) Includes (1) 5,188,528 limited partnership interests of LSS I Limited Partnership, a Delaware limited partnership, owned by Richard Osborne that are presently convertible into 714,537 shares of our common stock, (2) 1,869,292 limited partnership interests of LSS I owned by Retirement Management Company, of which Richard Osborne is the sole stockholder, that are presently convertible into 257,429 shares of our common stock and (3) 50,000 warrants to purchase 50,000 shares of common stock that are presently exercisable.

(6) Includes (1) 3,503,541 shares owned by the Richard M. Osborne Trust, (2) 151,000 shares owned by Gregory Osborne which Richard Osborne has the right to vote, (3) limited partnership interests of LSS I owned by Richard Osborne that are presently convertible into 714,537 shares of our common stock, (4) limited partnership interests of LSS I owned by Retirement Management Company that are presently convertible into 257,429 shares of our common stock, and (5) warrants to purchase 50,000 shares of common stock that are presently exercisable.

(7) Based solely on information in the Schedule 13D filed with the SEC on May 11, 2006.

(8) Includes 250 shares of our Series A convertible preferred stock that are presently convertible into 250,000 shares of our common stock.

(9) Includes 500 shares of our Series A convertible preferred stock that are presently convertible into 500,000 shares of our common stock.  Based solely on information in the Schedule 13D filed with the SEC on February 21, 2007.

(10) Includes 49,753 limited partnership interests of LSS I owned by Mr. Smith that are presently convertible into 6,852 shares of our common stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2009, relating to our Amended and Restated 1999 Stock Option and Award Plan.  The plan provides for the issuance of up to 300,000 shares of common stock to key employees, officers and directors.  As of December 31, 2009, there were 35,000 shares of restricted stock and no options outstanding and the maximum number of shares available for future grant under the plan was 265,000 shares.  Under the plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	35,000	$0.65	265,000
Equity compensation plans not approved by security holders	0	—	0
Total	35,000	$0.65	265,000

ITEM 13.  Certain Relationships and Related Transactions.

Richard M. Osborne, our chairman and chief executive officer, is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which owns a truck rental business that provides trucks for short-term rental to the general public, including tenants of our self-storage facility, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facility.  John D. Oil and Gas has a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facility for the benefit of both companies.  As of December 31, 2009, Liberty Self-Stor II owed us $727 associated with these transactions, as well as for cash advances between the companies.

On December 28, 1999, our stockholders approved the lease of our executive offices from OsAir, Inc., a company owned by Richard Osborne. The lease had a three year term maturing on March 31, 2009 for $1,350 per month. The lease was extended on March 25, 2009 for a three year term at $2,000 per month. As of December 31, 2009, $22,050 of this expense is included in our general and administrative expenses.

On September 28, 2006, we entered into an unsecured loan agreement for a line of credit with a one year term with Richard Osborne and Charter One Bank for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly.  The Charter One liability was jointly loaned, so John D. Oil and Gas and Mr. Osborne were each liable for the debt of the other.  This loan was subsequently revised several times until on March 28, 2008, we entered into the First Amended and Restated Loan and Security Agreement with Richard Osborne as co-borrower and Charter One. The loan agreement extended the maturity date to August 1, 2009, continuing with the original interest rate calculation of 1.75% over LIBOR adjusted monthly. Under the agreement, only John D. Oil and Gas could borrow on the line of credit when any amounts are paid down against the $9.5 million outstanding on the loan. John D. Oil and Gas and Great Plains Exploration LLC a company owned by Mr. Osborne, agreed that the related party loan of $3.8 million from Great Plains was satisfied in full and terminated upon John D. Oil and Gas’ entry into the new Charter One loan and assumption of the $3.8 million portion of the line of credit drawn by Mr. Osborne. Therefore, we had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008. As part of this loan agreement, Mr. Osborne has pledged several real estate properties that he personally owns, to provide sufficient collateral allowing us to enter into the loan agreement. We did not meet the reserve collateral requirements for a $9.5 million loan without additional collateral.

Our $9.5 million line of credit with Charter One was past due and in default, at December 31, 2009 at a rate of 2.06%.  The average balance during 2008 was $9.5 million and the weighted average interest rate was 6.13%. The average balance during 2009 was $9.5 million and the weighted average interest rate was 2.12%.  Our $9.5 million line of credit matured on August 1, 2009.  As described more fully in the section of the Form 10-K filed with the SEC on March 29, 2010 entitled “Legal Proceedings,” Charter One received a judgment in its favor against John D. Oil and Gas and Mr. Osborne related to the $9.5 million line of credit.  We do not have the available cash to repay the line of credit.  In addition, Charter One has asked the court to appoint a receiver for John D. Oil and Gas.  A hearing previously scheduled for April 16, 2010 has been delayed to May 7, 2010.

We entered into an agreement with Richard Osborne for an unsecured revolving demand note dated January 1, 2006.  Interest is payable annually at the prime rate with principal being due on demand.  The revolving demand note does not include an expiration date or a limit on the amount that we may borrow.  The prime rate at December 31, 2009 was 3.25%.  There were no outstanding balances under the note at December 31, 2009 and 2008, respectively.

At December 31, 2007, we had entered into loans with Great Plains (a company owned by Richard Osborne) totaling $3.8 million evidenced by six promissory notes.  The loans did not include an expiration date or a limit on the amount that we could borrow.  The notes were payable on demand and bore interest at the rate of LIBOR plus 1.75% per year.  The Great Plains notes were satisfied in full and terminated when the Company entered into the Charter One Loan Agreement on March 28, 2008.  Therefore, we had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008.

On June 20, 2008, we granted a warrant to purchase 50,000 shares of common stock to Richard Osborne in return for Mr. Osborne providing collateral for the Charter One line of credit. The warrant has an exercise price of $1.00 per share and a term of five years. We had $1,308 at December 31, 2009 included in accounts receivable from related parties.  The balances represent amounts owed to us by various companies owned by Richard Osborne. The amounts primarily relate to cost sharing in well joint ventures.

Effective January 1, 2006, we entered into a contract with Great Plains for well operations and sale of gas and oil production to third parties. On January 12, 2009, this contract was amended to increase the rate the company is charged by Great Plains for gas gathering, effective as of November 1, 2008.  For the year ended December 31, 2009 net revenue derived by John D. Oil and Gas from Great Plains for the sale of oil and natural gas amounted to $3,519,851.  Expenses for water hauling, service rig and well management for the year ended December 31, 2009 charged by Great Plains to us totaled $506,337.  For the year ended December 31, 2009, we paid Great Plains $170,410 for capitalized costs to manage and drill wells per the operating agreement.  John D. Oil and Gas also had $462,549 included in accounts receivable due from Great Plains as of December 31, 2009 for oil and natural gas sales.  Additionally, we owed Great Plains accounts payable of $47,144 for drilling, water hauling, service rig and monthly well management as of December 31, 2009.

On February 13, 2009, Great Plains loaned us $600,000 to fund our ongoing capital requirements. On July 25, 2009, this loan, including interest, was fully paid using the receipt of currently owned production funds and additional advance monies against the product receivable.

On August 3, 2007, Kykuit Resources, LLC purchased from Hemus, Ltd. a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana.  At the same time, Kykuit and Hemus executed a joint venture development agreement pursuant to which Kykuit agreed to develop and operate all of their joint leasehold interests in the Montana Breaks.  On May 1, 2008, Kykuit entered into an assignment pursuant to which Hemus assigned all of its remaining rights, title and interest in certain oil and natural gas and mineral leases located in Montana to Kykuit for $250,000.  John D. Oil and Gas is the managing member of Kykuit and currently owns 20.83% of Kykuit.  The current investment by John D. Oil and Gas in this venture was $705,965 at December 31, 2009.

Richard Osborne owns interests in Kykuit.  Energy, Inc., a publicly-held public utility company of which Richard Osborne is the chairman and chief executive officer and a significant stockholder, also owns an interest in Kykuit.  Thomas J. Smith, a director of John D. Oil and Gas, is also vice president, chief financial officer and a director  of Energy, Inc.

On February 28, 2006, we entered into a registration rights agreement with the Richard M. Osborne Trust, of which Richard Osborne is the sole trustee, and any other stockholders who become parties to the agreement pursuant to its terms, which provides, among other things, certain piggyback registration rights to the stockholders who are parties to the agreement and that we will file a registration statement with the SEC upon the demand of the Osborne Trust.

We believe that the terms of the transactions and the agreements described above are on terms at least as favorable as those which we could have obtained from unrelated parties.  On-going and future transactions with related parties will be:

•	on terms at least as favorable as those that we could obtain from unrelated parties,
•	for bona fide business purposes, and
•	approved by a majority of disinterested and non-employee directors.

Director Independence.  On August 26, 2009, each of our previously independent directors, namely Messrs. Calabrese, Coyne, Flenner, Grossi and Krantz, resigned from the board of directors, along with Mr. Smail.  Following those resignations, we currently have only three directors (Richard Osborne, Gregory Osborne and Mr. Smith), none of whom are independent pursuant to applicable laws and regulations and listing standards of NASDAQ.

ITEM 14.  Principal Accountant Fees and Services.

Maloney + Novotny, our independent auditors, billed $96,648 in 2009 and 84,992 in 2008 for audit fees for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements. Maloney + Novotny did not render any other services to us in 2009 and 2008.

Audit Committee Pre-Approval Policies and Procedures. Prior to the resignation of the audit committee members on August 26, 2009 as described in “Audit Committee,” the audit committee approved the engagement of the auditors engaged by John D. Oil and Gas to render audit or permissible non-audit services.  The audit committee also reviewed the scope of any audit and other assignments given to our auditors to assess whether these assignments would affect their independence.  In 2009, our audit committee reviewed all services provided by Maloney + Novotny to ensure that they were within the scope previously approved by the audit committee.

ITEM 15. Exhibits and Financial Statement Schedules.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2010	JOHN D. OIL AND GAS COMPANY

	By:	/s/ Richard M. Osborne
Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 29, 2010
/s/ Richard M. Osborne
Richard M. Osborne
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 29, 2010
/s/ C. Jean Mihitsch
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 29, 2010
/s/ Gregory J. Osborne
Gregory J. Osborne, President,
Chief operating Officer and Director

Dated: April 29, 2010
/s/ Thomas J. Smith
Thomas J. Smith, Director