Form 10-Q
period 2010-03-31
JOHN D. OIL & GAS CO
filed 2010-05-14
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2010 was 9,067,090 shares.

Except as otherwise indicated, the information contained in this Report is as of March 31, 2010.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4(T).	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 6.	Exhibits	22
	Signatures	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets:
Cash	$-	$22,072
Accounts Receivable	23,015	57,748
Accounts Receivable from Related Parties	733,571	464,584
Other Current Assets	10,344	17,723
Total Current Assets	766,930	562,127

Property and Equipment, Net	8,637,840	8,985,937
Investment in Unconsolidated Affiliate	736,495	705,965
Other Assets	-	5,495

TOTAL ASSETS	$10,141,265	$10,259,524

LIABILITIES AND EQUITY
Current Liabilities:
Bank Overdraft	$31,170	$-
Line of Credit	9,497,024	9,497,024
Current Maturities of Long Term Debt	1,115,784	1,145,174
Accounts Payable	347,130	370,675
Accounts Payable to Related Parties	69,171	47,144
Accrued Expenses	139,321	201,959
Total Current Liabilities	11,199,600	11,261,976

Long Term Debt, Net of Current Maturities	50,874	-
Asset Retirement Obligation	691,151	680,056
Commitments and Contingencies	-	-

Equity:
Serial Preferred Stock - $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock - $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,274,376	30,273,239
Accumulated Deficit	(31,365,865)	(31,151,171)
Total John D. Oil and Gas Company Shareholder’s Equity	(1,082,421)	(868,864)
Non-Controlling Interest	(717,939)	(813,644)
Total Equity	(1,800,360)	(1,682,508)

TOTAL LIABILITIES AND EQUITY	$10,141,265	$10,259,524

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Oil and Natural Gas Sales	$582,448	$1,359,084
Self-Storage Operation Revenues	79,115	81,272
Interest and Other	158,008	3
Total Revenues	819,571	1,440,359

Operating Expenses
Interest	62,209	144,254
Accretion	5,000	9,550
Oil and Natural Gas Production Costs	113,934	106,144
Self-Storage Property Operating Expense	35,528	27,657
Legal and Professional Fees	54,739	49,061
Property Taxes and Insurance	16,490	36,971
General and Administrative	149,733	228,966
Loss from Unconsolidated Affiliate	18,970	6,297
Depreciation, Depletion and Amortization	455,327	710,846
Total Operating Expenses	911,930	1,319,746
Net Income (Loss)	(92,359)	120,613
Net Income (Loss) attributable to Non-controlling Interest	95,705	(24,674)
Net Income (Loss) attributable to John D. Oil and Gas Company	$(188,064)	$145,287

Other Comprehensive Income All attributable to John D. Oil and Gas Company:
Change in Fair Value of Cash Flow Hedge	-	36,310

Comprehensive Income (Loss)	$(188,064)	$181,597

Weighted Average Shares Outstanding –Basic	9,067,090	9,067,090
Weighted Average Shares Outstanding - Diluted	9,067,090	10,065,158
Income per Common Share – Basic and Diluted	$(0.02)	$0.01

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Three Months Ended March 31, 2010 and 2009

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at December 31, 2008 (audited)	$1	$9,067	$30,268,691	$(28,428,470)	$(133,880)	$(732,100)	$983,309

Restricted Common Stock Award			1,137				1,137
Dividends Declared				(26,630)			(26,630)
Net Income (Loss)				145,287		(24,674)	120,613
Change in Fair Value of Cash Flow Hedge					36,310		36,310

Balance at March 31, 2009 (unaudited)	$1	$9,067	$30,269,828	$(28,309,813)	$(97,570)	$(756,774)	$1,114,739

Balance at December 31, 2009 ( audited)	$1	$9,067	$30,273,239	$(31,151,171)	$-	$(813,644)	$(1,682,508)

Restricted Common Stock Award			1,137				1,137
Dividends Declared				(26,630)			(26,630)
Net Income (Loss)				(188,064)		95,705	(92,359)

Balance at March 31, 2010 (unaudited)	$1	$9,067	$30,274,376	$(31,365,865)	$-	$(717,939)	$(1,800,360)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(92,359)	$120,613
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities
Accretion	5,000	9,550
Loss from Unconsolidated Affiliate	18,970	6,297
Depreciation, Depletion and Amortization	455,327	710,846
Restricted Common Stock Award	1,137	1,137
Changes in Operating Assets and Liabilities:
Accounts Receivable	(234,254)	(128,721)
Other Current Assets	7,379	8,435
Other Assets	5,495	59,063
Accounts Payable	9,421	(911,955)
Accrued Expenses	(62,637)	(25,145)
Net Cash Provided By (Used In) Operating Activities	113,479	(149,880)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(101,135)	-
Expenditures for Unconsolidated Affiliate	(60,440)	(240,460)
Expenditures for Oil and Natural Gas Wells	-	(173,794)
Net Cash Used In Investing Activities	(161,575)	(414,254)

Cash Flows from Financing Activities:
Dividends Paid to Preferred Stockholders	(26,630)	-
Bank Overdraft	31,170	-
Proceeds from Related Party Note Payable	-	600,000
Proceeds from Long Term Debt	63,956	-
Principal Payments on Long Term Debt	(42,472)	(28,161)
Net Cash Provided By Financing Activities	26,024	571,839

Net (Decrease) Increase in Cash	(22,072)	7,705
Cash, Beginning of Period	22,072	78,301
Cash, End of Period	$-	$86,006

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$39,803	$121,320

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

The Company also still retains one self storage facility located in Painesville, Ohio.  The self-storage facility is operated through a partnership agreement between Liberty Self-Stor Ltd. (“Ltd”) and the Company.  Liberty Self Stor, Ltd’s interest in LSS I Limited Partnership (LSS I) is reflected as a non-controlling interest in these consolidated financial statements.  Due to the losses incurred by the self-storage facilities, current and previously owned, the initial investment was previously written off.  The Company may, if business and time warrant, sell the Painesville facility in the future.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2010  and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009.  Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2010.  Certain prior year amounts have been reclassified to conform to the March 31, 2010 presentation.  These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Accounting estimates were revised as necessary during the quarter based on new information and changes in facts and circumstances.  These unaudited consolidated financial statements should be read in conjunction with the comprehensive discussion of the Company’s management estimates and significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2009.

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  See Note 2 to these consolidated financial statements.

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

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, depreciation and depletion, and certain accrued liabilities.  The Company bases estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms.  The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them.  In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables.  The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio.  At March 31, 2010 and December 31, 2009, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

The Company’s accounts receivable, arising from the self-storage business, are due from individuals as well as business entities.  Tenants are required to pay their rent on the first of each month.  Past due amounts are those that are outstanding longer than the contractual payment terms.  If an account is more than 75 days past due, the Company generally writes off the balance directly to expense.  For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances.  Any such recoveries are credited to other income when received.

Property and Equipment

All property and equipment is depreciated using the straight-line method over estimated useful lives of twenty five years for buildings and improvements and five to seven years for furniture and equipment.

The Company uses the successful efforts method of accounting for oil and natural gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves, are capitalized.  Upon sale or retirement of a proved property, the cost and accumulated depreciation, depletion and amortization are eliminated from property accounts and the resultant gain or loss is recognized.

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

The following table presents the Company’s asset retirement obligation activity.

	For the Three Months Ended March 31,
	2010	2009

Asset retirement obligations, beginning of the period	$680,056	$674,517
Liabilities incurred during the period	6,095	-
Revisions in estimated cash flows	-	-
Liabilities settled during the period	-	-
Accretion expense	5,000	9,550
Asset retirement obligations, end of the period	691,151	684,067
Less current liabilities	-	30,000
Asset retirement obligations, net of current maturities	$691,151	$654,067

At March 31, 2010 and December 31, 2009, the Company’s current portion of the asset retirement obligations was $0.

Revenue Recognition

The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured.  The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production volume contracts they currently have in place.  The Company utilizes the sales method to account for gas production volume imbalances.  Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf.  The Company had no material gas imbalances at March 31, 2010 and December 31, 2009.

The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units.  Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019.  Total lease revenue related to these leases was $49,387 and $47,620 for the three months ended March 31, 2010 and 2009, respectively.  Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue from operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending March 31 and thereafter are as follows:

2010	$217,716
2011	220,956
2012	204,478
2013	198,381
2014	184,584
Thereafter	254,636
$1,280,751

Stock-Based Compensation

As of March 31, 2009, 25,000 stock options of the 300,000 that may be granted were outstanding.  No stock options were outstanding as of March 31, 2010.  Additionally, the former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011.  The compensation expense recorded for the restricted shares for the three months ended March 31, 2010 and 2009 was $1,137.

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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects.  The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate.  Any tax penalties or interest expense will be recognized in income tax expense.  No interest and penalties were accrued as of March 31, 2010 or December 31, 2009, or paid during the periods then ended.  The Company does not anticipate a significant change over the next twelve months to any tax liability.

The Company is open to federal and state tax audits until the applicable statute of limitations expire.  There are currently no federal or state income tax examinations underway for the Company.  The tax years after 2006 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.  The Company does, however, have prior year net operating losses which remain open for examination.

Recently Issued Accounting Pronouncements

The Company reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on the financial statements.

Note 2.  Going Concern

The Company’s independent registered accounting firm indicated in the Company’s Form 10-K for the year ended December 31, 2009 in their audit report in an explanatory paragraph that, due to the Company’s recurring losses and outstanding debt of $10.6 million that is currently due and in default, there is substantial doubt at December 31, 2009 about the Company’s ability to continue as a going concern.  The Company’s unaudited consolidated financial statements as of March 31, 2010 have been prepared on the assumption that the Company will continue as a going concern.  The Company has incurred substantial losses, which have strained its financial resources, and the Company’s liabilities exceed its assets at March 31, 2010.  The Company’s $9.5 million line of credit with RBS Citizens, N.A. d/b/a Charter One “Charter One,” was due August 1, 2009 and is in default.  On August 24, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt.  The Company does not have the available cash to repay the line of credit with Charter One.  Charter One has asked the court to appoint a receiver for the Company.  At a May 7, 2010 hearing on the receiver request, the judge set the case for mediation on May 20, 2010.  The Company is still negotiating with Charter One to extend or refinance the line of credit or obtaining substitute financing.  See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.  If the Company is unsuccessful, there is substantial doubt at March 31, 2010 about the Company’s ability to continue as a going concern.

Note 3.  Property and Equipment

Property and equipment consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Oil and Natural Gas Properties:
Proved Properties	$15,691,385	$15,667,171
Unproved Properties	2,242,903	2,260,896
Well Material Inventory	50,349	50,349
Accumulated Depletion	(10,913,947)	(10,492,751)
Total Oil and Natural Gas Properties	7,070,690	7,485,665
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,394,944	2,357,822
Furniture and Equipment	237,595	173,640
Accumulated Depreciation	(1,373,169)	(1,338,970)
Total Other Property and Equipment	1,567,150	1,500,272
Property and Equipment, Net	$8,637,840	$8,985,937

Note 4.  Investment in Unconsolidated Affiliate

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”) which is accounted for using the equity method of accounting.  The Company had a 21.10% and 20.83% ownership in Kykuit at March 31, 2010 and December 31, 2009, respectively.  During the first quarter of 2010, the Company made cash investments totaling $60,440 to Kykuit, including $10,940 previously recorded in accounts payable.  During the first quarter of 2009, the Company made cash investments totaling $240,460 to Kykuit, including $158,225 previously recorded in accounts payable.  The investment by the Company in this venture is $736,495 which includes cash totaling $1,463,330 and a cumulative net book loss of $726,835 at March 31, 2010.  The following table displays the unaudited balance sheets of Kykuit at March 31, 2010 and December 31, 2009 and the unaudited statements of operations for the three months ended March 31, 2010 and 2009, respectively.

   Kykuit Resources LLC
Balance Sheet

	March 31, 2010	December 31, 2009
Current Assets	$48,746	$115,893
Unproved Leaseholds and Development Costs	7,083,958	6,957,065
Furniture and Fixtures, Net of Depreciation	28,904	31,747
Other Assets	21,831	24,087
	$7,183,439	$7,128,792

Current Liabilities	$827,285	$832,728
Paid in Capital	6,936,675	6,786,675
Accumulated Deficit	(580,521)	(490,611)
	$7,183,439	$7,128,792

             Kykuit Resources LLC
            Statement of Operations

	For the Three Months Ended March 31,
	2010	2009
Total Revenues	$-	$-
Total Expenses	89,910	34,095
Net Loss	$(89,910)	$(34,095)

Note 5.  Line of Credit and Long-Term Debt

The Company’s line of credit with Charter One was fully drawn for $9.5 million at March 31, 2010 at a rate of 2.06%.  The Company’s $9.5 million line of credit matured on August 1, 2009.  Charter One received a judgment in its favor against the Company and Richard M. Osborne, the Company’s Chairman and CEO, related to the $9.5 million line of credit.  The Company does not have the available cash to repay the line of credit.  In addition, Charter One has asked the court to appoint a receiver for the Company.  At a hearing on May 7, 2010 on the receiver request, the judge set the case for remediation on May 20, 2010.  The Company is still negotiating with Charter One to extend or refinance the line of credit.

The Painesville facility is encumbered by a mortgage in the original amount of $2,062,128, which matured on March 30, 2009.  On March 25, 2009, LSS I received a letter of commitment from the mortgagor which stated that the loan on the Painesville facility will be extended for five years, maturing on May 1, 2014, using a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. The rate on March 31, 2010 was 2.73%.  Monthly payments include principal of $10,370 plus interest.  The principal amount of the loan as of March 31, 2010 and December 31, 2009 was $1,103,694 and $1,145,174, respectively.

First Merit Bank, the holder of the $1.2 million mortgage on the Painesville facility gave formal notice of certain defaults on August 24, 2009.  The mortgage became accelerated and fully due and payable.  LSS I, the owner of the Painesville facility, of which the Company has a 29.9% interest, does not have the available cash to repay the mortgage.

The original repayment terms for the Painesville loan includes the following principal payments over the next five years ending March 31:

2010	$124,440
2011	124,440
2012	124,440
2013	124,440
2014	605,934
$1,103,694

Interest expense on debt instruments was $62,209 and $138,073 for the three months ended March 31, 2010 and 2009, respectively.

Note 6.  Notes Payable to Related Party

On February 13, 2009, Great Plains Exploration, LLC (Great Plains) loaned the Company $600,000 to fund the Company’s ongoing capital requirements.  Great Plains is owned by Mr. Osborne.  On July 25, 2009, the debt and all interest outstanding was repaid.

Interest expense on the related party note was $0 and $6,181 for the three months ended March 31, 2010 and 2009, respectively.

Note 7.  Interest and Other Revenue

Interest and other revenue for the three months ended March 31, 2010 includes a refund for real estate property tax of $156,738 for tax years 2006 through 2009 on the Painesville self storage facility.

Note 8.  Earnings Per Share

Basic income (loss) per share of common stock is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The restricted stock awards, Class A Limited Partnership conversion and warrants for the three months ended March 31, 2010 were anti-dilutive and had no effect on diluted earnings per share.  The restricted stock awards and Class A Limited Partnership conversion for the three months ended March 31, 2009 were dilutive and effected diluted earnings per share.  The warrants were anti-dilutive for the three months ended March 31, 2009. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.

The following listed items were dilutive for the three months ended March 31:

2009
Weighted average number of common shares outstanding used in basic earnings per common share calculation	9,067,090
Dilutive effect of vested restricted stock awards	19,250
Dilutive effect of Class A Limited Partnership interests	978,818
Weighted average number of common shares outstanding adjusted for effect of dilutive restricted stock awards and Class A convertible stock used in diluted EPS calculation	10,065,158

Income less declared dividend	$118,657
Basic and Diluted:
Earnings per common share, net	$0.01

The Company paid no cash distributions to its common stockholders for the three months ended March 31, 2010 and 2009.  However, the Company declared and paid $26,630 in preferred stock dividends for the three months ended March 31, 2010. The Company declared $26,630 in preferred stock dividends for the three months ended March 31, 2009.

Note 9.  Income Taxes

At December 31, 2009, the Company had net operating loss carry forwards (NOLS) for future years of approximately $15.9 million.  These NOLS will expire at various dates through 2029.  Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.  In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.

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

Note 10.  Other Related Party Transactions

Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which is the owner of a truck rental business, which makes trucks available for short-term rental to the general public, including tenants of the Company’s self-storage facility, and provides for the retail sale of locks, boxes, packing materials and related merchandise at the self-storage facility.  The Company has entered into a cost sharing agreement with Liberty Self-Stor II, Ltd. with respect to the sharing of employees and space at the office of the self-storage facility for the benefit of both companies.  Liberty Self-Stor II, Ltd. owed the Company funds associated with these transactions, as well as for cash advances between the companies, which are included in accounts receivable from related parties in the accompanying consolidated balance sheets and listed in the table below.

The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne.  The current lease has a three year term maturing on April 1, 2012 for $2,000 per month.  Rent expense totaled $6,000 and $4,050 for the three months ending March 31, 2010 and 2009, respectively, and is included in general and administrative expenses.

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs.  The term of the agreement was one year from the effective date.  It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.

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

	March 31, 2010	December 31, 2009
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$720,043	$462,549
Liberty Self Stor II	1,675	727
Various Related Companies	2,273	1,308
	$723,991	$464,584

Accounts Payable:
Great Plains Exploration, LLC.	$69,171	$47,144

Great Plains Exploration, LLC:	For the Three Months Ended March 31,
	2010	2009

Capitalized Costs for Well Property and Equipment	$-	$63,187
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$361,400	$1,331,480

Operating expenses
Well Management, Water Hauling and Service Rig	$71,928	$121,215

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”) which is accounted for using the equity method of accounting.  The Company had a 21.10% and 20.83% ownership in Kykuit at March 31, 2010 and December 31, 2009, respectively.  During the first quarter of 2010, the Company made cash investments totaling $60,440 to Kykuit, including $10,940 previously recorded in accounts payable.  During the first quarter of 2009, the Company made cash investments totaling $240,460 to Kykuit, including $158,225 previously recorded in accounts payable.  The investment by the Company in this venture is $736,495 which includes cash totaling $1,463,330 and a cumulative net book loss of $726,835 at March 31, 2010.  Additional information is disclosed in Note 4 to these financial statements.

Mr. Osborne, the Company’s Chairman and Chief Executive Officer, and Energy Inc., a publicly-held public utility company of which Mr. Osborne is the Chairman, Chief Executive Officer and a significant stockholder, own interests in Kykuit.

Additionally, the Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company until August 26, 2009.  The Company received $20,555 in revenue from the sale of oil and natural gas production, net of pipeline transportation costs, and incurred $9,653 in well management, water hauling and service rig fees for the three months ended March 31, 2009.

Marc C. Krantz, a director and secretary of the Company until August 26, 2009, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.

Note 11. Subsequent Event

As more fully disclosed in Note 5 “Line of Credit and Long-Term Debt” to these financial statements, the Company is in default of its $9.5 million fully-drawn line of credit with Charter One.  On August 24, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt.  The Company does not have the available cash to repay the line of credit with Charter One.  Charter One has asked the court to appoint a receiver for the Company.  At a May 7, 2010 hearing on the receiver request, the judge set the case for mediation on May 20, 2010.  The Company is still negotiating with Charter One to extend or refinance the line of credit.

Note 12. Financial Information Relating to Industry Segments

The Company reports operating segments and reportable segments by business activity according to GAAP, “Disclosure about Segments of an Enterprise and Related Information.”  The Company includes revenues from external customers, interest revenue and expense, depreciation, depletion and amortization and other operating expenses in its measure of segment profit or loss.

The Company’s operations are classified into two principal industry segments.  The following tables present the three months ended March 31, 2010 and 2009.

Three Months ended March 31, 2010	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$582,448	$79,115	$661,563
Interest and other revenue	1,090	156,918	158,008
Total Revenue	583,538	236,033	819,571

Interest Expense	49,034	13,175	62,209
Accretion Expense	5,000	-	5,000
Property Operating Costs	113,934	35,528	149,462
Other Operating expenses	200,083	20,879	220,962
Loss from Unconsolidated Affiliate	18,970	-	18,970
Depreciation, depletion and amortization	425,403	29,924	455,327
Total Operating Expenses	812,424	99,506	911,930
Net Income (Loss)	$(228,886)	$136,527	$(92,359)

Property and Equipment additions	$64,013	$37,122	$101,135

Total Assets	$8,686,775	$1,454,490	$10,141,265

Three Months ended March 31, 2009	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,359,084	$81,272	$1,440,356
Interest and other revenue	3	-	3
Total Revenue	1,359,087	81,272	1,440,359

Interest expense	135,799	8,455	144,254
Accretion expense	9,550	-	9,550
Property Operating Costs	106,144	27,657	133,801
Other Operating expenses	264,653	50,345	314,998
Loss from Unconsolidated Affiliate	6,297	-	6,297
Depreciation, depletion and amortization	680,833	30,013	710,846
Total Operating Expenses	1,203,276	116,470	1,319,746
Net Income (Loss)	$155,811	$(35,198)	$120,613

Property and Equipment additions	$173,794	$-	$173,794

Total Assets	$12,892,276	$1,532,154	$14,424,430

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

As previously reported, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt.  The Company does not have the available cash to repay the line of credit with Charter One.  Charter One has asked the court to appoint a receiver for the Company.  At a May 7, 2010 hearing on the receiver request, the judge set the case for mediation on May 20, 2010.  The Company is still in discussions with Charter One regarding the line of credit.

The Company is still negotiating with First Merit.  However, if the defaults with the First Merit mortgage are not cured, the Company could lose its investment in LSS I, including the Painesville property.

Of course, if the Company is unsuccessful in extending or refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, in the Company’s Form 10-K for the year ended December 31, 2009.  There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2009.

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

The Company’s $9.5 million line of credit with Charter One matured on August 1, 2009.  On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally for $9.5 million plus interest and late charges.  If the Company is unsuccessful in refinancing the line of credit or if it is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern. Charter One has requested that the court appoint a receiver for the Company.  At a May 7, 2010 hearing on the receiver request, the judge set the case for mediation on May 20, 2010.

Additionally, the Company received a letter dated August 24, 2009 from First Merit Bank, N.A., the holder of the $1.2 million mortgage on the Painesville self-storage property owned by LSS I in which the Company has 29.9% interest.  The letter from First Merit Bank, N.A. constituted formal notice to LSS I that, pursuant to cross-default provisions contained in the mortgage documents, certain defaults, including defaults under Mr. Osborne’s debt with First Merit and the Charter One judgment discussed above, must be cured within five days or the mortgage would become accelerated, without further notice or demand, and fully due and payable.  LSS I had been current with its payments on the mortgage.  However, LSS I does not have the available cash to repay the mortgage.

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

The Company’s current assets increased $204,803 to $766,930 at March 31, 2010 from $562,127 at December 31, 2009, largely due to an increase in accounts receivable.

The Company’s current liabilities decreased $62,376, to $11,199,600 at March 31, 2010, from $11,261,976 at December 31, 2009, primarily due to a decrease in accrued expenses.

The Company had a positive cash flow from operating activities of $113,479 for the three months ended March 31, 2010 compared to a negative cash flow of $149,880 for the same period in 2009. The positive cash flow is largely the result of fewer accounts payable being paid in 2010 than in 2009.

The Company had a negative cash flow from investing activities of $161,575 for the three months ended March 31, 2010 compared to a negative cash flow of $414,254 for the same period in 2009. The three months ended March 31, 2010 improved from the same period in the prior year largely due to reduced cash investments in Kykuit and oil and natural gas wells.

The Company had a positive cash flow from financing activities of $26,024 for the three months ended March 31, 2010 compared to a positive cash flow of $571,839 for the same period in 2009.  The positive cash flow for the three months ended March 31, 2009 was due to proceeds from a related party loan.

The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations

Revenues from Operations

Total revenues from operations and interest income decreased $620,788, or 43.1%, to $819,571 for the three months ended March 31, 2010, compared to $1,440,359 for the same period in 2009.  The decrease is due to lower natural gas production and lower contract pricing in 2010, offset by the real estate property tax refund received and the reduction in accrued real estate taxes related to the Painesville self-storage facility.

Expenses from Operations

Total operating expenses decreased $407,816, or 30.9%, to $911,930 for the three months ended March 31, 2010 from $1,319,746 for the same period in 2009.  Several categories decreased in 2010, in particular interest expense decreased due to the maturity of the swap in August 2009, real estate taxes decreased due to the reduction of the property values on two parcels at the Painesville self-storage facility, general and administration decreased with fewer employees and depletion decreased.

Interest expense decreased $82,045, or 56.9%, to $62,209 for the three months ended March 31, 2010 compared to $144,254 for the same period in 2009.  Interest expense was lower for the three months ended March 31, 2010 largely due to the maturity of the swap agreement in August 2009 and lack of loan fee amortizations in 2010.

Accretion expense decreased $4,550, or 47.6%, to $5,000 for the three months ended March 31, 2010 compared to $9,550 for the same period in 2009.

Oil and natural gas production costs increased $7,790, or 7.3%, to $113,934 for the three months ended March 31, 2010 compared to $106,144 for the same period in 2009.  The increase in 2010 is due to payments for free gas to lease owners, snowplowing and gas line installation, offset by lower water hauling and repair expenses than the same period in 2009.

Self-storage property operating expenses increased $7,871, or 28.5%, to $35,528 for the three months ended March 31, 2010 compared to $27,657 for the same period in 2009.  The increase is mostly due to higher snowfall for the three months ended March 31, 2010 which increased snowplowing and snow removal expenses and utility expenses.

Legal and professional fees increased $5,678, or 11.6%, to $54,739 for the three months ended March 31, 2010 compared to $49,061 for the same period in 2009.

Property taxes and insurance expenses decreased $20,481, or 55.4%, to $16,490 for the three months ended March 31, 2010 compared to $36,971 for the same period in 2009.  This decrease is largely due to a reduction in the property values, and consequently the property taxes, on two parcels at the Painesville self-storage facility.

General and administrative expenses decreased $79,233, or 34.6%, to $149,733 for the three months ended March 31, 2010 compared to $228,966 for the same period in 2009.  The decrease in general and administrative expenses is largely due to a decrease in employees and director expense, plus fewer expenditures in most categories for the three months ended March 31, 2010.

Loss from unconsolidated affiliate expense increased $12,673 to $18,970 for the three months ended March 31, 2010 compared to $6,297 for the same period in 2009.  Kykuit expenses increased in 2010 due to recording current well costs as expense instead of as a capitalized cost.

Depreciation, depletion and amortization expenses decreased $255,519, or 35.9%, to $455,327 for the three months ended March 31, 2010 compared to $710,846 for the same period in 2009. The current depletion expense is lower than the same period in 2009 largely due to the reduction in the Company’s depletable base from prior year expense and lower reserve pricing.

Net Income (Loss)

The Company had a net loss from operations of $92,359, for the three months ended March 31, 2010 compared to net income of $120,613 for same period in 2009. The large reduction in natural gas production revenue was due to decreased production volumes and lower contract pricing for the three months ended March 31, 2010, as compared to 2009.  This revenue decrease was partially offset by the Company receiving a refund of real estate taxes in 2010 and lower operating expenses as compared to 2009.

Net Income (Loss) attributable to Non-Controlling Interest

The Company had net income attributable to its non-controlling interest in LSS I of $95,705 for the three months ended March 31, 2010 and a net loss of $24,674 for the same period in 2009.  Although LSS I has usually recorded a loss in prior periods, during the three months ended March 31, 2010 it had income due to the decrease in the property values on the Painesville property in which a refund payment was received.

Net Income (Loss) attributable to John D. Oil and Gas Company

The Company had a net loss attributable to John D. interests of $188,064 for the three months ended March 31, 2010 compared to a net income of $145,287 for the same period in 2009.  The loss for the three months ended March 31, 2010 is largely due to the large reduction in natural gas production revenue due to decreased production volumes and lower pricing in 2010.

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

Off-Balance Sheet Arrangements

The Company had one off-balance sheet arrangement at March 31, 2010, with respect to its investment in Kykuit.  While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since Kykuit currently does not have production revenue but has incurred expenses.  For the three months ended March 31, 2010 and 2009, the Company invested $60,440 and $240,460, respectively, in Kykuit as part of their cash calls and to make up the difference for members not investing.

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

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management under the supervision of and with participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed and reported in the Form 10-K filed March 29, 2010.

Notwithstanding the material weakness described in the Form 10-K filed March 29, 2010, to the best of their knowledge, the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The previous year’s reduction in staff continues to hamper the Company’s ability to maintain adequate segregation of duties.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on August 20, 2009, the Company received a declaration of default with respect to its $9.5 million line of credit with Charter One.  On August 24, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne, and the Richard M. Osborne Trust (of which Mr. Osborne is the sole trustee), jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the loan agreement.  The Company is still negotiating with Charter One with respect to the $9.5 million line of credit.  However, if the Company is unsuccessful in extending or refinancing the line of credit or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.  In addition, Charter One has asked the court to appoint a receiver the Company.  At a May 7, 2010 hearing on the receiver request, the judge set the case for mediation on May 20, 2010.

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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: May 14, 2010
Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: May 14, 2010
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)