Form 10-Q
period 2010-06-30
JOHN D. OIL & GAS CO
filed 2010-08-13
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2010 was 9,067,090 shares.

Except as otherwise indicated, the information contained in this Report is as of June 30, 2010.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4(T). Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 6. Exhibits	27
Signatures	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets:
Cash	$28,222	$22,072
Accounts Receivable	33,264	57,748
Accounts Receivable from Related Parties	514,653	464,584
Other Current Assets	6,794	17,723
Total Current Assets	582,933	562,127

Property and Equipment, Net	8,250,383	8,985,937
Investment in Unconsolidated Affiliate	758,034	705,965
Other Assets	-	5,495

TOTAL ASSETS	$9,591,350	$10,259,524

LIABILITIES AND EQUITY
Current Liabilities:
Line of Credit	$9,497,024	$9,497,024
Current Maturities of Long Term Debt	136,618	1,145,174
Accounts Payable	317,443	370,675
Accounts Payable to Related Parties	27,675	47,144
Accrued Expenses	131,790	201,959
Total Current Liabilities	10,110,550	11,261,976

Long Term Debt, Net of Current Maturities	995,940	-
Asset Retirement Obligation	702,192	680,056
Commitments and Contingencies	-	-

Equity:
Serial Preferred Stock - $.001 par value: 2,000,000
shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock - $.001 par value: 50,000,000 shares
authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,275,513	30,273,239
Accumulated Deficit	(31,796,667)	(31,151,171)
Total John D. Oil and Gas Company Shareholder’s Equity	(1,512,086)	(868,864)
Non-Controlling Interest	(705,246)	(813,644)
Total Equity	(2,217,332)	(1,682,508)

TOTAL LIABILITIES AND EQUITY	$9,591,350	$10,259,524

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Oil and Natural Gas Sales	$572,762	$859,011	$1,155,210	$2,218,094
Self-Storage Operation Revenues	85,755	84,677	164,870	165,950
Interest and Other	21,000	3	179,008	6
Total Revenues	679,517	943,691	1,499,088	2,384,050

Operating Expenses
Interest	72,828	153,291	135,037	297,545
Accretion	11,041	9,550	16,041	19,100
Oil and Natural Gas Production Costs	176,620	206,959	290,554	313,102
Self-Storage Property Operating Expense	35,534	28,711	71,062	56,368
Legal and Professional Fees	198,671	70,471	253,410	119,532
Property Taxes and Insurance	15,602	36,835	32,092	73,806
General and Administrative	147,751	222,806	297,484	451,773
Loss from Unconsolidated Affiliate	11,461	4,896	30,431	11,193
Depreciation, Depletion and Amortization	401,192	758,386	856,519	1,469,232
Total Operating Expenses	1,070,700	1,491,905	1,982,630	2,811,651
Net Loss	(391,183)	(548,214)	(483,542)	(427,601)
Net Income (Loss) attributable to Non-controlling Interest	12,692	(23,805)	108,398	(48,479)
Net Loss attributable to John D. Oil and Gas Company	$(403,875)	$(524,409)	$(591,940)	$(379,122)

Other Comprehensive Income All attributable to John D. Oil and Gas Company:
Change in Fair Value of Cash Flow Hedge	-	53,761	-	90,071

Comprehensive Loss	$(403,875)	$(470,648)	$(591,940)	$(289,051)

Weighted Average Shares Outstanding –Basic and Diluted	9,067,090	9,067,090	9,067,090	9,067,090
Income per Common Share – Basic and Diluted	$(0.05)	$(0.06)	$(0.06)	$(0.05)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Six Months Ended June 30, 2010 and 2009

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at December 31, 2008(audited)	$1	$9,067	$30,268,691	$(28,428,470)	$(133,880)	$(732,100)	$983,309

Restricted Common Stock Award			2,274				2,274
Dividends Declared				(53,556)			(53,556)
Net Loss				(379,122)		(48,479)	(427,601)
Change in Fair Value of Cash Flow Hedge					90,071		90,071

Balance at June 30, 2009 (unaudited)	$1	$9,067	$30,270,965	$(28,861,148)	$(43,809)	$(780,579)	$594,497

Balance at December 31, 2009(audited)	$1	$9,067	$30,273,239	$(31,151,171)	$-	$(813,644)	$(1,682,508)

Restricted Common Stock Award			2,274				2,274
Dividends Declared				(53,556)			(53,556)
Net Income (Loss)				(591,940)		108,398	(483,542)

Balance at June 30, 2010 (unaudited)	$1	$9,067	$30,275,513	$(31,796,667)	$-	$(705,246)	$(2,217,332)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(483,542)	$(427,601)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities
Accretion	16,041	19,100
Loss from Unconsolidated Affiliate	30,431	11,193
Depreciation, Depletion and Amortization	856,519	1,469,232
Restricted Common Stock Award	2,274	2,274
Changes in Operating Assets and Liabilities:
Accounts Receivable	(25,585)	104,851
Other Current Assets	10,929	29,574
Other Assets	5,495	60,624
Accounts Payable	(61,761)	(1,341,199)
Accrued Expenses	(70,169)	(100,249)
Net Cash Provided By (Used In) Operating Activities	280,632	(172,201)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(110,502)	-
Expenditures for Unconsolidated Affiliate	(93,440)	(235,035)
Expenditures for Oil and Natural Gas Wells	(4,368)	(164,754)
Net Cash Used In Investing Activities	(208,310)	(399,789)

Cash Flows from Financing Activities:
Dividends Paid to Preferred Stockholders	(53,556)	(53,556)
Bank Overdraft	-	11,306
Proceeds from Related Party Note Payable	-	600,000
Proceeds from Long Term Debt	63,956	-
Principal Payments on Long Term Debt	(76,572)	(64,061)
Net Cash (Used In) Provided By Financing Activities	(66,172)	493,689

Net Increase (Decrease) in Cash	6,150	(78,301)
Cash, Beginning of Period	22,072	78,301
Cash, End of Period	$28,222	$-

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$115,637	$246,319

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2010  and the results of its operations and cash flows for the three and six months ended June 30, 2010 and 2009.  Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2010.  Certain prior year amounts have been reclassified to conform to the June 30, 2010 presentation.  These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

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

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, depreciation and depletion, and certain accrued liabilities.  The Company bases estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms.  The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them.  In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables.  The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio.  At June 30, 2010 and December 31, 2009, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

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

The following table presents the Company’s asset retirement obligation activity.

	For the Six Months Ended June 30,
	2010	2009

Asset retirement obligations, beginning of the period	$680,056	$674,517
Liabilities incurred during the period	6,095	-
Revisions in estimated cash flows	-	-
Liabilities settled during the period	-	-
Accretion expense	16,041	19,100
Asset retirement obligations, end of the period	702,192	693,617
Less current liabilities	-	30,000
Asset retirement obligations, net of current maturities	$702,192	$663,617

At June 30, 2010 and December 31, 2009, the Company’s current portion of the asset retirement obligations was $0.

Revenue Recognition

The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured.  The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production volume contracts they currently have in place.  The Company utilizes the sales method to account for gas production volume imbalances.  Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf.  The Company had no material gas imbalances at June 30, 2010 and December 31, 2009.

The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units.  Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019. Total lease revenue related to these leases was $52,357 and $51,649 for the three months and $101,744 and $99,269 for the six months ended June 30, 2010 and 2009, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue from operations under non-cancelable leases, excluding options to renew, for each of the five succeeding annual periods ending June 30 and thereafter are as follows:

2011	$220,596
2012	217,960
2013	202,980
2014	193,782
2015	184,584
Thereafter	208,490
$1,228,392

Stock-Based Compensation

Of the 300,000 stock options that may be granted, none were outstanding as of June 30, 2010 and 2009.  The former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011.  The compensation expense recorded for the restricted shares was $1,137 for the three months and $2,274 for the six months ended June 30, 2010 and 2009.

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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects.  The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate.  Any tax penalties or interest expense will be recognized in income tax expense.  No interest and penalties were accrued as of June 30, 2010 or December 31, 2009, or paid during the periods then ended.  The Company does not anticipate a significant change over the next twelve months to any tax liability.

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

Reclassifications

Certain reclassifications of prior year comparative amounts have been made to conform to current period presentation.

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses.  Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  Disclosures to be made as of the end of a reporting period will be effective for the Company’s reporting period ending December 31, 2010; and the disclosures about activity that occurs during a reporting period will be effective for the Company’s reporting period ending March 31, 2011.  Since this ASU will only amend disclosure requirements, not accounting practice, the Company does not anticipate that adoption of this ASU will have any impact on the Company’s financial position, results of operations or cash flows.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on the financial statements.

Note 2.  Going Concern

The Company’s independent registered accounting firm indicated in the Company’s Form 10-K for the year ended December 31, 2009 in their audit report in an explanatory paragraph that, due to the Company’s recurring losses and outstanding debt of $10.6 million that was currently due and then in default, there was substantial doubt at December 31, 2009 about the Company’s ability to continue as a going concern.  The Company’s unaudited consolidated financial statements as of June 30, 2010 have been prepared on the assumption that the Company will continue as a going concern.  The Company has incurred substantial losses, which have strained its financial resources, and the Company’s liabilities exceed its assets at June 30, 2010.  The Company’s $9.5 million line of credit with RBS Citizens, N.A. d/b/a Charter One (“Charter One,”) was due August 1, 2009 and was in default.  On August 24, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt.  On June 18, 2010, the Company, and other parties, and Charter One entered into a forbearance agreement (“the Forbearance Agreement”) pursuant to which Charter One will forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.  The Company does not have the available cash to repay the line of credit with Charter One.  See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.

Note 3.  Property and Equipment

Property and equipment consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Oil and Natural Gas Properties:
Proved Properties	$16,526,707	$16,498,250
Unproved Properties	170,103	188,096
Well Material Inventory	50,349	50,349
Accumulated Depletion	(10,036,418)	(9,251,030)
Total Oil and Natural Gas Properties	6,710,741	7,485,665
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,402,983	2,357,822
Furniture and Equipment	238,980	173,640
Accumulated Depreciation	(1,410,101)	(1,338,970)
Total Other Property and Equipment	1,539,642	1,500,272
Property and Equipment, Net	$8,250,383	$8,985,937

Note 4.  Investment in Unconsolidated Affiliate

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”) which is accounted for using the equity method of accounting.  The Company had a 21.30% and a 20.83% ownership in Kykuit at June 30, 2010 and December 31, 2009, respectively.  On June 18, 2010, the Company pledged its interest in Kykuit to Charter One in connection with the Forbearance Agreement.  During the second quarter of 2010, the Company made cash investments totaling $33,000 to Kykuit.  For the six months ended June 30, 2010, the Company paid $93,440, including $10,940 previously recorded in accounts payable.  The investment by the Company in this venture is $758,034 which includes cash totaling $1,496,330 and a cumulative net book loss of $738,296 at June 30, 2010.  The following table displays the unaudited balance sheets of Kykuit at June 30, 2010 and December 31, 2009 and the unaudited statements of operations for the three and six months ended June 30, 2010 and 2009, respectively.

Kykuit Resources LLC Balance Sheet
	June 30, 2010	December 31, 2009
Current Assets	$64,397	$115,893
Unproved Leaseholds and Development Costs	7,131,031	6,957,065
Furniture and Fixtures, Net of Depreciation	26,060	31,747
Other Assets	21,241	24,087
	$7,242,729	$7,128,792

Current Liabilities	$840,532	$832,728
Paid in Capital	7,036,675	6,786,675
Accumulated Deficit	(634,478)	(490,611)
	$7,242,729	$7,128,792

Kykuit Resources LLC Statement of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Total Revenues	$-	$-	$-	$-
Total Expenses	53,957	25,216	143,867	59,311
Net Loss	$(53,957)	$(25,216)	$(143,867)	$(59,311)

Note 5.  Line of Credit and Long-Term Debt

The Company’s line of credit with Charter One was fully drawn for $9.5 million at June 30, 2010.  Charter One contends that the interest rate at June 30, 2010 is LIBOR plus 1.75% with a LIBOR floor of 3.00%.  The Company believes that there is an interest rate cap of 3.00%.  The parties are in discussions regarding the applicable interest rate.

The Company’s $9.5 million line of credit matured on August 1, 2009.  On August 20, 2009, Charter One received a judgment in its favor against the Company and Richard M. Osborne, the Company’s Chairman and CEO, related to the $9.5 million line of credit.

On June 18, 2010, the Company, Richard M. Osborne (the Company’s Chairman of the Board and Chief Executive Officer and a guarantor of the Company’s line of credit), the Richard M. Osborne Trust (the “Trust”), Great Plains Exploration, LLC (“Great Plains”), and Oz Gas, Ltd. (companies owned by Mr. Osborne) entered into the Forbearance Agreement with Charter One regarding the Company’s $9.5 million line of credit under the Loan and Security Agreement, as amended, dated March 28, 2008, by and among the Company, Richard M. Osborne and Charter One and regarding the $25.0 million loan agreement between Great Plains, Oz Gas and Mr. Osborne and Charter One, dated August 2, 2007 (together, the “Loan Agreements”).  The Company, Mr. Osborne, the Trust, Great Plains and Oz Gas are collectively referred to in the Forbearance Agreement and herein as the “Loan Parties.”

Pursuant to the Forbearance Agreement and during the forbearance period, Charter One agreed to, among other things, forbear from exercising its rights and remedies arising out of the judgments and the Loan Agreements and to stay any action on its motion for the appointment of a receiver.

Under the Forbearance Agreement, Charter One’s agreement to forbear is conditioned upon and subject to the following conditions:

•	Payment by the Loan Parties of a forbearance fee of $40,000 per month during the forbearance period;
•	No material adverse change in the condition of the Loan Parties;
•	An assignment and grant of a security interest by the Company and Great Plains of each of their ownership interests in the Alpha and Panzica wells (the “Wells Assignment”);
•	A pledge by the Loan Parties of their ownership interests in Kykuit Resources LLC (the “Kykuit Pledge”); and
•	A pledge by Mr. Osborne of not less than 800,000 shares of common stock of Gas Natural Inc. with such stock having a market value of not less than $9.6 million pursuant to a pledge agreement.

In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties shall pay Charter One $400,000, including the $40,000 forbearance fee. Such payments shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One contends that the judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One will not take any action to set off funds in any such account.

The forbearance period is effective until July 1, 2011, subject to the earlier termination upon the occurrence of any events of default by any of the Loan Parties, including non-payment of any amounts due by any of the Loan Parties under the Forbearance Agreement.

Because the Company does not have the available cash to repay the line of credit, if the required payments are not made by the Company or any of other Loan Parties, or other events of default occur, under the Forbearance Agreement, or if prior to the end of the forbearance period the Company is unsuccessful in refinancing the line of credit with Charter One or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.

Discussions with Charter One are ongoing and there is no certainty that these discussions will result in satisfactory terms for a revised loan agreement. If Charter One demands repayment of the outstanding amounts payable at the end of the forbearance period, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One.

The Painesville facility is encumbered by a mortgage with First Merit Bank, N.A. by agreement dated June 9, 2009. The loan was deemed to be in default by First Merit Bank, N.A in August 2009 when Charter One sought judgments against the Company regarding its line of credit.

On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank, N.A signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The current rate on June 30, 2010 was 2.85%. The principal amount of the loan as of June 30, 2010 and December 31, 2009 was $1,072,584 and $1,145,174, respectively.

The repayment terms for the Painesville loan include the following principal payments over the next four years ending June 30:

2011	$124,440
2012	124,440
2013	124,440
2014	699,264
$1,072,584

In February 2010, the Company entered into a loan for the purchase of a vehicle which matures in February 2015.  The interest rate is fixed at 2.90%.  The outstanding principal amount of the loan as of June 30, 2010 was $59,974.  The future minimum lease payments over the next five years ending June 30 are as follows:

2011	$12,178
2012	12,536
2013	12,904
2014	13,284
2015	9,072
59,974
Less current portion	(12,178)
$47,796

Interest expense on debt instruments was $72,828 and $141,324 for the three months ended June 30, 2010 and 2009, respectively.  Interest expense for the six months ended June 30, 2010 and 2009, was $135,037 and $279,397, respectively.

Note 6.  Notes Payable to Related Party

On February 13, 2009, Great Plains Exploration, LLC (“Great Plains”) loaned the Company $600,000 to fund the Company’s ongoing capital requirements.  Great Plains is owned by Mr. Osborne.  On July 25, 2009, the debt and all interest outstanding was repaid.

Interest expense on the related party note was $0 and $11,967 for the three months ended June 20, 2010 and 2009, respectively. Interest expense for the six months ended June 30, 2010 and 2009 was $0 and $18,148, respectively.

Note 7.  Interest and Other Revenue

Interest and other revenue for the three and six months ended June 30, 2010 includes a refund for real estate property tax of $21,000 and $177,918, respectively for tax years 2006 through 2009 on the Painesville self storage facility.

Note 8.  Earnings Per Share

Basic income (loss) per share of common stock is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The restricted stock awards, Class A Limited Partnership conversion and warrants for the three and months ended June 30, 2010 and 2009 were anti-dilutive and had no effect on diluted earnings per share.  The Company’s Class A Limited Partnership exchange factor is .1377148 per share.

The Company paid no cash distributions to its common stockholders for the three or six months ended June 30, 2010 and 2009.  However, the Company declared and paid $26,926 in preferred stock dividends for the three months ended June 30, 2010 and 2009. The Company declared and paid $53,556 in preferred stock dividends for the six months ended June 30, 2010 and 2009.

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

The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne.  The current lease has a three year term maturing on April 1, 2012 for $2,000 per month.  Rent expense totaled $6,000 for the three months ended June 30, 2010 and 2009 and $12,000 and $10,000 for the six months ended June 30, 2010 and 2009, respectively, and is included in general and administrative expenses.

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs.  The term of the agreement was one year from the effective date.  It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.

The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne.  The partnership owns one well at June 30, 2010.  The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells.  The Company has invested $174,392 in well tangibles and intangibles at June 30, 2010 and December 31, 2009.

The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.

At June 30, 2010, the Company had a $12,000 invoice outstanding to Oz Gas Ltd., a company owned by Mr. Osborne, for payments made on the Company’s behalf to Charter One.  See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.

The Company paid Orwell Trumbull Pipeline, LLC, a company owned by Mr. Osborne, for telemeter charges.

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

	June 30, 2010	December 31, 2009
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$483,330	$423,566
Liberty Self Stor II	1,485	727
Lucky Brothers	25,000	38,983
Various Related Companies	4,838	1,308
	$514,653	$464,584

Accounts Payable:
Great Plains Exploration, LLC.	$713	$47,144
Big Oats Oilfield Supply Company	14,962	-
Oz Gas Ltd.	12,000	-
	$27,675	$47,144

Great Plains Exploration, LLC:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Capitalized Costs for Well Property and Equipment	$-	$13,458	$-	$76,645
Revenues
Revenue From the Sale of Oil and Natural Gas
Production, net of pipeline transportation costs	$510,624	$826,394	$947,376	$2,157,874
Operating expenses
Well Management, Water Hauling and Service Rig	$127,322	$350,266	$199,250	$471,481

Big Oats Oilfield Supply Company:
Purchases	$3,754	$-	$19,147	$-
Orwell Trumbull Pipeline, LLC
Operating expenses	$1,375	$-	$1,375	$-

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”) which is accounted for using the equity method of accounting.  The Company had a 21.30% and a 20.83% ownership in Kykuit at June 30, 2010 and December 31, 2009, respectively.  During the second quarter of 2010, the Company made cash investments totaling $33,000 to Kykuit.  For the six months ended June 30, 2010, the Company paid $93,440, including $10,940 previously recorded in accounts payable.  The investment by the Company in this venture is $758,034 which includes cash totaling $1,496,330 and a cumulative net book loss of $738,296 at June 30, 2010.  Additional information is disclosed in Note 4 to these financial statements.

Mr. Osborne, the Company’s Chairman and Chief Executive Officer, and Gas Natural Inc., a publicly-held public utility company of which Mr. Osborne is the Chairman, Chief Executive Officer and a significant stockholder, own interests in Kykuit.  These interests were pledged to Charter One in connection with the Forbearance Agreement.

Additionally, the Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company until August 26, 2009.  The Company received $9,554 and $30,109 for revenue from the sale of oil and natural gas production, net of pipeline transportation costs, and incurred $9,393 and $19,046 in well management, water hauling and service rig fees for the three and six months ended June 30, 2009.

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

The Company’s operations are classified into two principal industry segments.  The following tables present the three and six months ended June 30, 2010 and 2009.

Three Months ended June 30, 2010	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$572,762	$85,755	$658,517
Interest and other revenue	-	21,000	21,000
Total Revenue	572,762	106,755	679,517

Interest Expense	65,101	7,727	72,828
Accretion Expense	11,041	-	11,041
Property Operating Costs	176,620	35,534	212,154
Other Operating expenses	326,592	35,432	362,024
Loss from Unconsolidated Affiliate	11,461	-	11,461
Depreciation, depletion and amortization	370,666	30,526	401,192
Total Operating Expenses	961,481	109,219	1,070,700
Net Loss	$(388,719)	$(2,464)	$(391,183)

Property and Equipment additions	$4,310	$9,425	$13,735

Six Months ended June 30, 2010	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,155,210	$164,870	$1,320,080
Interest and other revenue	1,090	177,918	179,008
Total Revenue	1,156,300	342,788	1,499,088

Interest expense	114,135	20,902	135,037
Accretion expense	16,041	-	16,041
Property Operating Costs	290,554	71,062	361,616
Other Operating expenses	526,675	56,311	582,986
Loss from Unconsolidated Affiliate	30,431	-	30,431
Depreciation, depletion and amortization	796,069	60,450	856,519
Total Operating Expenses	1,773,905	208,725	1,982,630
Net Income (Loss)	$(617,605)	$134,063	$(483,542)

Property and Equipment additions	$68,323	$46,547	$114,870

Total Assets	$8,164,724	$1,426,626	$9,591,350

Three Months ended June 30, 2009	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$859,011	$84,677	$943,688
Interest and other revenue	3	-	3
Total Revenue	859,014	84,677	943,691

Interest Expense	144,073	9,218	153,291
Accretion Expense	9,550	-	9,550
Property Operating Costs	206,959	28,711	235,670
Other Operating expenses	279,418	50,694	330,112
Loss from Unconsolidated Affiliate	4,896	-	4,896
Depreciation, depletion and amortization	728,373	30,013	758,386
Total Operating Expenses	1,373,269	118,636	1,491,905
Net Loss	$(514,255)	$(33,959)	$(548,214)

Property and Equipment additions	$-	$-	$-

Six Months ended June 30, 2009	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$2,218,094	$165,950	$2,384,044
Interest and other revenue	6	-	6
Total Revenue	2,218,100	165,950	2,384,050

Interest expense	279,872	17,673	297,545
Accretion expense	19,100	-	19,100
Property Operating Costs	313,102	56,368	369,470
Other Operating expenses	544,071	101,040	645,111
Loss from Unconsolidated Affiliate	11,193	-	11,193
Depreciation, depletion and amortization	1,409,207	60,025	1,469,232
Total Operating Expenses	2,576,545	235,106	2,811,651
Net Loss	$(358,445)	$(69,156)	$(427,601)

Property and Equipment additions	$164,754	$-	$164,754

Total Assets	$11,960,669	$1,501,961	$13,462,630

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

As previously disclosed in the Company’s Form 8-K filed on June 25, 2010 with the Securities and Exchange Commission, on June 18, 2010, the Company, along with Mr. Osborne, the Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), have entered into a Forbearance Agreement with Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.  Pursuant to the Forbearance Agreement and during the forbearance period, the parties must pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full.  See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.

Discussions with Charter One are ongoing and there is no certainty that these discussions will result in satisfactory terms for a revised loan agreement.  If Charter One demands repayment of the outstanding amounts payable at the end of the forbearance period, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One.

On May 11, 2010, Liberty Self  Stor, LTD and First Merit Bank N.A. signed a loan modification agreement which waived the prior defaults.  The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points.  Monthly payments include principal of $10,370 plus interest.

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

On June 18, 2010, the Company, along with Richard M. Osborne, the Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), have entered into a Forbearance Agreement with Charter One pursuant to which Charter One will forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.

The Company, Mr. Osborne, the Trust, Great Plains and Oz Gas are collectively referred to in the Forbearance Agreement and herein as the “Loan Parties.”

Under the Forbearance Agreement, Charter One’s agreement to forbear is conditioned upon and subject to the following conditions:

•	Payment by the Loan Parties of a forbearance fee of $40,000 per month during the forbearance period;
•	No material adverse change in the condition of the Loan Parties;
•	An assignment and grant of a security interest by the Company and Great Plains of each of their ownership interests in the Alpha and Panzica wells (the “Wells Assignment”);

•	A pledge by the Loan Parties of their ownership interests in Kykuit Resources LLC (the “Kykuit Pledge”); and
•	A pledge by Mr. Osborne of not less than 800,000 shares of common stock of Gas Natural Inc. with such stock having a market value of not less than $9.6 million pursuant to a pledge agreement.

In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties shall pay Charter One $400,000, including the $40,000 forbearance fee. Such payments shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One contends that the judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One will not take any action to set off funds in any such account.

The forbearance period is effective until July 1, 2011, subject to the earlier termination upon the occurrence of any events of default by any of the Loan Parties, including non-payment of any amounts due by any of the Loan Parties under the Forbearance Agreement.

Because the Company does not have the available cash to repay the line of credit, if the required payments are not made by the Company or any of the other Loan Parties, or other events of default occur, under the Forbearance Agreement or if prior to the end of the forbearance period the Company is unsuccessful in refinancing its line of credit with Charter One or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.

Discussions with Charter One are ongoing and there is no certainty that these discussions will result in satisfactory terms for a revised loan agreement.

On May 11, 2010, Liberty Self  Stor, LTD and First Merit Bank N.A. signed a loan modification agreement which waived the prior defaults and continued the terms set forth under the original loan commitment letter dated March 25, 2009 for the Painesville facility.  Those terms include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points.  Monthly payments include principal of $10,370 plus interest.

The Company’s current assets increased $20,806 to $582,933 at June 30, 2010 from $562,127 at December 31, 2009, largely due to an increase in accounts receivable from related parties.

The Company’s current liabilities decreased $1,151,426, to $10,110,550 at June 30, 2010, from $11,261,976 at December 31, 2009, primarily due to reclassifying a majority of the Painesville property loan from current liabilities to long term debt after settling with First Merit Bank N.A.

The Company had a positive cash flow from operating activities of $280,632 for the six months ended June 30, 2010 compared to a negative cash flow of $172,201 for the same period in 2009. The positive cash flow is a result of fewer accounts payable being paid in 2010 than in 2009 net of cash collected on accounts receivable slowing down in 2010 as compared to 2009.

The Company had a negative cash flow from investing activities of $208,310 for the six months ended June 30, 2010 compared to a negative cash flow of $399,789 for the same period in 2009. The six months ended June 30, 2010 improved from the same period in the prior year largely due to reduced cash investments in Kykuit and in oil and natural gas wells offset by additional purchases of property and equipment.

The Company had a negative cash flow from financing activities of $66,172 for the six months ended June 30, 2010 compared to a positive cash flow of $493,689 for the same period in 2009.  The positive cash flow for the six months ended June 30, 2009 was due to proceeds from a related party loan.

The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations

Revenues from Operations

Total revenues from operations and interest income decreased $264,174, or 28.0%, to $679,517 for the three months ended June 30, 2010, compared to $943,691 for the same period in 2009. Total revenues from operations and interest income decreased $884,962, or 37.1%, to $1,499,088 for the six months ended June 30, 2010, compared to $2,384,050 for the same period in 2009.  The decrease is due to lower natural gas production and lower contract pricing in 2010, offset by the real estate property tax refund received and the reduction in accrued real estate taxes related to the Painesville self-storage facility.

Expenses from Operations

Total operating expenses decreased $421,205, or 28.2%, to $1,070,700 for the three months ended June 30, 2010 from $1,491,905 for the same period in 2009.  Total operating expenses decreased $829,021, or 29.5%, to $1,982,630 for the six months ended June 30, 2010 from $2,811,651 for the same period in 2009.  Several categories decreased in 2010, in particular interest expense decreased due to the maturity of the swap in August 2009, real estate taxes decreased due to the reduction of the property values on two parcels at the Painesville self-storage facility, general and administration decreased with fewer employees and depletion decreased.  These reductions were only partially offset by increased legal expenses in the three months ended June 30, 2010.

Interest expense decreased $80,463, or 52.5%, to $72,828 for the three months ended June 30, 2010 compared to $153,291 for the same period in 2009.  Interest expense decreased $162,508, or 54.6%, to $135,037 for the six months ended June 30, 2010 compared to $297,545 for the same period in 2009.  Interest expense was lower for the three and six months ended June 30, 2010 largely due to the maturity of the swap agreement in August 2009 and loan fees fully amortizing in 2009.

Accretion expense increased $1,491, or 15.6%, to $11,041 for the three months ended June 30, 2010 compared to $9,550 for the same period in 2009.  Accretion expense decreased $3,059, or 16.0%, to $16,041 for the six months ended June 30, 2010 compared to $19,100 for the same period in 2009.

Oil and natural gas production costs decreased $30,339, or 14.7%, to $176,620 for the three months ended June 30, 2010 compared to $206,959 for the same period in 2009.  Oil and natural gas production costs decreased $22,548, or 7.2%, to $290,554 for the six months ended June 30, 2010 compared to $313,102 for the same period in 2009.  The decrease for the three and six months ended June 30, 2010 is largely due to lower water hauling and water treatment expenses offset partially by county production taxes and repair expenses compared to the same period in 2009.

Self-storage property operating expenses increased $6,823, or 23.8%, to $35,534 for the three months ended June 30, 2010 compared to $28,711 for the same period in 2009. Self-storage property operating expenses increased $14,694, or 26.1%, to $71,062 for the six months ended June 30, 2010 compared to $56,368 for the same period in 2009. The increase for the three months ended June 30, 2010 compared to the same period in 2009 is largely due to increased repairs and utility expenses. The increase for the six months ended June 30, 2010 compared to the same period in 2009 is largely due to increased repairs, utility payments and snowplowing expenses.

Legal and professional fees increased $128,200, or 181.9% to $198,671 for the three months ended June 30, 2010 compared to $70,471 for the same period in 2009.  Legal and professional fees increased $133,878, or 112.0% to $253,410 for the six months ended June 30, 2010 compared to $119,532 for the same period in 2009.  The increases for the three and six months ended June 30, 2010 compared to the same period in 2009 are directly related to the forbearance settlement on June 18, 2010 with RBS Citizens, N.A. whereby the Company has had to pay its attorney expenses and the Bank’s as part of the court settlement.

Property taxes and insurance expenses decreased $21,233, or 57.6%, to $15,602 for the three months ended June 30, 2010 compared to $36,835 for the same period in 2009.  Property taxes and insurance expenses decreased $41,714, or 56.5%, to $32,092 for the six months ended June 30, 2010 compared to $73,806 for the same period in 2009.  This decrease is largely due to a reduction in the property values, and consequently the property taxes, on two parcels at the Painesville self-storage facility.

General and administrative expenses decreased $75,055 or 33.7%, to $147,751 for the three months ended June 30, 2010 compared to $222,806 for the same period in 2009.  General and administrative expenses decreased $154,289, or 34.2%, to $297,484 for the six months ended June 30, 2010 compared to $451,773 for the same period in 2009.  The decrease in general and administrative expenses for the three and six months is largely due to a decrease in employees and benefits, director and officer insurance and  director meeting expense, plus lower expenditures in most categories.

Loss from unconsolidated affiliate expense increased $6,565 or 134.1%, to $11,461 for the three months ended June 30, 2010 compared to $4,896 for the same period in 2009. Loss from unconsolidated affiliate expense increased $19,238 or 171.9%, to $30,431 for the six months ended June 30, 2010 compared to $11,193 for the same period in 2009. Kykuit expenses increased in 2010 due to recording current well costs as expense instead of as a capitalized cost.

Depreciation, depletion and amortization expenses decreased $357,194, or 47.1%, to $401,192 for the three months ended June 30, 2010 compared to $758,386 for the same period in 2009. Depreciation, depletion and amortization expenses decreased $612,713, or 41.7%, to $856,519 for the six months ended June 30, 2010 compared to $1,469,232 for the same period in 2009. The current depletion expense is lower than the same period in 2009 largely due to the reduction in the Company’s depletable base from prior year expense and lower reserve pricing.

Net Loss

The Company had a net loss from operations of $391,183, for the three months ended June 30, 2010 compared to a net loss of $548,214 for same period in 2009. The Company had a net loss from operations of $483,542, for the six months ended June 30, 2010 compared to a net loss of $427,601 for same period in 2009. The large reduction in natural gas production revenue was due to lower natural gas production and lower contract pricing in 2010 compared to 2009.  This revenue decrease was partially offset by the Company receiving a refund of real estate taxes in 2010 and lower overall operating expenses as compared to 2009.

Net Income (Loss) attributable to Non-Controlling Interest

The Company had net income attributable to its non-controlling interest in LSS I of $12,692 for the three months ended June 30, 2010 and a net loss of $23,805 for the same period in 2009.  The Company had net income attributable to its non-controlling interest in LSS I of $108,398 for the six months ended June 30, 2010 and a net loss of $48,479 for the same period in 2009.  Although LSS I has usually recorded a loss in prior periods, during the three and six months ended June 30, 2010, it had income due to the decrease in the property values on the Painesville property in which a refund payment was received.

Net Loss attributable to John D. Oil and Gas Company

The Company had a net loss attributable to John D. interests of $403,875 for the three months ended June 30, 2010 compared to a net loss of $524,409 for the same period in 2009.  The Company had a net loss attributable to John D. interests of $591,940 for the six months ended June 30, 2010 compared to a net loss of $379,122 for the same period in 2009.  The greater loss for the six months ended June 30, 2010 is largely due to the reduction in natural gas production revenue due to decreased production volumes and lower contract pricing in 2010.

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

Off-Balance Sheet Arrangements

The Company had one off-balance sheet arrangement at June 30, 2010, with respect to its investment in Kykuit.  While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since Kykuit currently does not have production revenue but has incurred expenses.  For the six months ended June 30, 2010 and 2009, the Company invested $93,440 and $393,260, respectively, in Kykuit as part of their cash calls and to make up the difference for members not investing.

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

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company’s management under the supervision of and with participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed and reported in the Company’s Form 10-K filed March 29, 2010.

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

On June 18, 2010, the Company, along with Mr. Osborne, the Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), entered into a Forbearance Agreement with RBS Citizens, N.A. dba Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.  Pursuant to the Forbearance Agreement and during the forbearance period, the parties must pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full.

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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: August 13, 2010
Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Jean Mihitsch	Dated: August 13, 2010
C. Jean Mihitsch
Chief Financial Officer
(Principal Financial and Accounting Officer)