Form 10-Q
period 2010-09-30
JOHN D. OIL & GAS CO
filed 2010-11-12
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 5, 2010 was 9,067,090 shares.
Except as otherwise indicated, the information contained in this Report is as of September 30, 2010.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$—	$22,072
Accounts Receivable	35,574	57,748
Accounts Receivable from Related Parties	550,803	464,584
Other Current Assets	149,762	17,723

Total Current Assets	736,139	562,127

Property and Equipment, Net	7,980,156	8,985,937
Investment in Unconsolidated Affiliate	755,414	705,965
Other Assets	—	5,495

TOTAL ASSETS	$9,471,709	$10,259,524

LIABILITIES AND EQUITY
Current Liabilities:
Bank Overdraft	$114,999	$—
Line of Credit	9,480,187	9,497,024
Current Maturities of Long Term Debt	136,940	1,145,174
Accounts Payable	287,610	370,675
Accounts Payable to Related Parties	182,695	47,144
Accrued Expenses	135,461	201,959

Total Current Liabilities	10,337,892	11,261,976

Long Term Debt, Net of Current Maturities	961,501	—
Asset Retirement Obligation	713,232	680,056
Commitments and Contingencies	—	—

Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock — $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,276,650	30,273,239
Accumulated Deficit	(32,117,365)	(31,151,171)

Total John D. Oil and Gas Company Shareholder’s Equity	(1,831,647)	(868,864)
Non-Controlling Interest	(709,269)	(813,644)

Total Equity	(2,540,916)	(1,682,508)

TOTAL LIABILITIES AND EQUITY	$9,471,709	$10,259,524

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Oil and Natural Gas Sales	$485,008	$757,798	$1,640,218	$2,975,892
Self-Storage Operation Revenues	86,917	81,787	251,787	247,737
Interest and Other	—	2	179,008	8

Total Revenues	571,925	839,587	2,071,013	3,223,637

Operating Expenses
Interest	178,984	92,631	314,021	390,176
Accretion	11,040	9,552	27,081	28,653
Oil and Natural Gas Production Costs	116,291	154,732	406,845	467,834
Self-Storage Property Operating Expense	40,082	30,850	111,144	87,217
Legal and Professional Fees	56,543	117,684	309,953	237,217
Property Taxes and Insurance	18,339	32,304	50,431	106,110
General and Administrative	162,083	149,000	459,567	600,773
Loss from Unconsolidated Affiliate	2,620	3,406	33,051	14,599
Depreciation, Depletion and Amortization	283,442	532,346	1,139,961	2,001,577

Total Operating Expenses	869,424	1,122,505	2,852,054	3,934,156

Net Loss	(297,499)	(282,918)	(781,041)	(710,519)
Net Income (Loss) attributable to Non-controlling Interest	(4,022)	(11,462)	104,375	(59,941)

Net Loss attributable to John D. Oil and Gas Company	$(293,477)	(271,456)	$(885,416)	$(650,578)

Other Comprehensive Income All attributable to John D. Oil and Gas Company:
Change in Fair Value of Cash Flow Hedge	—	43,809	—	133,880

Comprehensive Loss	$(293,477)	$(227,647)	$(885,416)	$(516,698)

Weighted Average Shares Outstanding — Basic and Diluted	9,067,090	9,067,090	9,067,090	9,067,090

Income per Common Share — Basic and Diluted	$(0.04)	$(0.03)	$(0.11)	$(0.08)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Equity
For The Nine Months Ended September 30, 2010 and 2009

					Accumulated
					Other	Non-
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Stock	Stock	Capital	Deficit	Income (Loss)	Interest	Total

Balance at December 31, 2008 (audited)	$1	$9,067	$30,268,691	$(28,428,470)	$(133,880)	$(732,100)	$983,309

Restricted Common Stock Award			3,411				3,411
Dividends Declared and Paid				(80,778)			(80,778)
Net Loss				(650,578)		(59,941)	(710,519)
Change in Fair Value of Cash Flow Hedge					133,880		133,880

Balance at September 30, 2009 (unaudited)	$1	$9,067	$30,272,102	$(29,159,826)	$—	$(792,041)	$329,303

Balance at December 31, 2009 (audited)	$1	$9,067	$30,273,239	$(31,151,171)	$—	$(813,644)	$(1,682,508)

Restricted Common Stock Award			3,411				3,411
Dividends Declared and Paid				(80,778)			(80,778)
Net Income (Loss)				(885,416)		104,375	(781,041)

Balance at September 30, 2010 (unaudited)	$1	$9,067	$30,276,650	$(32,117,365)	$—	$(709,269)	$(2,540,916)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(781,041)	$(710,519)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Accretion	27,081	28,653
Loss from Unconsolidated Affiliate	33,051	14,599
Depreciation, Depletion and Amortization	1,139,961	2,001,577
Restricted Common Stock Award	3,411	3,411
Changes in Operating Assets and Liabilities:
Accounts Receivable	(64,045)	973,530
Other Current Assets	(132,039)	44,000
Other Assets	5,495	54,818
Accounts Payable	63,426	(1,547,053)
Accrued Expenses	(66,498)	(109,922)

Net Cash Provided By Operating Activities	228,802	753,094

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(117,592)	—
Expenditures for Unconsolidated Affiliate	(93,440)	(235,035)
Expenditures for Oil and Natural Gas Wells	(10,493)	(396,923)

Net Cash Used In Investing Activities	(221,525)	(631,958)

Cash Flows from Financing Activities:
Dividends Paid to Preferred Stockholders	(80,778)	(80,778)
Bank Overdraft	114,999	—
Proceeds from Related Party Note Payable	—	600,000
Proceeds from Long Term Debt	63,956	—
Payments on Line of Credit	(16,837)	—
Principal Payments on Related Party Debt	—	(600,000)
Principal Payments on Long Term Debt	(110,689)	(97,133)

Net Cash Used In Financing Activities	(29,349)	(177,911)

Net Decrease in Cash	(22,072)	(56,775)
Cash, Beginning of Period	22,072	78,301

Cash, End of Period	$—	$21,526

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$279,194	$369,175

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2010 and the results of its operations and cash flows for the three and nine months ended September 30, 2010 and 2009. Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the September 30, 2010 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.
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
The Company’s oil and natural gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and are expected to continue to be volatile. Proved reserves are based on current oil and natural gas prices and estimated reserves, which is considered a significant estimate by the Company, and is subject to change.
Accounts Receivable
The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio and related party accounting treatments.
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
At September 30, 2010 and December 31, 2009, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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
The following table presents the Company’s asset retirement obligation activity.

	For the Nine Months Ended
	September 30,
	2010	2009

Asset retirement obligations, beginning of the period	$680,056	$674,517
Liabilities incurred during the period	6,095	—
Liabilities settled during the period	—	(26,000)
Accretion expense	27,081	28,653

Asset retirement obligations, end of the period	713,232	677,170

Less current liabilities	—	—

Asset retirement obligations, net of current maturities	$713,232	$677,170

At September 30, 2010 and December 31, 2009, the Company’s current portion of the asset retirement obligations was $0.
Revenue Recognition
The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production volume contracts they currently have in place. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2010 and December 31, 2009.
The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019. Total lease revenue related to these leases was $54,962 and $48,214 for the three months and $156,706 and $147,483 for the nine months ended September 30, 2010 and 2009, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
Future minimum lease revenue from operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending September 30 and thereafter are as follows:

2011	$219,360
2012	212,170
2013	201,684
2014	187,887
2015	171,378
Thereafter	174,470

$1,166,949

Stock-Based Compensation
Of the 300,000 stock options that may be granted, none were outstanding as of September 30, 2010 and 2009, respectively. The former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011. The compensation expense recorded for the restricted shares was $1,137 for the three months and $3,411 for the nine months ended September 30, 2010 and 2009.
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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of September 30, 2010 or December 31, 2009, or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.
The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. The tax years after 2007 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.
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
Note 2. Going Concern
The Company’s independent registered accounting firm indicated, in the Company’s Form 10-K for the year ended December 31, 2009, in their audit report in an explanatory paragraph that, due to the Company’s recurring losses and outstanding debt of $10.6 million that was currently due and then in default, there was substantial doubt at December 31, 2009 about the Company’s ability to continue as a going concern. The Company’s unaudited consolidated financial statements as of September 30, 2010 have been prepared on the assumption that the Company will continue as a going concern. The Company has incurred substantial losses, which have strained its financial resources, and the Company’s liabilities exceed its assets at September 30, 2010. The Company’s $9.5 million line of credit with RBS Citizens, N.A. d/b/a Charter One (“Charter One,”) was due August 1, 2009 and was in default. On August 24, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt. On June 18, 2010, the Company, and other parties, and Charter One entered into a forbearance agreement, (“the Forbearance Agreement”) pursuant to which Charter One will forbear from enforcing its rights and remedies under the Company’s line of credit, as well as the other parties’ loan agreements, until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. The Company does not have the available cash to repay the line of credit with Charter One. See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.

Note 3. Property and Equipment
Property and equipment consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$16,529,639	$16,516,743
Unproved Properties	173,230	169,536
Well Material Inventory	50,349	50,349
Accumulated Depletion	(10,283,394)	(9,250,963)

Total Oil and Natural Gas Properties	6,469,824	7,485,665
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,402,983	2,357,822
Furniture and Equipment	246,070	173,640
Accumulated Depreciation	(1,446,501)	(1,338,970)

Total Other Property and Equipment	1,510,332	1,500,272

Property and Equipment, Net	$7,980,156	$8,985,937

Note 4. Investment in Unconsolidated Affiliate
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”) which is accounted for using the equity method of accounting. The Company had a 21.30% and a 20.83% ownership in Kykuit at September 30, 2010 and December 31, 2009, respectively. On June 18, 2010, the Company pledged its partnership interest in Kykuit to Charter One in connection with the Forbearance Agreement. During the third quarter of 2010, the Company borrowed funds totaling $39,789 from Kykuit. For the nine months ended, the Company made cash investments totaling $93,440 to Kykuit, including $10,940 previously recorded in accounts payable. The investment by the Company in this venture is $755,414 which includes cash totaling $1,496,330 and a cumulative net book loss of $740,916 at September 30, 2010. The following table displays the unaudited balance sheets of Kykuit at September 30, 2010 and December 31, 2009 and the unaudited statements of operations for the three and nine months ended September 30, 2010 and 2009, respectively.

Kykuit Resources LLC
Balance Sheet

	September 30, 2010	December 31, 2009
Current Assets	$34,137	$115,893
Unproved Leaseholds and Development Costs	7,133,070	6,957,065
Furniture and Fixtures, Net of Depreciation	23,216	31,747
Other Assets	18,485	24,087

	$7,208,908	$7,128,792

Current Liabilities	$819,012	$832,728
Paid in Capital	7,036,675	6,786,675
Accumulated Deficit	(646,779)	(490,611)

	$7,208,908	$7,128,792

Kykuit Resources LLC
Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total Revenues	$—	$—	$—	$—
Total Expenses	12,301	16,892	156,168	76,203

Net Loss	$(12,301)	$(16,892)	$(156,168)	$(76,203)

Note 5. Line of Credit and Long-Term Debt
The Company’s line of credit with Charter One was fully drawn for $9.5 million at September 30, 2010 at a rate of 4.75%. Charter One contends that the interest rate at September 30, 2010 is LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. Also, Charter One has applied a default rate to the loan from January 4, 2010 thru June 18, 2010. As the Company does not agree with the rates being charged, it has not recorded interest expense of approximately $171,000 at September 30, 2010. The parties are in discussions regarding the applicable interest rates. In addition, the Company has made payments of approximately $147,000 to Charter One that have not been reflected as a reduction of principal or payment of interest and therefore are included in other assets at September 30, 2010.
The Company’s $9.5 million line of credit matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company and Richard M. Osborne, the Company’s Chairman and CEO, related to the $9.5 million line of credit.
On June 18, 2010, the Company, Richard M. Osborne (the Company’s Chairman of the Board and Chief Executive Officer and a guarantor of the Company’s line of credit), the Richard M. Osborne Trust (the “Trust”), Great Plains Exploration, LLC (“Great Plains”), and Oz Gas, Ltd. (companies owned by Mr. Osborne) entered into a Forbearance Agreement with Charter One regarding the Company’s $9.5 million line of credit under the Loan and Security Agreement, as amended, dated March 28, 2008, by and among the Company, Richard M. Osborne and Charter One and regarding the $25.0 million loan agreement between Great Plains, Oz Gas and Mr. Osborne and Charter One, dated August 2, 2007 (together, the “Loan Agreements”). The Company, Mr. Osborne, the Trust, Great Plains and Oz Gas are collectively referred to in the Forbearance Agreement and herein as the “Loan Parties.”

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
Commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties shall pay Charter One $400,000, including the $40,000 forbearance fee. One third of the $400,000 has been allocated to be paid monthly by the Company. Such payments shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amount due under the judgments. The judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rates, including a default rate for part of the period. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One. While these conditions are met, Charter One will not take any action to set off funds in any such account.
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
Discussions with Charter One are ongoing and there is no certainty that these discussions will result in satisfactory terms of a revised loan agreement or a revised loan agreement at all. If Charter One demands repayment of the outstanding amounts payable at the end of the forbearance period, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One.

The Painesville facility is encumbered by a mortgage with First Merit Bank, N.A. by agreement dated June 9, 2009. The loan was deemed to be in default by First Merit Bank, N.A. in August 2009 when Charter One sought judgments against the Company regarding its line of credit.
On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank, N.A signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The current rate on September 30, 2010 was 2.76%. The principal amount of the loan as of September 30, 2010 and December 31, 2009 was $1,041,474 and $1,145,174, respectively.
The repayment terms for the Painesville loan include the following principal payments over the next four years ending September 30:

2011	$124,440
2012	124,440
2013	124,440
2014	668,154

$1,041,474

In February 2010, the Company entered into a loan for the purchase of a vehicle which matures in February 2015. The interest rate is fixed at 2.90%. The outstanding principal amount of the loan as of September 30, 2010 was $56,967. The future minimum lease payments over the next five years ending September 30 are as follows:

2011	$12,500
2012	12,399
2013	12,998
2014	13,380
2015	5,690

56,967
Less current portion	(12,500)

$44,467

Interest expense on these debt instruments was $178,984 and $89,343 for the three months and $314,021 and $368,740 for the nine months ended September 30, 2010 and 2009, respectively.
Note 6. Notes Payable to Related Party
On February 13, 2009, Great Plains Exploration, LLC (“Great Plains”) loaned the Company $600,000 to fund the Company’s ongoing capital requirements. Great Plains is owned by Mr. Osborne. On July 25, 2009, the debt and all interest outstanding was repaid.
Interest expense on the related party note was $0 and $3,288 for the three months and $0 and $21,436 for the nine months ended September 30, 2010 and 2009, respectively.

Note 7. Interest and Other Revenue
Interest and other revenue for the nine months ended September 30, 2010 includes a refund for real estate property tax of $177,918 for tax years 2006 through 2009 on the Painesville self storage facility from the first half of 2010.
Note 8. Earnings Per Share
Basic income (loss) per share of common stock is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.
The restricted stock awards, Class A Limited Partnership conversion and warrants for the three and nine months ended September 30, 2010 and 2009 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.
The Company paid no cash distributions to its common stockholders for the three or nine months ended September 30, 2010 and 2009. However, the Company declared and paid $27,222 in preferred stock dividends for the three months ended September 30, 2010 and 2009, respectively. The Company declared and paid $80,778 in preferred stock dividends for the nine months ended September 30, 2010 and 2009, respectively.
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
The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on April 1, 2012 for $2,000 per month. Rent expense totaled $6,000 for the three months ended September 30, 2010 and 2009 and $18,000 and $16,050 for the nine months ended September 30, 2010 and 2009, respectively, and is included in general and administrative expenses.

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.
The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne. The partnership owns one well at September 30, 2010. The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells. The Company has invested $174,392 in well tangibles and intangibles at September 30, 2010 and December 31, 2009.
The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.
At September 30, 2010, the Company had a $12,000 invoice outstanding to Oz Gas Ltd., a company owned by Mr. Osborne, for payments made on the Company’s behalf to Charter One. See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.
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

	September 30,	December 31,
	2010	2009
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC	$531,684	$423,566
Liberty Self Stor II	2,054	727
Lucky Brothers	10,000	38,983
Various Related Companies	7,065	1,308

	$550,803	$464,584

Accounts Payable:
Great Plains Exploration, LLC	$107,545	$47,144
Big Oats Oilfield Supply Company	17,430	—
OzGas Ltd.	12,000	—
Kykuit Resources LLC	39,789	—
Osair, Inc.	5,912	—
Orwell Natural Gas	19	—

	$182,695	$47,144

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Great Plains Exploration, LLC:
Capitalized Costs for Well Property and Equipment	$—	$93,765	$—	$170,410
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$445,882	$740,828	$1,393,258	$2,892,705
Operating expenses
Well Management, Water Hauling and Service Rig	$107,756	$136,798	$307,006	$391,560
Big Oats Oilfield Supply Company:
Purchases	$2,089	$—	$21,236	$—
Orwell Trumbull Pipeline, LLC
Operating expenses	$—	$—	$1,375	$—
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit which is accounted for using the equity method of accounting. The Company had a 21.30% and a 20.83% ownership in Kykuit at September 30, 2010 and December 31, 2009, respectively. On June 18, 2010, the Company pledged its interest in Kykuit to Charter One in connection with the Forbearance Agreement. During the third quarter of 2010, the Company borrowed funds totaling $39,789 from Kykuit. For the nine months ended, the Company made cash investments totaling $93,440 to Kykuit, including $10,940 previously recorded in accounts payable. The investment by the Company in this venture is $755,414 which includes cash totaling $1,496,330 and a cumulative net book loss of $740,916 at September 30, 2010. Additional information is disclosed in Note 4 to these financial statements.
Mr. Osborne, the Company’s Chairman and Chief Executive Officer, and Gas Natural Inc., a publicly-held public utility company of which Mr. Osborne is the Chairman, Chief Executive Officer and a significant stockholder, owns interests in Kykuit. Mr. Osborne’s personal interests in Kykuit were pledged to Charter One in connection with the Forbearance Agreement.
Additionally, the Company has non-operator joint venture operating agreements with J. R. Smail, Inc., a corporation owned by James R. Smail, a director of the Company until August 26, 2009. The Company received $16,970 and $53,076 for revenue from the sale of oil and natural gas production, net of pipeline transportation costs, and incurred $5,434 and $13,917 in well management, water hauling and service rig fees for the three and nine months ended September 30, 2009.
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

The Company’s operations are classified into two principal industry segments. The following tables present the three and nine months ended September 30, 2010 and 2009.

	Oil and Gas	Self-Storage
Three Months ended September 30, 2010	Production	Facilities	Total
Revenues from external customers	$485,008	$86,917	$571,925
Interest and other revenue	—	—	—

Total Revenue	485,008	86,917	571,925

Interest Expense	171,351	7,633	178,984
Accretion Expense	11,040	—	11,040
Property Operating Costs	116,291	40,082	156,373
Other Operating expenses	222,627	14,338	236,965
Loss from Unconsolidated Affiliate	2,620	—	2,620
Depreciation, depletion and amortization	252,843	30,599	283,442

Total Operating Expenses	776,772	92,652	869,424

Net Loss	$(291,764)	$(5,735)	$(297,499)

Property and Equipment additions	$13,215	$—	$13,215

	Oil and Gas	Self-Storage
Nine Months ended September 30, 2010	Production	Facilities	Total
Revenues from external customers	$1,640,218	$251,787	$1,892,005
Interest and other revenue	1,090	177,918	179,008

Total Revenue	1,641,308	429,705	2,071,013

Interest expense	285,486	28,535	314,021
Accretion expense	27,081	—	27,081
Property Operating Costs	406,845	111,144	517,989
Other Operating expenses	769,868	50,083	819,951
Loss from Unconsolidated Affiliate	33,051	—	33,051
Depreciation, depletion and amortization	1,048,913	91,048	1,139,961

Total Operating Expenses	2,571,244	280,810	2,852,054

Net Income (Loss)	$(929,936)	$148,895	$(781,041)

Property and Equipment additions	$81,538	$46,547	$128,085

Total Assets	$8,077,911	$1,393,798	$9,471,709

	Oil and Gas	Self-Storage
Three Months ended September 30, 2009	Production	Facilities	Total

Revenues from external customers	$757,798	$81,787	$839,585
Interest and other revenue	2	—	2

Total Revenue	757,800	81,787	839,587

Interest Expense	82,799	9,832	92,631
Accretion Expense	9,552	—	9,552
Property Operating Costs	154,732	30,850	185,582
Other Operating expenses	271,545	27,443	298,988
Loss from Unconsolidated Affiliate	3,406	—	3,406
Depreciation, depletion and amortization	502,333	30,013	532,346

Total Operating Expenses	1,024,367	98,138	1,122,505

Net Loss	$(266,567)	$(16,351)	$(282,918)

Property and Equipment additions	$232,169	$—	$232,169

	Oil and Gas	Self-Storage
Nine Months ended September 30, 2009	Production	Facilities	Total

Revenues from external customers	$2,975,892	$247,737	$3,223,629
Interest and other revenue	8	—	8

Total Revenue	2,975,900	247,737	3,223,637

Interest expense	362,670	27,506	390,176
Accretion expense	28,653	—	28,653
Property Operating Costs	467,834	87,217	555,051
Other Operating expenses	815,618	128,482	944,100
Loss from Unconsolidated Affiliate	14,599	—	14,599
Depreciation, depletion and amortization	1,911,539	90,038	2,001,577

Total Operating Expenses	3,600,913	333,243	3,934,156

Net Loss	$(625,013)	$(85,506)	$(710,519)

Property and Equipment additions	$396,923	$—	$396,923

Total Assets	$10,826,077	$1,477,198	$12,303,275

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
As previously disclosed in the Company’s Form 8-K filed on June 25, 2010 with the Securities and Exchange Commission, on June 18, 2010, the Company, along with Mr. Osborne, the Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), entered into a Forbearance Agreement with Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. Pursuant to the Forbearance Agreement and during the forbearance period, the parties must pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full. One third of the $400,000 has been allocated to be paid monthly by the Company. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.
Discussions with Charter One are ongoing and there is no certainty that these discussions will result in satisfactory terms of a revised loan agreement or a revised loan agreement at all. If Charter One demands repayment of the outstanding amounts payable at the end of the forbearance period, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One.
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
The Company requires substantial capital expenditures to maintain and/or grow production and reserves. We depend on debt or equity financing to pay for exploration and operations. The current economic environment makes it more difficult to obtain debt or equity financing on acceptable terms to address our liquidity issues. Capital is not currently, and may not be available, if necessary to meet these continuing costs. If capital becomes available, it may not be on terms acceptable to us.

The Company’s $9.5 million line of credit with Charter One matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust, jointly and severally for $9.5 million plus interest and late charges. On June 18, 2010, the Company, along with Richard M. Osborne, the Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), entered into a Forbearance Agreement with Charter One pursuant to which Charter One will forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. The Company, Mr. Osborne, the Trust, Great Plains and Oz Gas are collectively referred to in the Forbearance Agreement and herein as the “Loan Parties.”
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
Commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties shall pay Charter One $400,000, including the $40,000 forbearance fee. One third of the $400,000 has been allocated to be paid monthly by the Company. Such payments shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amount due under the judgments. The judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rates, including a default rate for part of the period. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One. While these conditions are met, Charter One will not take any action to set off funds in any such account.
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
Discussions with Charter One are ongoing and there is no certainty that these discussions will result in satisfactory terms of a revised loan agreement or a revised loan agreement at all. If Charter One demands repayment of the outstanding amounts payable at the end of the forbearance period, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One.

The Painesville facility is encumbered by a mortgage with First Merit Bank, N.A. by agreement dated June 9, 2009. The loan was deemed to be in default by First Merit Bank, N.A in August 2009 when Charter One sought judgments against the Company regarding its line of credit.
On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank, N.A signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The current rate on September 30, 2010 was 2.76%. The principal amount of the loan as of September 30, 2010 and December 31, 2009 was $1,051,844 and $1,145,174, respectively.
The Company’s current assets increased $174,012 to $736,139 at September 30, 2010 from $562,127 at December 31, 2009, largely due to an increase in accounts receivable from related parties and recording amounts paid to Charter One as prepaid interest. Due to the current discussions with Charter One regarding the interest rates from January 1, 2010 to June 18, 2010, the Company has chosen to not decrease the principal balance down or increase its interest expense until an agreement has been reached between the Company and Charter One on the applicable interest rates.
The Company’s current liabilities decreased $924,084, to $10,337,892 at September 30, 2010, from $11,261,976 at December 31, 2009, primarily due to moving the Painesville property loan from current liabilities to long term debt after entering into an agreement with First Merit Bank N.A.
The Company had a positive cash flow from operating activities of $228,802 for the nine months ended September 30, 2010 compared to a positive cash flow of $753,094 for the same period in 2009. The positive cash flow is a result of fewer accounts payable paid in 2010 than in 2009, net of less cash collected on accounts receivable in 2010 as compared to 2009.
The Company had a negative cash flow from investing activities of $221,525 for the nine months ended September 30, 2010 compared to a negative cash flow of $631,958 for the same period in 2009. The nine months ended September 30, 2010 improved from the same period in the prior year largely due to reduced cash investments in Kykuit and in oil and natural gas wells, net of additional property and equipment purchases in 2010 as compared to 2009.
The Company had a negative cash flow from financing activities of $29,349 for the nine months ended September 30, 2010 compared to a negative cash flow of $177,911 for the same period in 2009. The negative cash flow for the nine months ended September 30, 2010 was lower than the same period in 2009 primarily due to a bank overdraft balance for 2010 of $114,999.
The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.
Material Changes in Results of Operations
Revenues from Operations
Total revenues from operations and interest income decreased $267,662, or 31.9%, to $571,925 for the three months ended September 30, 2010, compared to $839,587 for the same period in 2009. Total revenues from operations and interest income decreased $1,152,624, or 35.8%, to $2,071,013 for the nine months ended September 30, 2010, compared to $3,223,637 for the same period in 2009. The decrease is due to lower natural gas production and lower contract pricing in 2010, offset by the real estate property tax refund received and the reduction in accrued real estate taxes related to the Painesville self-storage facility.

Expenses from Operations
Total operating expenses decreased $253,081, or 22.5%, to $869,424 for the three months ended September 30, 2010 from $1,122,505 for the same period in 2009. Total operating expenses decreased $1,082,102, or 27.5%, to $2,852,054 for the nine months ended September 30, 2010 from $3,934,156 for the same period in 2009. These decreases were primarily due to the decrease in depreciation, depletion and amortization.
Interest expense increased $86,353, or 93.2%, to $178,984 for the three months ended September 30, 2010 compared to $92,631 for the same period in 2009. Interest expense decreased $76,155, or 19.5%, to $314,021 for the nine months ended September 30, 2010 compared to $390,176 for the same period in 2009. Interest expense was higher for the three months ended September 30, 2010 due to a higher Charter One loan interest rate and $61,880 of loan fee expense relating to the June 2010 forbearance agreement. Interest expense was lower for the nine months ended September 30, 2010 largely due to the maturity of the swap agreement in August 2009.
Accretion expense increased $1,488, or 15.6%, to $11,040 for the three months ended September 30, 2010 compared to $9,552 for the same period in 2009. Accretion expense decreased $1,572, or 5.5%, to $27,081 for the nine months ended September 30, 2010 compared to $28,653 for the same period in 2009.
Oil and natural gas production costs decreased $38,441, or 24.8%, to $116,291 for the three months ended September 30, 2010 compared to $154,732 for the same period in 2009. Oil and natural gas production costs decreased $60,989, or 13.0%, to $406,845 for the nine months ended September 30, 2010 compared to $467,834 for the same period in 2009. The decrease for the three and nine months ended September 30, 2010 is largely due to lower water hauling and water treatment expenses, service rig usage and well repairs offset partially by county production taxes and telemeter charges compared to the same period in 2009.
Self-storage property operating expenses increased $9,232, or 29.9%, to $40,082 for the three months ended September 30, 2010 compared to $30,850 for the same period in 2009. Self-storage property operating expenses increased $23,927, or 27.4%, to $111,144 for the nine months ended September 30, 2010 compared to $87,217 for the same period in 2009. The increase for the three months ended September 30, 2010 compared to the same period in 2009 is due to larger repairs, computer and utility expenses. The increase for the nine months ended September 30, 2010 compared to the same period in 2009 is due to larger repairs, utility payments and snowplowing expenses.
Legal and professional fees decreased $61,141, or 52.0% to $56,543 for the three months ended September 30, 2010 compared to $117,684 for the same period in 2009. Legal and professional fees increased $72,736, or 30.7% to $309,953 for the nine months ended September 30, 2010 compared to $237,217 for the same period in 2009. During the three months ended September 30, 2009 a $50,000 fee was paid to Charter One for its attorney fees. The increase for the nine months ended September 30, 2010 compared to the same period in 2009 is directly related to the forbearance settlement on June 18, 2010 with Charter One whereby the Company had to pay its attorney expenses and Charter One’s as part of the Forbearance Agreement.
Property taxes and insurance expenses decreased $13,965, or 43.2%, to $18,339 for the three months ended September 30, 2010 compared to $32,304 for the same period in 2009. Property taxes and insurance expenses decreased $55,679, or 52.5%, to $50,431 for the nine months ended September 30, 2010 compared to $106,110 for the same period in 2009. This decrease is largely due to a reduction in the property values, and consequently the property taxes, on two parcels at the Painesville self-storage facility.

General and administrative expenses increased $13,083 or 8.8%, to $162,083 for the three months ended September 30, 2010 compared to $149,000 for the same period in 2009. General and administrative expenses decreased $141,206, or 23.5%, to $459,567 for the nine months ended September 30, 2010 compared to $600,773 for the same period in 2009. The increase in general and administrative expenses for the three months is largely due to higher medical insurance premium expense. The decrease in general and administrative expenses for the nine months is largely due to a decrease in employees and benefits, director and officer insurance and director meeting expense, plus fewer expenditures in general, minimally offset by higher medical insurance premium expense.
Loss from unconsolidated affiliate expense decreased $786 to $2,620 for the three months ended September 30, 2010 compared to $3,406 for the same period in 2009. Loss from unconsolidated affiliate expense increased $18,452 to $33,051 for the nine months ended September 30, 2010 compared to $14,599 for the same period in 2009. Kykuit expenses for the nine months increased in 2010 due to recording current well costs as expense instead of as a capitalized cost.
Depreciation, depletion and amortization expenses decreased $248,904, or 46.8%, to $283,442 for the three months ended September 30, 2010 compared to $532,346 for the same period in 2009. Depreciation, depletion and amortization expenses decreased $861,616, or 43.0%, to $1,139,961 for the nine months ended September 30, 2010 compared to $2,001,577 for the same period in 2009. The current depletion expense is lower than the same period in 2009 largely due to the reduction in the Company’s depletable base from prior year expense and lower reserve pricing.
Net Loss
The Company had a net loss from operations of $297,499 for the three months ended September 30, 2010 compared to a net loss of $282,918 for same period in 2009. The Company had a net loss from operations of $781,041 for the nine months ended September 30, 2010 compared to a net loss of $710,519 for same period in 2009. The large reduction in natural gas production revenue was due to decreased production volumes and lower contract pricing for the three and nine months ended September 30, 2010, as compared to 2009. This revenue decrease was partially offset by the Company’s receipt of a refund of real estate taxes in 2010 and lower operating expenses as compared to 2009.
Net Income (Loss) attributable to Non-Controlling Interest
The Company had a net loss attributable to its non-controlling interest in LSS I of $4,022 for the three months ended September 30, 2010 and a net loss of $11,462 for the same period in 2009. The Company had net income attributable to its non-controlling interest in LSS I of $104,375 for the nine months ended September 30, 2010 and a net loss of $59,941 for the same period in 2009. Although LSS I has usually recorded a loss in prior periods, during the nine months ended September 30, 2010, it had income due to the decrease in the property values on the Painesville property in which a refund payment was received.
Net Loss attributable to John D. Oil and Gas Company
The Company had a net loss attributable to John D. interests of $293,477 for the three months ended September 30, 2010 compared to a net loss of $271,456 for the same period in 2009. The Company had a net loss attributable to John D. interests of $885,416 for the nine months ended September 30, 2010 compared to a net loss of $650,578 for the same period in 2009. The loss for the three and nine months ended September 30, 2010 is largely due to the large reduction in natural gas volumes and lower contract pricing in 2010, partially offset by lower operating expense.

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
Off-Balance Sheet Arrangements
The Company had one off-balance sheet arrangement at September 30, 2010, with respect to its investment in Kykuit. While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since Kykuit currently does not have production revenue but has incurred expenses. For the nine months ended September 30, 2010 and 2009, the Company invested $93,440 and $393,260, respectively, in Kykuit as part of their cash calls and to make up the difference for members not investing.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, the Company’s management under the supervision of and with participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed and reported in the Company’s Form 10-K filed March 29, 2010.
Notwithstanding the material weakness described in the Form 10-K filed March 29, 2010, to the best of their knowledge, the Company’s management believes that the Company’s financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
On June 18, 2010, the Company, along with Richard M. Osborne (the Company’s chairman of the board and chief executive officer), the Richard M. Osborne Trust, Great Plains Exploration, LLC and Oz Gas Ltd. (companies owned by Mr. Osborne), entered into a Forbearance Agreement with RBS Citizens, N.A. dba Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. Pursuant to the Forbearance Agreement and during the forbearance period, the parties must pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full.

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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne Richard M. Osborne	Dated: November 12, 2010
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Jean Mihitsch C. Jean Mihitsch	Dated: November 12, 2010
Chief Financial Officer
(Principal Financial and Accounting Officer)