Form 10-K
period 2010-12-31
JOHN D. OIL & GAS CO
filed 2011-03-31
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Registrant as specified in its charter)

MARYLAND	94-6542723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060
(Address of principal executive office)
Registrant’s telephone number, including area code: (440) 255-6325
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: SHARES OF COMMON STOCK
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 12, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $213,822 computed as the average bid and asked price of $.04 per share times the total shares held by non-affiliates of 5,345,549. The Registrant had 9,067,090 shares of common stock outstanding on March 12, 2011.
DOCUMENTS INCORPORATED BY REFERENCE: None

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
The Company was originally a self-storage company from 1999 to 2005 when it sold all but two of its facilities. By May 2007, one self-storage facility in Painesville remained which generated revenue through self-storage rentals and retail leases. In 2006, the Company entered into the business of drilling natural gas wells in Northeast Ohio, and extracting and producing natural gas with oil as a by-product of the process. The Company currently has fifty-eight producing wells. The Company cannot guarantee success under its business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
Oil and Natural Gas Overview.
The Company had redirected its efforts to natural gas exploration to increase cash flow and enhance shareholder value. At December 31, 2010, the Company had fifty-eight producing wells. The Company’s wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of joint interest wells.
The Company is also an owner and the managing member of Kykuit Resources, LLC (“Kykuit”), which leases natural gas and oil rights to 166,745 net acres located in the Montana Breaks area of Montana. The partnership has drilled eight wells which have not shown any production to date. Therefore, Kykuit decided in 2010 to write-off the remaining balance of the intangibles for these wells. The Company had previously written-off a portion of the intangibles in 2009.
The Company is also an owner and managing member of Lucky Brothers LLC, which had drilled one well in 2008.
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
Self-Storage Overview.
As of December 31, 2010, the Company owned and operated one self-storage facility which includes retail and office space located in Painesville, Ohio. The Painesville self-storage facility was acquired in October of 2000 with 32,495 of rentable square footage situated on 3.20 acres including 366 units with outside space available for parking vehicles. The self-storage units are inside and difficult to rent due to limited accessibility by using an elevator or stairs. In addition, the Painesville building facility has 22,285 square feet of office and retail space to lease.
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
Federal Income Tax.
Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.
Employees.
The Company currently employs six full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 1A.	Risk Factors
Risks Related to Our Oil and Natural Gas Business
The report of our independent registered public accounting firm questions our ability to continue as a going concern.
Our independent auditors have indicated in their audit report for the year ended December 31, 2010 in an explanatory paragraph that, due to our recurring losses and our outstanding debt of $10.5 million that is largely due and being held by a forbearance agreement, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. See Note 2 — Going Concern of the Company’s Consolidated Financial Statements for more information. If the Company is unable to continue as a going concern you will lose your investment.
In the event we are unable to refinance our line of credit which is currently due and being held by a forbearance agreement until July of 2011 or obtain substitute financing, we may not be able to continue as a going concern.
At December 31, 2010, our outstanding debt totaled over $10.5 million, including a $9.5 million line of credit with RBS Citizens, N.A. dba Charter One. The line of credit is guaranteed by Mr. Osborne, our CEO and Chairman of the Board. Our line of credit matured on August 1, 2009. On August 20, 2009, the Company received a declaration of default with respect to its line of credit with Charter One. On August 24, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne, and the Richard M. Osborne Trust (of which Mr. Osborne is the sole trustee), jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the loan agreement.

On June 18, 2010, the Company, along with Mr. Osborne, the Richard M. Osborne Trust, Great Plains Exploration, LLC and Oz Gas Ltd. (companies owned by Mr. Osborne), entered into a Forbearance Agreement with Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. Pursuant to the Forbearance Agreement and during the forbearance period, the parties must pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.
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
In addition, we require substantial capital expenditures to maintain and/or grow oil and gas production and reserves. To date, we have been dependent on debt financing to meet our cash requirements and have incurred losses totaling approximately $1.4 million for the year ended December 31, 2010, our fifth consecutive year of net losses. As of December 31, 2010, we reported negative net working capital. We do not expect to be profitable in 2011. We can provide no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
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
If we are unable to obtaining financing in the amounts and on terms acceptable to us or if we are unable to meet our future cash commitments, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment. In addition, if we are unsuccessful in refinancing the line of credit or obtaining substitute financing, we will likely be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that you could lose some or all of your investment.

We had a material weakness in our internal control over financial reporting and therefore, we may not be able to accurately report our financial results or prevent fraud.
In our annual report on Form 10-K, we are required to furnish a report by our management on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting was effective. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our size and staff limitations have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within the internal control system. At times, we have one person responsible for processing transactions and reporting them. This lack of segregation of duties led our management to conclude that as of December 31, 2010 and 2009.
•	our internal controls over financial reporting were not effective, and
•	our disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act are recorded, processed and reported as and when required.
Our failure to maintain effective internal controls could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls may have also caused investors to lose confidence in our reported financial information, which may have negatively affected our stock.
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
The price we receive for our natural gas production will be determined by the availability of favorable purchase contracts, market forces, as well as short and long-term volume commitments. Our current plan will be to analyze available markets, with consideration of both price and terms, and to enter into those arrangements we believe to be in the best interest of the Company. We believe the current market pricing is too low to allow for long-term gas purchase agreements and that spot market sales are the only pricing available at this time. We expect that we will be able to sell all natural gas produced from our wells to either utility companies, marketing affiliates of pipeline companies, natural gas marketing firms, or a variety of industrial or commercial consumers of natural gas. However, we cannot guarantee our strategy will be effective.
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
The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will be uneconomic if we drill dry holes or wells that are productive but do not produce enough to be commercially viable after drilling, operating and other costs. These wells may need to be written down to the estimated fair value. The Company expects to conduct its drilling programs in the Appalachian Basin into sandstone formations of the Clinton group and similar formations. These formations frequently are characterized by low permeability, rapid production decline assuming unrestricted production, and other geological characteristics which may limit the profit potential of wells drilled to these target formations. Although many wells drilled to these formations are completed, it is possible for a productive well to provide an amount of revenue which is insufficient to return the costs incurred in drilling and completing the well.
Actual quantities and present value of our proved reserves may prove to be lower than we have estimated.
This report contains estimates of our proved reserves and the estimated future net revenue from our proved reserves. Determining these estimates is a complex process with estimates based upon various assumptions relating to review and decisions about engineering and geological data for each well. These estimates are particularly sensitive to lower market prices which tend to reduce reserves since average or lower producing wells may not produce enough to offset the expenses needed to operate the wells. At December 31, 2010 and 2009, the Company was significantly affected by lower market prices compared to the previous few years.
Our development operations require substantial capital expenditures.
The natural gas and oil industry is capital intensive. We have made, and if we are to continue operations would have to continue to make, substantial capital expenditures in our business for the development, production and acquisition of natural gas reserves. We have financed capital expenditures primarily with equity infusions from existing investors, cash flow from operations and proceeds from loans. We cannot guarantee that these sources of funds will be adequate to fund our capital needs.
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

We depend on a related third party to manage our business.
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
We depend on a key customer for sales of our natural gas and oil.
We sell all of our natural gas and oil production from the wells we operate to Great Plains, which in turn sells a significant portion of our production volume to a limited number of customers. To the extent these customers reduce the volume of natural gas that they purchase from Great Plains, we might not be able to advantageously sell all of our production.
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
We need additional capital to fund the implementation of our business plan and to repay our debt. We cannot provide assurances that any necessary subsequent financing will be obtained. The Company’s future liquidity and capital requirements are difficult to predict as they depend upon many factors, including the success of its drilling operations and competing market developments. We may need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities. We cannot be certain that the Company will be able to obtain additional financing on favorable terms or at all. We have been unable to raise needed capital and our growth and operations may have been impeded. In addition, if we are able to raise additional capital by selling additional shares of common or preferred stock, your percentage ownership in the Company will be diluted.
We have been unable to profitably operate the oil and natural gas assets we have acquired.
In considering whether to invest in the Company, an investor should consider that we commenced our oil and gas operations in January 2006 and that we have been unable to earn a profit since then. To date, we have failed to implement our business model and strategy successfully.
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
Great Plains, a company owned by Richard M. Osborne, our Chairman and CEO, manages our oil and natural gas business and purchases all of our natural gas production. We lease our executive offices from OsAir, Inc., a company owned by Mr. Osborne. Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., which makes trucks available for short-term rental to the public at our self-storage facility and also provides other merchandise at this facility. The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne. The Company has borrowed money from Oz Gas Ltd., a company owned by Mr. Osborne, for payments made on the Company’s behalf to Charter One during 2010. The Company’s wells are serviced by Great Plains Exploration, LLC, also a company owned by Mr. Osborne and also the primary customer for natural gas and oil production from the wells operated by the Company. Orwell Trumbull Pipeline Co, LLC owns the gathering lines for the wells operated by the Company and is in turn owned by Mr. Osborne.
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
Oil and Natural Gas Wells
At December 31, 2010, the Company had fifty-eight producing wells. The wells are mostly operator-owned by John D. Oil and Gas Company, although there are a limited number of wells in which we own a joint interest. All of our wells are located in Northeast Ohio. Reports were filed in 2010 and 2009 to federal authorities providing total proved net oil and natural gas reserves and production.
The following table presents the net oil and natural gas production, net sales, average sale price and average unit costs per mcfe for the periods indicated:

	2010	2009
Net Production
Natural Gas (mcf)	383,503	698,731
Oil (bbl)	8,876	9,186

Natural Gas Equivalent (mcfe)	436,757	753,847

Net Sales
Natural Gas	$1,647,951	$3,348,750
Oil	455,898	362,918

Total Sales	$2,103,849	$3,711,668

Average Sale Price
Natural Gas (mcf)	$4.30	$4.79
Oil (bbl)	$51.36	$39.51
Natural Gas Equivalent (mcfe)	$4.82	$4.92

Average Unit Costs per mcfe
Well operating expenses	$664,699	$687,182
Average Cost/mcfe	$1.52	$0.91
Estimated Proved Reserves. The preparation of our natural gas and oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review.
The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States, based on reserve reports prepared by Schlumberger Data and Consulting Services in 2010 and 2009. The reserves calculated at December 31, 2010 and 2009 were impacted by lower pricing compared to the previous few years. Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period. The 12-month average pricing for 2010 used in the above table for natural gas sold at the Henry Hub, Louisiana was $4.376 and Ergon West Virginia Oil was $73.73. The 12-month average pricing for 2009 used in the above table for natural gas sold at the Henry Hub, Louisiana was $3.867 and West Texas Intermediate oil at Cushing, Oklahoma was $61.18. Additionally five wells went online in 2009.

The technical person responsible for review of our reserve estimates at Schlumberger Data and Consulting Services meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. This firm does not own an interest in our properties or is employed on a contingent fee basis. The Schlumberger report was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

	2010		2009
	Natural Gas	Oil	Natural Gas	Oil
	(MCF)	(BBLs)	(MCF)	(BBLs)
Proved developed and undeveloped reserves:
Beginning of year	2,512,800	28,800	2,146,600	17,500

Revision of previous estimates, extensions and other additions	347,800	13,400	792,000	17,600
Net reserve additions	—	—	272,900	2,900
Production	(383,500)	(8,900)	(698,700)	(9,200)

End of year	2,477,100	33,300	2,512,800	28,800

Proved developed reserves:
Beginning of year	2,512,800	28,800	2,146,600	17,500

End of year	2,477,100	33,300	2,512,800	28,800

Productive Wells. The following table presents the information relating to the productive wells in which we owned a working interest during the years ended December 31, 2010 and 2009. Productive wells consist of producing wells and wells capable of production. The Company’s wells are drilled to produce natural gas with oil being a by-product. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Gross	Net
Productive Wells:
Operated	53	51
Non-Operated Properties	5	2

Total	58	53

Drilling Activity. The Company began its drilling activity in 2006, concentrating its efforts on development properties. During 2010, the Company ceased its drilling program. The Company’s drilling activity significantly declined in 2009 due to the lack of availability of cash resources. The following table presents information relating to wells completed during the year ended 2009:

	2009
	Gross	Net
Gross wells:
Productive	4	4
Dry	1	1

Total	5	5

The decline in the overall market price over the last couple of years severely affected the viability of drilling, and our lower cash flow makes it economically difficult to incur the high costs of drilling a well. The Company anticipates commencing the drilling program as soon as cash resources are available for drilling.
Developed and Undeveloped Acreage. The following presents information relating to developed and undeveloped acreage that the Company currently has leased. Developed are those properties that are currently drilled and undeveloped acreage relates to lease acres on which wells have not been drilled or completed.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area:
Ohio	2,558	2,558	2,745	2,745
Present Activities. As of December 31, 2010, the Company’s drilling activities have become minimal until it has cash flow to handle the drilling costs.
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
Insurance. The Company has purchased a commercial liability policy to cover its oil and natural gas activities. The Company’s management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on the Company’s investments at a reasonable cost and on suitable terms that are at or above the current state requirement listed in State Senate Bill 165 which was passed in 2010.
Depreciation. Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves.

Item 3.	Legal Proceedings.
As previously reported, on August 20, 2009, the Company received a declaration of default with respect to its $9.5 million line of credit with RBS Citizens, N.A. dba Charter One. On August 24, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne, and the Richard M. Osborne Trust (of which Mr. Osborne is the sole trustee), jointly and severally, for the amount of $9.5 million plus interest and late charges as well as attorneys’ fees, costs and other amounts payable under the loan agreement.
On June 18, 2010, the Company, along with Mr. Osborne, the Richard M. Osborne Trust, Great Plains Exploration, LLC and Oz Gas Ltd. (companies owned by Mr. Osborne), entered into a Forbearance Agreement with Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. Pursuant to the Forbearance Agreement and during the forbearance period, the parties must pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.

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

2010	HIGH	LOW
First Quarter	$0.15	$0.04
Second Quarter	0.06	0.03
Third Quarter	0.06	0.03
Fourth Quarter	0.10	0.03

2009	HIGH	LOW
First Quarter	$0.40	$0.15
Second Quarter	0.20	0.10
Third Quarter	0.20	0.05
Fourth Quarter	0.18	0.07
Holders. As of February 18, 2011, the Company’s shares of common stock were held of record by approximately 1,595 shareholders. Since the Company has not recently mailed a proxy requesting a reply from the stockholders, the number of additional stockholders owning stock held by brokerage firms and other financial institutions is difficult to determine at this time.
Dividends. The Company paid no cash distributions to its stockholders during 2010 and 2009. However, the Company declared and paid $108,000 in preferred stock dividends for each of the years ended December 31, 2010 and 2009. The Company is restricted by its loan agreement with Charter One from paying dividends on its common stock or making cash distributions to its stockholders and from paying dividends in excess of those regularly accruing on not more than two million dollars of preferred stock.
Issuance of Common Stock. The Company did not issue common stock to its directors or employees during 2010 or 2009.
Issuance of Preferred Stock. The Company did not issue preferred shares during 2010 or 2009.
Purchases of Common Stock. The Company did not purchase any shares of its common stock in 2010 or 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. is a corporation organized under the laws of the State of Maryland.
The Company entered into the business of extracting and producing oil and natural gas products during 2006. The Company currently has two segments: one that is drilling and operating natural gas wells with oil as a by-product in Northeast Ohio and one composed of the remaining self-storage facility located in Painesville, Ohio. The Company cannot guarantee success under its business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable. To date, the Company’s oil and gas operations have not been profitable. The decline in the overall market price of natural gas over the last couple of years severely affected the viability of any future drilling because our lower cash flow makes it economically difficult to incur the high costs of drilling a well. Additionally, our production will continue to decline if the Company is not drilling any new wells. Although the oil production is profitable with the higher oil market pricing, this revenue is not enough to offset the lower natural gas production and operating expenses.
Without additional wells being drilled and the Company’s substantial debt financing, the Company will continue to show losses and be unprofitable. Therefore, the Company is concerned about its viability as a going concern.
As previously disclosed in the Company’s Form 8-K filed on June 25, 2010 with the Securities and Exchange Commission, on June 18, 2010, the Company, along with Mr. Osborne, the Richard M. Osborne Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), have entered into a Forbearance Agreement with Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. Pursuant to the Forbearance Agreement and during the forbearance period, the parties must pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full. At December 31, 2010, the Loan Parties were in compliance with the required payments. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.
Discussions with Charter One are ongoing and there is no certainty that these discussions will result in satisfactory terms of a revised loan agreement or a revised loan agreement at all. If Charter One demands repayment of the outstanding amounts payable at the end of the forbearance period, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One. If alternative financing is not available, the Company will default and may be unable to continue operations.
During August 2009, Liberty Self Stor, LTD defaulted on its $1.2 million loan from First Merit Bank, N.A. On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest.
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

Principles of Consolidation
Pursuant to the terms of the partnership agreement of LSS I, the Company, as sole general partner, controls LSS I. Accordingly, the Company accounts for its investment in LSS I utilizing the consolidation method. The investment in an unconsolidated affiliate, Kykuit, is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated. The well in Lucky Brothers is accounted for as a joint interest venture.
Accounts Receivable
The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio and related party accounting treatments. At December 31, 2010 and 2009, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses and had no such losses in 2010 and 2009.
The Company’s accounts receivable, arising from the self-storage business, are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Approximately, $2,000 of bad debt expense was incurred in 2010 and 2009.
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
Asset Impairment
The Company reviews its self-storage property and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. This income approach to determine the fair value of these assets is based on level 3 inputs, including estimated reserve quantities, gas prices, operating costs and discount rates. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company wrote off $-0- in 2010 and the costs related to one well amounting to $145,444 in 2009.

Asset Retirement Obligation
The Company accounts for its asset retirement obligations in accordance with generally accepted accounting principles in the United States of America (“GAAP”) which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted over the estimated life of the well. The Company plugged no wells in 2010 and two wells during 2009.
Revenue Recognition
The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production volume contracts they currently have in place. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2010.
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
The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there was no effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of December 31, 2010 or 2009, or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.
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
Liquidity and Capital Resources
Liquidity represents the Company’s ability to generate sufficient amounts of cash to meet its financial commitments. The Company’s cash flow from operating and financing activities will not be sufficient to meet its anticipated operating requirements in the foreseeable future.
The Company requires substantial capital expenditures to maintain and/or grow production and reserves. We depend on debt or equity financing to pay for exploration and operations. The current economic environment makes it more difficult to obtain debt or equity financing on acceptable terms to address our liquidity issues. Capital may not be available to meet these continuing costs, or if capital is available, it may not be on terms acceptable to us.

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
Under the Forbearance Agreement, Charter One’s agreement to forbear is conditioned upon and subject to the following conditions:
•	Payment by the Loan Parties of a forbearance fee of $40,000 per month during the forbearance period;
•	No material adverse change in the condition of the Loan Parties;
•	An assignment and grant of a security interest by the Company and Great Plains of each of their ownership interests in the Alpha and Panzica wells;
•	A pledge by the Loan Parties of their ownership interests in Kykuit Resources LLC ; and
•	A pledge by Mr. Osborne of not less than 800,000 shares of common stock of Gas Natural Inc. with such stock having a market value of not less than $9.6 million pursuant to a pledge agreement.
In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties shall pay Charter One $400,000, including the $40,000 forbearance fee. The Company had previously felt they would pay one third of the $400,000, but due to lack of cash, they have decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 is being paid by the other Loan Parties. Such payments by the Loan Parties shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One has applied a default rate to the loan from January 4, 2010 thru June 18, 2010. The Company does not agree with the default rate and therefore has not booked approximately $171,000 of additional interest expense. It is the Company’s position that the interest for the period from judgment date to forbearance date should remain at the original contract rate at the date of judgment, based upon the per diem interest amount expressly stated in that judgment. Attorneys for the Company also support that position and have so stated in letters to Charter One and for purposes of the annual audit. Charter One contends that the judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One will not take any action to set off funds in any such account.
The forbearance period is effective until July 1, 2011, subject to the earlier termination upon the occurrence of any events of default by any of the Loan Parties, including non-payment of any amounts due by any of the Loan Parties under the Forbearance Agreement. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.
Discussions with Charter One are ongoing but there is no certainty that these discussions will result in satisfactory terms for a revised loan agreement.

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
During August 2009, Liberty Self Stor, LTD defaulted on its $1.2 million loan from First Merit Bank, N.A.
On May 11, 2010, Liberty and First Merit signed a loan modification agreement which waived the prior defaults and continued the terms set forth under the original loan commitment letter dated March 25, 2009 for the Painesville facility. Those terms include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest.
The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.
The Company’s current assets decreased $46,487 or 8.3%, to $515,640 at December 31, 2010 from $562,127 at December 31, 2009. Current assets at December 31, 2010 were lower than at December 31, 2009 largely due to the decrease in accounts receivable.
The Company’s current liabilities decreased $955,755, or 8.5% to $10,306,221 at December 31, 2010, from $11,261,976 at December 31, 2009. The decrease is primarily due to moving the Painesville property loan from current liabilities to long term debt after settling with First Merit Bank N.A..
The Company had a positive cash flow from operating activities of $426,710 for the year ended December 31, 2010 compared to a positive cash flow of $865,896 for the year ended December 31, 2009. The decreased positive cash flow is a result of less cash collected on accounts receivable in 2010 as compared to 2009, net of fewer accounts payable paid in 2010 than in 2009.
The Company had a negative cash flow from investing activities of $223,160 for the year ended December 31, 2010 compared to a negative cash flow of $696,252 for the year ended December 31, 2009. The year ended 2010 improved compared to 2009 largely due to reduced cash investments in Kykuit and in oil and natural gas wells, net of additional property and equipment purchases in 2010 as compared to 2009.
The Company had a negative cash flow from financing activities of $205,606 for the year ended December 31, 2010 compared to a negative cash flow of $225,873 for the year ended December 31, 2009. The negative cash flow for the year ended December 31, 2010 decreased largely due to the receipt of loan funds for a new vehicle.
The following table sets forth the maturity dates and the total of the Company’s long-term debt and line of credit as of December 31, 2010, as well as future commitments under the Company’s office space lease.

	Payments Due by Period
	Less than 1
Contractual Obligations	Year	1-3 years	4-5 years	Total
Long-Term Debt	$136,812	$274,709	$652,884	$1,064,405
Line of Credit	9,480,187	—	—	9,480,187
Operating Lease*	24,000	6,000	—	30,000

Total Contractual Cash Obligations	$9,640,999	$280,709	$652,884	$10,574,592

*	The operating lease for office space is leased from OsAir, Inc., a company owned by Mr. Osborne. The lease was extended for a three year term on March 26, 2009 at $2,000 per month from $1,350 per month, through April 1, 2012, which is reflected in the above table.
The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations
Revenues from Operations
Total revenues from operations decreased $1,408,463, or 34.8%, to $2,636,782 for the year ended December 31, 2010, compared to $4,045,245 for the same period in 2009. The decrease is due to lower natural gas production, since new wells are not being drilled and production from existing wells is decreasing, and lower contract pricing in 2010, offset by the real estate property tax refund received.
Expenses from Operations
Total operating expenses decreased $2,720,865, or 40.4%, to $4,020,625 for the year ended December 31, 2010 from $6,741,490 for the same period in 2009. This decrease is primarily attributable to a decrease in depreciation, depletion and amortization and impairment expenses on our wells and a decrease in loss from our unconsolidated affiliate compared to the same period in 2009.
Interest expense increased $24,744, or 5.5%, to $473,302 for the year ended December 31, 2010 compared to $448,558 for the same period in 2009. Interest expense was slightly higher in 2010 due to the higher default rate being charged during part of the year, while 2009 was also high due to eight months of charges for a swap agreement which matured in August 2009.
Accretion expense for the year ended December 31, 2010 was $24,580 compared to $45,905 for the same period in 2009.
Oil and natural gas production costs decreased $22,483, or 3.3%, to $664,699 for the year ended December 31, 2010 compared to $687,182 for the same period in 2009. The decrease is primarily the result of a decrease in water hauling, service rig rental and well repairs and maintenance, partially offset by higher payments and accruals for county production taxes and telemeter charges.
Self-storage property operating expenses increased $23,985, or 20.9%, to $138,524 for the year ended December 31, 2010 compared to $114,539 for the same period in 2009. The increase is largely due to repairs, utility payments and snowplowing expenses.
Legal and professional fees decreased $11,196, or 3.0%, to $356,658 for the year ended December 31, 2010 compared to $367,854 for the same period in 2009. Although the legal and professional fees decreased for the year ended December 31, 2010 compared to the same period in 2009, both years are significantly higher than is usual for the Company. The large expenses are directly related to the forbearance settlement on June 18, 2010 with RBS Citizens, N.A. whereby the Company has had to pay its attorney expenses and the bank’s as part of the court settlement.
Property taxes and insurance expenses decreased $61,262, or 44.6%, to $76,230 for the year ended December 31, 2010 compared to $137,492 for the same period in 2009. The decrease is due to a reduction in the property values, and consequently the property taxes, on two parcels at the Painesville storage facility and the non-renewal of the Directors and Officers insurance plan during 2009. The reduction in property values and property taxes resulted from a reassessment requested by the Company.
General and administrative expenses decreased $157,959, or 20.7%, to $605,023 for the year ended December 31, 2010 compared to $762,982 for the same period in 2009. The decrease in general and administrative expenses for the year ended December 31, 2010 is largely due to a decrease in employees and benefits, director meeting expense, and fewer expenditures in most categories.

Loss from unconsolidated affiliate expense decreased $474,908 for the year ended December 31, 2010 compared to for the same period in 2009. The Company recorded impairment losses of $143,197 and $588,309 in 2010 and 2009, respectively.
Impairment and dry well costs from operations for the year ended December 31, 2010 was $0 compared to $145,444 for one well during the same period in 2009. Impairments and dry wells could happen in future years, particularly in an aggressive drilling program or when market prices of production is very low, as is the current case.
Depreciation, depletion and amortization expenses decreased $1,875,017, or 55.5%, to $1,506,097 for the year ended December 31, 2010 compared to $3,381,114 for the same period in 2009. The current depletion expense is lower than the same period in 2009 largely due to the reduction in the Company’s depletable base from prior year expense.
Net Loss
The Company had a net loss from operations of $1,383,843, for the year ended December 31, 2010 compared to a net loss of $2,696,245 for the same period in 2009. The large reduction in the net loss was due to decreased depreciation, depletion, and amortization expenses, that were partially offset by a reduction in production revenue; decreased impairment loss on Kykuit; a refund of real estate taxes in 2010; and lower operating expenses as compared to 2009.
Net Loss attributable to Non-Controlling Interest
The Company had net income attributable to its non-controlling interest in LSS I of $103,972 for the year ended December 31, 2010 and a net loss of $81,544 for the same period in 2009. Although LSS I has usually recorded a loss in prior periods, during the year ended December 31, 2010, it had income due to the decrease in the property values on the Painesville property in which a refund payment was received.
Net Loss attributable to John D. Oil and Gas Company
The Company had a net loss attributable to John D. interests of $1,487,815 for the year ended December 31, 2010 compared to a net loss of $2,614,701 for the same period in 2009. The loss in 2010 is less compared to 2009 largely due to reduced operating expenses and depletion expense, while 2010 also had reduced natural gas production revenue from decreased production volumes and lower pricing than 2009.
Interest Rate Risk
Interest rate risk is the risk that interest rates will increase, which will result in an increase in the Company’s interest expense on its variable rate loans.
The loan on the Painesville facility and the Charter One line of credit, totaling approximately $10.5 million, are tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $105,000 on an annual basis. The Company’s line of credit was previously fixed through the use of an interest rate swap until August 2009 which had minimized the risk. Additionally the line of credit interest rate is fixed at 4.75% for one year until July 2011. However if interest rates increase, the Company’s results of operations may be materially and adversely affected.
Off-Balance Sheet Arrangements
The Company had one off-balance sheet arrangement at December 31, 2010, with respect to its investment in Kykuit. While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since other members are not investing at this time. During 2010 and 2009, the Company invested cash of $93,440 and $514,414, respectively, in Kykuit as part of their cash calls and to make up the difference for other members not investing.

Forward-Looking Statements
Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond our control, may include statements about our:
•	ability to continue as a going concern;
•	liquidity and our ability to meet our debt obligations;
•	business strategy;
•	financial strategy;
•	drilling locations;
•	natural gas and oil reserves;
•	realized natural gas and oil prices;
•	production volumes;
•	lease operating expenses, general and administrative expenses and finding and development costs;
•	future operating results; and
•	plans, objectives, expectations and intentions.
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
Income Taxes
Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.
At December 31, 2010 and 2009, the Company had net operating loss carry forwards (NOLS) for future years of approximately $16.6 million and $15.9 million, respectively. These NOLS will expire at various dates through 2028. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company has a $41,187 alternative minimum tax (AMT) credit that carries forward indefinitely.
The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

Recently Issued Accounting Pronouncements
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about their financing receivables and related allowance for credit losses. Disclosures to be made as of the end of a reporting period are effective for the Company’s reporting period ending December 31, 2010; and the disclosures about activity that occurs during a reporting period will be effective for the Company’s reporting period ending March 31, 2011. Since this ASU will only amend disclosure requirements, not accounting practice, the adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.
The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on the financial statements.

Item 8.	Financial Statements and Supplementary Data
The Company’s Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are filed as part of this report.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed below.
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
We carried out an evaluation under the direction of our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control over Financial Reporting — Guidance for Smaller Public Companies (2006).” Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010 due to control deficiencies that constitute a material weakness.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weakness in our internal control over financial reporting as of December 31, 2010:
The Company’s size and staff limitations have prevented it from being able to employ sufficient resources to enable the Company to have an adequate level of supervision and segregation of duties within the internal control system. At times, the Company has one person responsible for processing transactions and reporting them. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations or other documentation. Existing management attempts to provide oversight for most functions but lack of personnel makes the task virtually impossible in some situations. In addition this lack of segregation of duties led management to conclude that the Company’s disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act are recorded, processed and reported as and when required. These control deficiencies could result in a material misstatement in our interim or annual financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
The Company has reduced its office staff which hampers the Company’s ability to maintain adequate segregation of duties which led to control deficiencies that constitute a material weakness in our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that require the Company to provide only management’s report in this annual report.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. Below are the names, ages, positions and certain other information concerning our current directors and executive officers:
Richard M. Osborne, 65, has been chairman, chief executive officer and a director of John D. Oil and Gas since September 1999. He has been a director since 2003, chairman of the board since 2005 and chief executive officer since November 2007 of Gas Natural Inc., a publicly-held public utility company. He is the president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery. From 2006 to February 2009 he was a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York and from September 2008 to January 2009 he was a director of PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio. Richard Osborne’s background as chairman and chief executive officer of various public companies and many years of experience owning and managing companies in energy and utility related industries provides the board with invaluable management and operational direction.
Gregory J. Osborne, 32, has been president and chief operating officer of John D. Oil and Gas since April 2006 and a director since February 2006. From 2003 until joining John D. Oil and Gas, he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a regulated gas public utility company operating in Ohio. He is a director of Gas Natural Inc., a publicly-held public utility company. He is the son of Richard Osborne, our chairman and chief executive officer. Gregory Osborne’s managerial experience and service on the board of various energy related companies provides the board with a wide range of industry specific knowledge.
Thomas J. Smith, 66, has been a director of John D. Oil and Gas since 1998. In November 2007, he was appointed vice president and chief financial officer of Gas Natural Inc., a publicly-held public utility company. He also served as Gas Natural Inc.’s interim president from August 2007 to November 2007 and has been a director of Gas Natural Inc. since 2003. From 1999 to 2006, he served as our president and chief operating officer. Mr. Smith’s financial and disclosure experience gained as the chief financial officer of publicly-held companies, as well as his experience as a director of energy and utility related companies provides extensive specialized knowledge and expertise to our board.
Carolyn Coatoam, 65, was appointed chief financial officer and assistant secretary of John D. Oil and Gas on December 31, 2010. Ms. Coatoam has been employed as a consultant to Richard M. Osborne, the Company’s Chief Executive Officer, since June 2009. From 1996 to 2009, she worked for the consulting firm of Niche Systems & Support, Inc., on an assignment to a publicly-held distributor of industrial products. Ms. Coatoam began her career with Deloitte & Touche. Subsequently, she served as the chief financial officer for Mr. Concrete Inc. and Coatoam & Co. Inc. until 2005. She is an inactive certified public accountant.
Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met timely in 2010.
Code of Business Conduct and Ethics. The Company has adopted a code of conduct and ethics that applies to all officers, directors and employees of John D. Oil and Gas, including our principal executive officer, principal financial officer, principal accounting officer, and any person performing similar functions. A copy of the code is available on our website at www.johndoilandgas.com. Any amendments or waivers to our code of conduct and ethics that apply to our chief executive officer or chief financial officer will be promptly disclosed to our stockholders.
Audit Committee. Following the resignations of the audit committee members and most of the remaining directors on August 26, 2009, the Company was left with only three directors (Richard M. Osborne, Gregory J. Osborne and Thomas J. Smith), none of whom are independent pursuant to applicable laws and regulations and listing standards of NASDAQ. Currently, our board does not have a separately-designated audit committee and the entire board acts as the audit committee. Mr. Smith would qualify as an “audit committee financial expert” but he is not independent.

Item 11.	Executive Compensation
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
Summary Compensation Table. The following table summarizes the compensation paid by us to our chairman and chief executive officer and any other executive officer receiving more than $100,000 in total compensation annually. We do not believe that our compensation practices are reasonably likely to have a material adverse effect on the Company.

				All Other
Name and		Salary	Bonus	Compensation	Total
Principal Position	Year	($)	($)	($)	($)
Richard M. Osborne, Chairman and Chief Executive Officer*	2010	—	—	—	—
	2009	—	—	—	—
Gregory J. Osborne, President and Chief Operating Officer	2010	110,000	—	—	110,000
	2009	110,000	2,000	—	112,000

*	Richard Osborne does not receive compensation for serving as our chairman and chief executive officer.
Executive Officer Outstanding Equity Awards at December 31, 2010. None of our executive officers had any outstanding equity awards at December 31, 2010.
Executive Officer Employment Agreements. None of our executive officers has an employment agreement with us.
Director Compensation. Richard M. Osborne, Gregory J. Osborne and Thomas J. Smith did not receive compensation for serving on our board during 2010.

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

	Beneficial Ownership(1)
Name and Address(2)	Shares		Convertible Securities		Total		Percent
Richard M. Osborne	3,654,541	(3)	1,021,966	(4)	4,676,507	(5)	46.4%
Richard A. Bonner	500,000	(6)	250,000	(7)	750,000	(6)(7)	8.0%
PO Box 1359 Middlefield, Ohio 44062
S&A Investments	—		500,000	(8)	500,000	(8)	5.2%
10474 Broadview Road Broadview Heights, Ohio 44147
Gregory J. Osborne	151,000		—		151,000		1.7%
Thomas J. Smith	62,000		6,852	(9)	68,852	(9)	*
All directors and officers as a group (4 individuals)

*	less than 1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o John D. Oil and Gas Company, 8500 Station Street, Suite 345, Mentor, Ohio 44060.

(3)	Includes (1) 3,503,541 shares owned by the Richard M. Osborne Trust, an Ohio trust of which Richard Osborne is the sole trustee, and (2) 151,000 shares owned by Gregory Osborne which Richard Osborne has the right to vote.

(4)	Includes (1) 5,188,528 limited partnership interests of LSS I Limited Partnership, a Delaware limited partnership, owned by Richard Osborne that are presently convertible into 714,537 shares of our common stock, (2) 1,869,292 limited partnership interests of LSS I owned by Retirement Management Company, of which Richard Osborne is the sole stockholder, that are presently convertible into 257,429 shares of our common stock and (3) 50,000 warrants to purchase 50,000 shares of common stock that are presently exercisable.

(5)	Includes (1) 3,503,541 shares owned by the Richard M. Osborne Trust, (2) 151,000 shares owned by Gregory Osborne which Richard Osborne has the right to vote, (3) limited partnership interests of LSS I owned by Richard Osborne that are presently convertible into 714,537 shares of our common stock, (4) limited partnership interests of LSS I owned by Retirement Management Company that are presently convertible into 257,429 shares of our common stock, and (5) warrants to purchase 50,000 shares of common stock that are presently exercisable.

(6)	Based solely on information in the Schedule 13D filed with the SEC on May 11, 2006.

(7)	Includes 250 shares of our Series A convertible preferred stock that are presently convertible into 250,000 shares of our common stock.

(8)	Includes 500 shares of our Series A convertible preferred stock that are presently convertible into 500,000 shares of our common stock. Based solely on information in the Schedule 13D filed with the SEC on February 21, 2007.

(9)	Includes 49,753 limited partnership interests of LSS I owned by Mr. Smith that are presently convertible into 6,852 shares of our common stock.
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2010, relating to our Amended and Restated 1999 Stock Option and Award Plan. The plan provides for the issuance of up to 300,000 shares of common stock to key employees, officers and directors. As of December 31, 2010, there were 35,000 shares of restricted stock and no options outstanding and the maximum number of shares available for future grant under the plan was 265,000 shares. Under the plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock).

Number of
	Number of		securities
	securities	Weighted-	remaining available
	to be issued upon	average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	35,000	$0.65	265,000
Equity compensation plans not approved by security holders	0	—	0
Total	35,000	$0.65	265,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Richard M. Osborne, our chairman and chief executive officer, is the sole manager of Liberty Self-Stor II, Ltd., an Ohio limited liability company, which owns a truck rental business that provides trucks for short-term rental to the general public, including tenants of our self-storage facility, and provides for the retail sale of locks, boxes, packing materials, propane gas and related merchandise at the self-storage facility. John D. Oil and Gas has a cost sharing agreement with Liberty Self-Stor II with respect to the sharing of employees and space at the offices of the self-storage facility for the benefit of both companies. As of December 31, 2010, Liberty Self-Stor II owed us $3,806 associated with these transactions, as well as for cash advances between the companies.
On December 28, 1999, our stockholders approved the lease of our executive offices from OsAir, Inc., a company owned by Mr. Osborne. The lease had a three year term maturing on March 31, 2009 for $1,350 per month. The lease was extended on March 25, 2009 for a three year term at $2,000 per month. As of December 31, 2010, $24,000 of this expense is included in our general and administrative expenses.
On September 28, 2006, the Company entered into an unsecured loan agreement for a line of credit with a one year term with Mr. Osborne and Charter One Bank for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly. The Charter One liability was jointly loaned, so the Company and Mr. Osborne were each liable for the debt of the other.
The loan was subsequently revised several times until on March 28, 2008, the Company entered into the First Amended and Restated Loan and Security Agreement (the “Loan Agreement”) between the Company, Mr. Osborne (the Company and Mr. Osborne together, the “Borrowers”), and Charter One. The Loan Agreement extended the maturity date to August 1, 2009, continuing with the original interest rate calculation of 1.75% over LIBOR adjusted monthly. Under the agreement, only the Company could borrow on the line of credit when any amounts are paid down against the $9.5 million outstanding on the loan. The Company and Great Plains Exploration LLC, a company owned by Mr. Osborne (“Great Plains”), agreed that the related party loan of $3.8 million from Great Plains was satisfied in full and terminated upon the Company’s entry into the new Charter One loan and assumption of the $3.8 million portion of the line of credit drawn by Mr. Osborne. Therefore, the Company had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008. As part of this loan agreement, Mr. Osborne has pledged several real estate properties that he personally owns, to provide sufficient collateral allowing the Company to enter into the loan agreement. The Company did not meet the reserve collateral requirements for a $9.5 million loan without additional collateral.
The Company’s $9.5 million line of credit with Charter One matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne, related to the $9.5 million line of credit. The average balance during 2010 was $9.5 million and the weighted average interest rate was 3.55%. The average balance during 2009 was $9.5 million and the weighted average interest rate was 2.12%.
On June 18, 2010, the Company, Mr. Osborne, the Richard M. Osborne Trust (the “Trust”), Great Plains, and Oz Gas, Ltd. (companies owned by Mr. Osborne) entered into a Forbearance Agreement with Charter One regarding the Company’s $9.5 million line of credit under the Loan Agreement and regarding the $25.0 million loan agreement between Great Plains, Oz Gas and Mr. Osborne and Charter One, dated August 2, 2007 (together, the “Loan Agreements”). The Company, Mr. Osborne, the Trust, Great Plains and Oz Gas are collectively referred to in the Forbearance Agreement and herein as the “Loan Parties.”
Pursuant to the Forbearance Agreement and during the forbearance period, Charter One agreed to, among other things, forbear from exercising its rights and remedies arising out of the judgments and the Loan Agreements and to stay any action on its motion for the appointment of a receiver.

Under the Forbearance Agreement, Charter One’s agreement to forbear is conditioned upon and subject to the following conditions:
•	Payment by the Loan Parties of a forbearance fee of $40,000 per month during the forbearance period;
•	No material adverse change in the condition of the Loan Parties;
•	An assignment and grant of a security interest by the Company and Great Plains Exploration of each of their ownership interests in the Alpha and Panzica wells;
•	A pledge by the Loan Parties of their ownership interests in Kykuit Resources LLC; and
•	A pledge by Mr. Osborne of not less than 800,000 shares of common stock of Gas Natural Inc. with such stock having a market value of not less than $9.6 million pursuant to a pledge agreement.
In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties shall pay Charter One $400,000, including the $40,000 forbearance fee. The Company had previously planned to pay one third of the $400,000, but due to lack of cash, they have decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 is being paid by the other Loan Parties. Such payments by the Loan Parties shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One contends that the judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One will not take any action to set off funds in any such account.
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
Discussions with Charter One are ongoing but there is no certainty that these discussions will result in satisfactory terms of a revised loan agreement or a revised loan agreement at all. If Charter One demands repayment of the outstanding amounts payable at the end of the forbearance period, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One.
Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.
The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne. The partnership owned one well at December 31, 2010. The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells. The Company has invested $174,392 in well tangibles and intangibles at December 31, 2010 and 2009.
The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.
At December 31, 2010, the Company had a $12,000 invoice outstanding to Oz Gas Ltd., a company owned by Mr. Osborne, for payments made on the Company’s behalf to Charter One during 2010.
The Company paid Orwell Trumbull Pipeline, LLC, a company owned by Mr. Osborne, for telemeter charges in 2010.

On August 3, 2007, Kykuit Resources, LLC purchased from Hemus, Ltd. a 75% interest in certain oil, natural gas and mineral rights located in the Montana Breaks area of Montana. At the same time, Kykuit and Hemus executed a joint venture development agreement pursuant to which Kykuit agreed to develop and operate all of their joint leasehold interests in the Montana Breaks. On May 1, 2008, Kykuit entered into an assignment pursuant to which Hemus assigned all of its remaining rights, title and interest in certain oil and natural gas and mineral leases located in Montana to Kykuit for $250,000. John D. Oil and Gas is the managing member of Kykuit and currently owns 21.79% of Kykuit. The current investment by John D. Oil and Gas in this venture was $736,953 at December 31, 2010.
Richard Osborne owns interests in Kykuit. Gas Natural, Inc., a publicly-held public utility company of which Richard Osborne is the chairman and chief executive officer and a significant stockholder, also owns an interest in Kykuit. Thomas J. Smith, a director of John D. Oil and Gas, is also vice president, chief financial officer and a director of Gas Natural, Inc.
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
The following tables summarize the related party transactions for accounts receivable of oil and natural gas production, capitalized costs for wells, outstanding accounts payable, revenues received and payments paid for expenses to related parties for the periods indicated. The accounts receivable from various companies owned by Mr. Osborne in the accompanying consolidated balance sheets represent amounts owed to the Company for minor cost sharing transactions and are listed in the following table for the years ended December 31, 2010 and 2009.

	2010	2009
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$435,268	$423,566
Liberty Self Stor II	3,806	727
Lucky Brothers	—	38,983
Various Related Companies	4,628	1,308

	$443,702	$464,584

Accounts Payable:
Great Plains Exploration, LLC.	$14,012	$47,144
Big Oats Oilfield Supply Company	23,111	—
Kykuit Resources LLC	160,391
Orwell Natural Gas	1,296
Osair, Inc.	11,922	—
OzGas Ltd.	12,000	—

	$222,732	$47,144

	2010	2009
Great Plains Exploration, LLC:
Capitalized Costs for Well Property and Equipment	$—	$140,410
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$1,828,647	$3,519,851
Operating expenses
Well Management, Water Hauling and Service Rig	$395,892	$506,337
Big Oats Oilfield Supply Company:
Purchases	$22,193	$—
Orwell Trumbull Pipeline, LLC
Operating expenses	$2,000	$—

We believe that the terms of the transactions and the agreements described above are on terms at least as favorable as those which we could have obtained from unrelated parties. On-going and future transactions with related parties will be:
•	on terms at least as favorable as those that we could obtain from unrelated parties,
•	for bona fide business purposes, and
•	approved by a majority of disinterested and non-employee directors, if any.
Director Independence. Following the resignations of the audit committee members and most of the remaining directors on August 26, 2009, the Company was left with only three directors (Richard M. Osborne, Gregory J. Osborne and Thomas J. Smith), none of whom are independent pursuant to applicable laws and regulations and listing standards of NASDAQ. Currently, our board does not have a separately-designated audit committee and the entire board acts as the audit committee. Mr. Smith would qualify as an “audit committee financial expert” but he is not independent.

Item 14.	Principal Accountant Fees and Services
Maloney + Novotny, our independent auditors, billed $91,520 in 2010 and $96,648 in 2009 for audit fees for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements. Maloney + Novotny did not render any other services to us in 2010 and 2009.
Audit Committee Pre-Approval Policies and Procedures. The Company’s directors approved the engagement of the auditors engaged by John D. Oil and Gas to render audit or permissible non-audit services for the year ended December 31, 2010. The directors also reviewed the scope of any audit and other assignments given to our auditors to assess whether these assignments would affect their independence. In 2010, the Company’s directors reviewed all services provided by Maloney + Novotny to ensure that they were within the scope previously approved.
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

10.1	†	Amended and Restated 1999 Stock Option and Award Plan of the Company (Filed as Annex A to Registrant’s Definitive Proxy Statement filed on April 30, 2009 and incorporated herein by reference.)

10.2		Lease between OsAir, Inc. and the Company (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.3		Lease between OsAir, Inc and the Company dated March 26, 2009 (Filed as Exhibit 10.4 to Registrant’s Form 10-K dated December 31, 2008 and incorporated herein by reference.)

10.4		Agreement of Limited Partnership of LSS I Limited Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

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

Exhibit No.	Description

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

10.39
Forebearance Agreement dated June 18, 2010 between RBS Citizens, N.A., dba Charter One, the Company, Great Plains Exploration, LLC, OzGas LTD., Richard M. Osborne and The Richard M. Osborne Trust (Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 25, 2010 and incorporated herein by reference.)

10.40
Assignment & Security Agreement dated June 18, 2010 between RBS Citizens, N.A., dba Charter One, the Company and Great Plains Exploration, LLC (Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated June 25, 2010 and incorporated herein by reference.)

Exhibit No.		Description

10.41
Pledge Agreement dated June 18, 2010 between RBS Citizens, N.A., dba Charter One, the Company and Richard M. Osborne (Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated June 25, 2010 and incorporated herein by reference.)

10.42
Purchase and Sale Agreement effective as of January 30, 2008 between Liberty Self Stor, Ltd. and Richard M. Osborne, Trustee (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated December 28, 2007 and incorporated herein by reference.)

10.43		Operating Agreement of Lucky Brothers, LLC dated October 7, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q dated September 30, 2008 and incorporated herein by reference.)

10.44
Operating Contract between the Company, Lucky Brothers, LLC and Great Plains Exploration, LLC dated October 7, 2008 (Filed as Exhibit 10.2 to Registrant’s Form 10-Q dated September 30, 2008 and incorporated herein by reference.)

10.45
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

99.1	*	Letter from Schlumberger Data & Consulting Services about Reserve Economics

*	Filed herewith

†	Management agreement or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011	JOHN D. OIL AND GAS COMPANY
	By:	/s/ Richard M. Osborne
Richard M. Osborne
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard M. Osborne Richard M. Osborne Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Dated: March 31, 2011

/s/ Carolyn Coatoam Carolyn Coatoam Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 31, 2011

/s/ Gregory J. Osborne Gregory J. Osborne, President and Director	Dated: March 31, 2011

/s/ Thomas J. Smith Thomas J. Smith, Director	Dated: March 31, 2011

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
John D. Oil and Gas Company
We have audited the accompanying consolidated balance sheets of John D. Oil and Gas Company (a Maryland corporation) and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John D. Oil and Gas Company and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Note 2, to the consolidated financial statements, the Company has suffered recurring losses and has $9.5 million of debt currently due and subject to a forbearance that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Maloney + Novotny LLC
Cleveland, Ohio
March 31, 2011

John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$20,016	$22,072
Accounts Receivable	47,312	57,748
Accounts Receivable from Related Parties	443,702	464,584
Other Current Assets	4,610	17,723

Total Current Assets	515,640	562,127

Property and Equipment, Net	7,465,911	8,985,937
Investment in Unconsolidated Affiliate	736,953	705,965
Other Assets	—	5,495

TOTAL ASSETS	$8,718,504	$10,259,524

LIABILITIES AND EQUITY
Current Liabilities:
Line of Credit	9,480,187	9,497,024
Current Maturities of Long Term Debt	136,812	1,145,174
Accounts Payable	276,452	370,675
Accounts Payable to Related Parties	222,732	47,144
Accrued Expenses	190,038	201,959

Total Current Liabilities	10,306,221	11,261,976

Long Term Debt, Net of Current Maturities	927,593	—
Asset Retirement Obligation	654,493	680,056
Commitments and Contingencies	—	—

Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock — $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,277,787	30,273,239
Accumulated Deficit	(32,746,986)	(31,151,171)

Total John D. Oil and Gas Company Equity	(2,460,131)	(868,864)
Non-Controlling Interest	(709,672)	(813,644)

Total Equity	(3,169,803)	(1,682,508)

TOTAL LIABILITIES AND EQUITY	$8,718,504	$10,259,524

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Income
For The Years Ended December 31, 2010 and 2009

	2010	2009
Revenues
Oil and Natural Gas Sales	$2,103,849	$3,711,668
Self-Storage Operation Revenues	339,345	333,569
Interest and Other	193,588	8

Total Revenues	2,636,782	4,045,245

Operating Expenses
Interest	473,302	448,558
Accretion	24,580	45,905
Oil and Natural Gas Production Costs	664,699	687,182
Self-Storage Property Operating Expense	138,524	114,539
Legal and Professional Fees	356,658	367,854
Property Taxes and Insurance	76,230	137,492
General and Administrative	605,023	762,982
Loss from Unconsolidated Affiliate	175,512	650,420
Impairment	—	145,444
Depreciation, Depletion and Amortization	1,506,097	3,381,114

Total Operating Expenses	4,020,625	6,741,490

Net Loss	(1,383,843)	(2,696,245)
Net Income (Loss) attributable to Non-controlling Interest	103,972	(81,544)

Net Loss attributable to John D. Oil and Gas Company	$(1,487,815)	$(2,614,701)

Other Comprehensive Income All attributable to John D. Oil and Gas Company:
Change in Fair Value of Cash Flow Hedge	—	133,880

Comprehensive Loss	$(1,487,815)	$(2,480,821)

Weighted Average Shares Outstanding- Basic and Diluted	9,067,090	9,067,090

Loss per Common Share — Basic and Diluted	$(0.16)	$(0.31)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2010 and 2009

					Accumulated
					Other	Non-
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Stock	Stock	Capital	Deficit	Income (Loss)	Interest	Total

Balance at December 31, 2008	$1	$9,067	$30,268,691	$(28,428,470)	$(133,880)	$(732,100)	$983,309

Restricted Common Stock Award			4,548				4,548
Dividends Declared and Paid				(108,000)			(108,000)
Net Loss				(2,614,701)		(81,544)	(2,696,245)
Change in Fair Value of Cash Flow Hedge					133,880		133,880

Balance at December 31, 2009	$1	$9,067	$30,273,239	$(31,151,171)	$—	$(813,644)	$(1,682,508)

Restricted Common Stock Award			4,548				4,548
Dividends Declared and Paid				(108,000)			(108,000)
Net Income (Loss)				(1,487,815)		103,972	(1,383,843)

Balance at December 31, 2010	$1	$9,067	$30,277,787	$(32,746,986)	$—	$(709,672)	$(3,169,803)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(1,383,843)	$(2,696,245)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Accretion	24,580	45,905
Loss from Unconsolidated Affiliate	175,512	650,420
Loss from Uncompleted wells	93,506	—
Impairment	—	145,444
Depreciation, Depletion and Amortization	1,506,097	3,381,114
Restricted Common Stock Award	4,548	4,548
Changes in Operating Assets and Liabilities:
Accounts Receivable	31,318	940,895
Other Current Assets	13,113	38,479
Other Assets	5,495	55,129
Accounts Payable	(31,695)	(1,612,062)
Accrued Expenses	(11,921)	(87,731)

Net Cash Provided By Operating Activities	426,710	865,896

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(119,642)	—
Expenditures for Unconsolidated Affiliate	(93,440)	(367,127)
Expenditures for Oil and Natural Gas Wells	(10,078)	(329,125)

Net Cash Used In Investing Activities	(223,160)	(696,252)

Cash Flows from Financing Activities:
Dividends Paid to Preferred Stockholders	(108,000)	(108,000)
Proceeds from Related Party Note Payable	—	600,000
Proceeds from Long Term Debt	63,956	—
Payments on Line of Credit	(16,837)	—
Principal Payments on Related Party Debt	—	(600,000)
Principal Payments on Long Term Debt	(144,725)	(117,873)

Net Cash Used In Financing Activities	(205,606)	(225,873)

Net Decrease in Cash	(2,056)	(56,229)
Cash, Beginning of Period	22,072	78,301

Cash, End of Period	$20,016	$22,072

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$473,576	$443,549

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2010 and 2009
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
Principles of Consolidation
Pursuant to the terms of the partnership agreement of LSS I Limited Partnership, the Company, as sole general partner, controls LSS I. Accordingly, the Company accounts for its investment in LSS I utilizing the consolidation method. The investment in an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit”) is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated. The well in Lucky Brothers is accounted for as a joint interest venture.
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
Accounts Receivable
The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio and related party accounting treatments. At December 31, 2010 and 2009, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses and had no such losses in 2010 and 2009.
The Company’s accounts receivable, arising from the self-storage business, are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Approximately $2,000 of bad debt expense was incurred in 2010 and 2009.
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
Asset Impairment
The Company reviews its self-storage property and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. This income approach to determine the fair value of these assets is based on level 3 inputs, including estimated reserve quantities, gas prices, operating costs and discount rates. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company wrote off $-0- in 2010 and the costs related to one well amounting to $145,444 in 2009.

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
The following table presents the Company’s asset retirement obligation activity for the years ended December 31:

	2010	2009

Asset retirement obligations, beginning of the year	$680,056	$674,517
Liabilities incurred during the year	4,551	—
Revisions in estimated cash flows	(54,694)	(14,366)
Liabilities settled during the year	—	(26,000)
Accretion expense	24,580	45,905

Asset retirement obligations, end of the year	$654,493	$680,056

The Company plugged no wells in 2010 and two wells in 2009.
Revenue Recognition
The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production contracts they currently have in place. The Company uses the sales method to account for any gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2010 and 2009.
The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019. Total lease revenue related to these leases was $214,469 and $199,029 for the years ended December 31, 2010 and 2009, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
Future minimum lease revenue from operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending December 31 and thereafter are as follows:

2011	$219,210
2012	207,676
2013	201,684
2014	183,288
2015	137,916
Thereafter	162,110

$1,111,884

Stock-Based Compensation
On June 16, 2009 at the Company’s Annual Meeting, of the stockholders who voted, 81.7% voted to approve amendments to the Company’s stock option plan. The plan was extended another ten years.
Of the 300,000 stock options that may be granted, none were outstanding as of December 31, 2010 and 2009. Stock options totaling 25,000 shares at a weighted average price of $0.56 were terminated in the second quarter of 2009 when an employee was no longer employed by the Company. Additionally, the former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011. The compensation expense recorded for the restricted shares for the years ended December 31, 2010 and 2009 was $4,548.
On June 20, 2008, the Company granted a warrant to purchase 50,000 shares of common stock to Richard M. Osborne in return for Mr. Osborne providing collateral for the Company’s credit facility with RBS Citizens, N.A., d/b/a Charter One (“Charter One”). The fair value of the warrant was expensed in 2008. The warrant has an exercise price of $1.00 per share and a term of five years.
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
The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of December 31, 2010 or 2009, or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.
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
Fair Value of Financial Instruments
The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and debt. Cash, accounts receivable and accounts payable, due to their short maturities and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its debt at December 31, 2010 and December 31, 2009.

Recently Issued Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about their financing receivables and related allowance for credit losses. Disclosures to be made as of the end of a reporting period are effective for the Company’s reporting period ending December 31, 2010; and the disclosures about activity that occurs during a reporting period will be effective for the Company’s reporting period ending March 31, 2011. Since this ASU will only amend disclosure requirements, not accounting practice, the adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.
The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on the financial statements.
Reclassifications
Certain reclassifications of prior year comparative amounts have been made to conform to the December 31, 2010 presentation. These reclassifications had no effect on net loss or equity as previously reported.
2. Going Concern
The Company’s independent registered accounting firm has indicated in their audit report in an explanatory paragraph that the Company has suffered recurring losses and has $9.5 million of debt currently due and subject to a forbearance agreement that raises substantial doubt about its ability to continue as a going concern at December 31, 2010. The Company’s audited consolidated financial statements as of December 31, 2010 have been prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The Company has incurred substantial losses, which have strained its financial resources, and the Company’s liabilities exceed its assets at December 31, 2010. The Company’s $9.5 million line of credit with RBS Citizens, N.A. d/b/a Charter One (“Charter One”) was due August 1, 2009 and was in default. On August 24, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt. On June 18, 2010, the Company, and other parties, and Charter One entered into a forbearance agreement, (“the Forbearance Agreement”) pursuant to which Charter One will forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. The Company does not have the available cash to repay the line of credit with Charter One. The Company is meeting with Charter One on a regular basis to reach a loan agreement satisfactory to both parties. Additionally, the Company is seeking funds from other financial institutions. See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.
3. Property and Equipment
Property and equipment consists of the following at December 31:

	2010	2009
Oil and Natural Gas Properties:
Proved Properties	$16,473,401	$16,516,743
Unproved Properties	79,308	169,536
Well Material Inventory	50,349	50,349
Accumulated Depletion	(10,613,130)	(9,250,963)

Total Oil and Natural Gas Properties	5,989,928	7,485,665
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,402,983	2,357,822
Furniture and Equipment	248,120	173,640
Accumulated Depreciation	(1,482,900)	(1,338,970)

Total Other Property and Equipment	1,475,983	1,500,272

Property and Equipment, Net	$7,465,911	$8,985,937

4. Investment in Unconsolidated Affiliates
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company began investing in Kykuit during the third quarter of 2007. In 2008, the Company sold 25% of its interest in Kykuit at cost for approximately $1.4 million. The Company had an 18.8% ownership in Kykuit at December 31, 2008. Some of the Kykuit partners opted out of further cash investments during 2009, increasing the Company’s ownership percentage at December 31, 2009 to 20.83%. The Company’s investment was further increased to 21.79% at December 31, 2010.
At December 31, 2010, the investment by the Company in this venture was $736,953 which included a loss in the investment of $143,197; an account payable of $124,000; and a cumulative net book loss of $883,377. At December 31, 2009, the investment by the Company in this venture was $705,965 which included a loss in the investment of $588,309, an account payable of $10,490 and a cumulative net book loss of $119,556. The Company’s recorded loss of $143,197 in 2010 represented 21.79% of a reduction in on undrilled leases, which was also recorded by Kykuit. The Company recorded a loss of $588,309 on the investment representing 20.83% of an 85% reduction in the value of the exploratory wells in Kykuit at December 31, 2009. Kykuit recorded an impairment expense on its books at December 31, 2010 which had the same affect after the 85% reduction to the Company. The Company did not record any additional loss for this transaction in 2010. The following table displays the balance sheet of Kykuit at December 31, 2010, and 2009 and the income statement for the same years ended:
Kykuit Resources LLC
Balance Sheet

	December 31, 2010	December 31, 2009
Current Assets	$429,656	$115,893
Unproved Leaseholds and Development Costs	3,647,721	6,957,065
Furniture and Fixtures, Net of Depreciation	20,373	31,747
Other Assets	15,726	24,087

	$4,113,476	$7,128,792

Current Liabilities	$677,331	$832,728
Paid in Capital	7,436,674	6,786,675
Accumulated Deficit	(4,000,529)	(490,611)

	$4,113,476	$7,128,792

Kykuit Resources LLC.
Statement of Operations
For The Years Ended December 31, 2010 and 2009

	2010	2009

Total Revenues	$—	$—
Total Expenses	3,509,918	304,543

Net Loss	$(3,509,918)	$(304,543)

5. Line of Credit and Long-Term Debt
On September 28, 2006, the Company entered into an unsecured loan agreement for a line of credit with a one year term with Mr. Richard M. Osborne, the Company’s Chairman and CEO, and Charter One Bank for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly. The Charter One liability was jointly loaned, so the Company and Mr. Osborne were each liable for the debt of the other.

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
The Company’s $9.5 million line of credit matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to the $9.5 million line of credit. The average balance during 2010 was $9.5 million and the weighted average interest rate was 3.55%. The average balance during 2009 was $9.5 million and the weighted average interest rate was 2.12%.
The Company’s line of credit with Charter One was almost fully drawn for $9.5 million at December 31, 2010 at a rate of 4.75%. Charter One contends that the interest rate at December 31, 2010 is LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. Also, Charter One has applied a default rate to the loan from January 4, 2010 thru June 18, 2010. The Company does not agree with the default rate and therefore has not booked approximately $171,000 of additional interest expense. It is the Company’s position that the interest for the period from judgment date to forbearance date should remain at the original contract rate at the date of judgment, based upon the per diem interest amount expressly stated in that judgment. Attorneys for the Company also support that position and have so stated in letters to Charter One and for purposes of the annual audit.
On June 18, 2010, the Company, Mr. Osborne, the Richard M. Osborne Trust (the “Trust”), Great Plains, and Oz Gas, Ltd. (companies owned by Mr. Osborne) entered into a Forbearance Agreement with Charter One regarding the Company’s $9.5 million line of credit under the Loan Agreement and regarding the $25.0 million loan agreement between Great Plains, Oz Gas and Mr. Osborne and Charter One, dated August 2, 2007 (together, the “Loan Agreements”). The Company, Mr. Osborne, the Trust, Great Plains and Oz Gas are collectively referred to in the Forbearance Agreement and herein as the “Loan Parties.”
Pursuant to the Forbearance Agreement and during the forbearance period, Charter One agreed to, among other things, forbear from exercising its rights and remedies arising out of the judgments and the Loan Agreements and to stay any action on its motion for the appointment of a receiver.
Under the Forbearance Agreement, Charter One’s agreement to forbear is conditioned upon and subject to the following conditions:
•	Payment by the Loan Parties of a forbearance fee of $40,000 per month during the forbearance period;
•	No material adverse change in the condition of the Loan Parties;
•	An assignment and grant of a security interest by the Company and GPE of each of their ownership interests in the Alpha and Panzica wells;
•	A pledge by the Loan Parties of their ownership interests in Kykuit Resources LLC; and

•	A pledge by Mr. Osborne of not less than 800,000 shares of common stock of Gas Natural Inc. with such stock having a market value of not less than $9.6 million pursuant to a pledge agreement.

In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties shall pay Charter One $400,000, including the $40,000 forbearance fee. The Company had previously felt they would pay one third of the $400,000, but due to lack of cash, they have decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 is being paid by the other Loan Parties. Such payments by the Loan parties shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One contends that the judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One will not take any action to set off funds in any such account.
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
Discussions with Charter One are ongoing but there is no certainty that these discussions will result in satisfactory terms of a revised loan agreement or a revised loan agreement at all. If Charter One demands repayment of the outstanding amounts payable at the end of the forbearance period, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One.
The Painesville facility was encumbered by a mortgage with First Merit Bank, N.A. by agreement dated June 9, 2009. The loan was deemed to be in default by First Merit Bank, N.A in August 2009 when Charter One sought judgments against the Company regarding its line of credit.
On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank, N.A signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The current rate on December 31, 2010 was 2.76%. The principal amount of the loan as of December 31, 2010 and 2009 were $1,010,364 and $1,145,174, respectively.
The repayment terms for the Painesville loan includes the following principal payments over the next four years ending December 31 are as follows:

2011	$124,440
2012	124,440
2013	124,440
2014	637,044

1,010,364
Less current portion	(124,440)

$885,924

In February 2010, the Company entered into a loan for the purchase of a vehicle which matures in February 2015. The interest rate is fixed at 2.90%. The outstanding principal amount of the loan as of December 31, 2010 was $54,041. The future minimum loan payments over the next five years ending December 31 are as follows:

2011	$12,372
2012	12,730
2013	13,099
2014	13,479
2015	2,361

54,041
Less current portion	(12,372)

$41,669

For the years ended December 31, 2010 and 2009 respectively, the Company expensed $473,302 and $427,122 in interest on its debt instruments.
6. Notes Payable to Related Party
The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at December 31, 2010 was 3.25%. There were no outstanding balances under the note at December 31, 2010 and 2009, respectively.
On February 13, 2009, Great Plains loaned the Company $600,000 to fund the Company’s ongoing capital requirements. On July 25, 2009, the Note and interest outstanding on the $600,000 loan from Great Plains were fully paid. The Company used the receipt of currently owed production funds and additional advance monies against the production receivable to make the payment.
Interest expense on related party notes payable, included in total interest was $0 and $21,436 for the years ended December 31, 2010 and 2009, respectively.
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
The Company did not issue stock in 2010 or 2009.
8. Earnings/Loss Per Share
Basic income (loss) per share of common stock for the years ended December 31, 2010 and 2009 is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.
The restricted stock awards, Class A Limited Partnership conversion and warrants for the years ended December 31, 2010 and 2009 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.
The Company paid no cash distributions to its common stockholders during 2010 and 2009. However, the Company declared and paid $108,000 in preferred stock dividends for both of the years ended December 31, 2010 and 2009.
9. Income Taxes
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations is as follows:

	2010		2009
	Amount	%	Amount	%
Provision (benefit) based on the federal statutory rate	$(506,000)	(34.0)	$(889,000)	(34.0)
Increase in valuation allowance	506,000	34.0	889,000	34.0

	$—	—	$—	—

The following table represents the Company’s significant deferred tax assets and liabilities at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets
Net operating loss carry forwards	$5,645,000	$5,420,000
AMT credit	41,100	41,100

Total Deferred assets	5,686,100	5,461,100

Deferred tax liabilities
Oil and natural gas properties, principally due to differences in depreciation, depletion and amortization	(1,425,000)	(1,750,000)

Net Deferred tax assets	4,261,100	3,711,100
Valuation allowance	(4,261,100)	(3,711,100)

Net Deferred tax assets	$—	$—

At December 31, 2010 and 2009, the Company had net operating loss carry forwards (NOLS) for future years of approximately $16.6 and $15.9 million, respectively. These NOLS will expire at various dates through 2028. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.
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
The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne for $2,000 per month. The current lease has a three year term maturing on April 1, 2012. Rent expense totaled $24,000 and $22,050 for the years ending December 31, 2010 and 2009, respectively, and is included in general and administrative expenses.
Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.
The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne. The partnership owns one well at December 31, 2010. The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells. The Company has invested $174,392 in well tangibles and intangibles at December 31, 2010 and 2009.
The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.
At December 31, 2010, the Company had a $12,000 invoice outstanding to Oz Gas Ltd., a company owned by Mr. Osborne, for payments made on the Company’s behalf to Charter One. See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.
In 2010, the Company paid Orwell Trumbull Pipeline, LLC, a company owned by Mr. Osborne, for telemeter charges.
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit”), which is accounted for using the equity method of accounting. The Company had a 21.79% and a 20.83% ownership in Kykuit at December 31, 2010 and 2009, respectively. On June 18, 2010, the Company pledged its interest in Kykuit to Charter One in connection with the Forbearance Agreement. For the year ended December 31, 2010, the Company paid $93,440, including $10,940 previously recorded in accounts payable. Additionally the Company had $124,000 in accounts payable for a cash call and $36,391 in accounts payable for borrowed funds owed to Kykuit. The investment by the Company in this venture is $736,953 which includes cash totaling $1,496,330, an accounts payable of $124,000 and a cumulative net book loss of $883,377 at December 31, 2010. Additional information is disclosed in Note 4 to these financial statements.

Mr. Osborne, the Company’s Chairman and Chief Executive Officer, and Gas Natural Inc., a publicly-held public utility company of which Mr. Osborne is the Chairman, Chief Executive Officer and a significant stockholder, owns interests in Kykuit. Mr. Osborne’s personal interests in Kykuit were pledged to Charter One in connection with the Forbearance Agreement.
The following tables summarize the related party transactions for accounts receivable of oil and natural gas production, capitalized costs for wells, outstanding accounts payable, revenues received and payments paid for expenses to related parties for the periods indicated. The accounts receivable from various companies owned by Mr. Osborne in the accompanying consolidated balance sheets represent amounts owed to the Company for minor cost sharing transactions and are listed in the following table for the years ended December 31:

	2010	2009
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$435,268	$423,566
Liberty Self Stor II	3,806	727
Lucky Brothers	—	38,983
Various Related Companies	4,628	1,308

	$443,702	$464,584

Accounts Payable:
Great Plains Exploration, LLC.	$14,012	$47,144
Big Oats Oilfield Supply Company	23,111	—
Kykuit Resources LLC	160,391
Orwell Natural Gas	1,296
Osair, Inc.	11,922	—
OzGas Ltd.	12,000	—

	$222,732	$47,144

Great Plains Exploration, LLC:	2010	2009

Capitalized Costs for Well Property and Equipment	$—	$140,410
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$1,828,647	$3,519,851
Operating expenses
Well Management, Water Hauling and Service Rig	$395,892	$506,337
Big Oats Oilfield Supply Company:
Purchases	$22,193	$—
Orwell Trumbull Pipeline, LLC Operating expenses	$2,000	$—
Marc C. Krantz, a director and secretary of the Company until August 26, 2009, is the managing partner of the law firm of Kohrman Jackson & Krantz PLL, which provides legal services to the Company.
J. R. Smail, a director of the Company until August 26, 2009, is the operator of five wells in which the Company has joint interest. At December 31, 2009, the consolidated financial statements included accounts receivable for oil and gas sales of $13,551; revenue from oil and gas sales of $84,265; and operating expenses of $41,708 from Smail.

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
The Company’s operations are classified into two principal industry segments. The following table presents the twelve months ended December 31, 2010 and 2009:

	Oil and Gas	Self-Storage
Twelve Months ended December 31, 2010	Production	Facilities	Total

Revenues from external customers	$2,103,849	$339,345	$2,443,194
Interest and other revenue	15,670	177,918	193,588

Total Revenue	2,119,519	517,263	2,636,782

Interest Expense	437,497	35,805	473,302
Accretion Expense	24,580	—	24,580
Property Operating Costs	664,699	138,524	803,223
Other Operating expenses	933,909	104,002	1,037,911
Loss from Unconsolidated Affiliate	175,512	—	175,512
Impairments	—	—	—
Depreciation, depletion and amortization	1,384,450	121,647	1,506,097

Total Operating Expenses	3,620,647	399,978	4,020,625

Net Income (Loss)	$(1,501,128)	$117,285	$(1,383,843)

Property and Equipment additions	$83,173	$46,547	$129,720

Total Assets	$7,346,068	$1,372,436	$8,718,504

	Oil and Gas	Self-Storage
Twelve Months ended December 31, 2009	Production	Facilities	Total

Revenues from external customers	$3,711,668	$333,569	$4,045,237
Interest and other revenue	8	—	8

Total Revenue	3,711,676	333,569	4,045,245

Interest Expense	412,637	35,921	448,558
Accretion Expense	45,905	—	45,905
Property Operating Costs	687,182	114,539	801,721
Other Operating expenses	1,089,434	178,894	1,268,328
Loss from Unconsolidated Affiliate	650,420	—	650,420
Impairments	145,444	—	145,444
Depreciation, depletion and amortization	3,260,576	120,538	3,381,114

Total Operating Expenses	6,291,598	449,892	6,741,490

Net Loss	$(2,579,922)	$(116,323)	$(2,696,245)

Property and Equipment additions	$329,125	$—	$329,125

Total Assets	$8,790,619	$1,468,905	$10,259,524

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
Application of the new rules resulted in the use of lower prices at December 31, 2010 and 2009 for both oil and gas than would have resulted under the previous rules, which required use of year-end oil and gas prices. Because of the changes in assumptions, the 2010 and 2009 reserve valuations below may not be comparable to those of prior years. The estimated future cash flows are determined based on the prior 12 month average prices for crude oil, current allowable prices (adjusted for periods beyond the contract period to prior 12 month average prices) applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves and future retirement obligations (net of salvage), based on current economic conditions, and the estimated future income tax expense, based on year-end statutory tax rates (with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States and all are based on reserve reports prepared by Schlumberger Data and Consulting Services for the years ended December 31:

	2010		2009
	Natural Gas	Oil	Natural Gas	Oil
	(MCF)	(BBLs)	(MCF)	(BBLs)
Proved developed and undeveloped reserves:
Beginning of year	2,512,800	28,800	2,146,600	17,500
Revision of previous estimates, extensions and other additions	347,800	13,400	792,000	17,600
Net reserve additions	—	—	272,900	2,900
Production	(383,500)	(8,900)	(698,700)	(9,200)

End of year	2,477,100	33,300	2,512,800	28,800

Proved developed reserves:
Beginning of year	2,512,800	28,800	2,146,600	17,500

End of year	2,477,100	33,300	2,512,800	28,800

Capitalized Costs Relating to Oil and Natural Gas Producing Activities for the years ended December 31.

	2010	2009

Proved oil and natural gas properties	$16,473,401	$16,516,743
Unproved oil and natural gas properties	79,308	169,536
Well Material inventory	50,349	50,349

Total	16,603,058	16,736,628
Accumulated depreciation, depletion and amortization	(10,613,130)	(9,250,963)

Net capitalized costs	$5,989,928	$7,485,665

Costs Incurred in Oil and Natural Gas Producing Activities for the years ended December 31.

	2010	2009
Property acquisition costs	$317	$3,047
Development costs	$10,626	$340,443

Standardized Measure of Discounted Future Net Cash Flows at December 31, (in thousands of dollars).

	2010	2009
Future cash inflows from sales of oil and gas	$15,439	$13,794
Future production and development costs	(8,661)	(8,207)
Future asset retirement obligations	(1,635)	(1,449)
Future income tax expense	(1,749)	(1,407)

Future net cash flows	3,349	2,731
Future net cash flows 10% annual discount for estimated timing of cash flows	(1,390)	(1,186)

Standardized measure of discounted future net cash flows	$2,004	$1,545

Effective for the year ended 2009, SEC reporting rules required that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period. The 12-month average pricing for 2010 used in the above table for natural gas sold at the Henry Hub, Louisiana was $4.376 and Ergon West Virginia Oil was $73.73. The 12-month average pricing for 2009 used in the above table for natural gas sold at the Henry Hub, Louisiana was $3.867 and West Texas Intermediate oil at Cushing, Oklahoma was $61.18.
Future operating expenses are based on year end costs and assume continuation of existing economic conditions.
Changes in the Standardized Measure of Discounted Future Net Cash Flow at December 31, (in thousands of dollars).

	2010	2009
Balance, beginning of year	$1,545	$3,522
Extensions, discoveries and other additions	—	412
Revision of quantity estimates	974	985
Sales of oil and gas, net of production costs	(445)	(1,936)
Net change in prices and production costs	471	(1,668)
Net change in income taxes	(342)	1,004
Accretion of discount	155	352
Other	(354)	(1,126)

Balance, end of year	$2,004	$1,545

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