Form 10-Q
period 2011-03-31
JOHN D. OIL & GAS CO
filed 2011-05-16
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 1, 2011 was 9,067,090 shares.
Except as otherwise indicated, the information contained in this Report is as of March 31, 2011.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$60,776	$20,016
Accounts Receivable	44,536	47,312
Accounts Receivable from Related Parties	507,221	848,395
Other Current Assets	2,697	4,610

Total Current Assets	615,230	920,333

Property and Equipment, Net	7,200,689	7,465,911
Investment in Unconsolidated Affiliate	714,530	736,953

TOTAL ASSETS	$8,530,449	$9,123,197

LIABILITIES AND EQUITY
Current Liabilities:

Line of Credit	$9,480,187	$9,480,187
Current Maturities of Long Term Debt	136,812	136,812
Accounts Payable	199,488	276,452
Accounts Payable to Related Parties	732,463	627,425
Accrued Expenses	177,777	190,038

Total Current Liabilities	10,726,727	10,710,914

Long Term Debt, Net of Current Maturities	893,330	927,593
Asset Retirement Obligation	660,638	654,493
Commitments and Contingencies	—	—

Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock — $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,278,924	30,277,787
Accumulated Deficit	(33,321,306)	(32,746,986)

Total John D. Oil and Gas Company Shareholder’s Equity	(3,033,314)	(2,460,131)
Non-Controlling Interest	(716,932)	(709,672)

Total Equity	(3,750,246)	(3,169,803)

TOTAL LIABILITIES AND EQUITY	$8,530,449	$9,123,197

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Oil and Natural Gas Sales	$407,574	$582,448
Self-Storage Operation Revenues	84,862	79,115
Interest and Other	—	158,008

Total Revenues	492,436	819,571

Operating Expenses
Interest	157,152	62,209
Accretion	6,145	5,000
Oil and Natural Gas Production Costs	262,873	113,934
Self-Storage Property Operating Expense	34,698	35,528
Legal and Professional Fees	63,290	54,739
Property Taxes and Insurance	20,325	16,490
General and Administrative	167,171	149,733
Loss from Unconsolidated Affiliate	59,623	18,970
Depreciation, Depletion and Amortization	276,109	455,327

Total Operating Expenses	1,047,386	911,930

Net Loss	(554,950)	(92,359)
Net Income (Loss) attributable to Non-controlling Interest	(7,260)	95,705

Net Loss attributable to John D. Oil and Gas Company	$(547,690)	$(188,064)

Weighted Average Shares Outstanding — Basic	9,067,090	9,067,090

Weighted Average Shares Outstanding — Diluted	9,067,090	9,067,090

Loss per Common Share — Basic and Diluted	$(0.06)	$(0.02)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Three Months Ended March 31, 2011 and 2010

					Non-
	Preferred	Common	Paid-in	Accumulated	Controlling
	Stock	Stock	Capital	Deficit	Interest	Total

Balance at December 31, 2009 (audited)	$1	$9,067	$30,273,239	$(31,151,171)	$(813,644)	$(1,682,508)

Restricted Common Stock Award			1,137			1,137
Dividends Declared				(26,630)		(26,630)
Net Income (Loss)				(188,064)	95,705	(92,359)

Balance at March 31, 2010 (unaudited)	$1	$9,067	$30,274,376	$(31,365,865)	$(717,939)	$(1,800,360)

Balance at December 31, 2010 (audited)	$1	$9,067	$30,277,787	$(32,746,986)	$(709,672)	$(3,169,803)

Restricted Common Stock Award			1,137			1,137
Dividends Declared				(26,630)		(26,630)
Net Loss				(547,690)	(7,260)	(554,950)

Balance at March 31, 2011 (unaudited)	$1	$9,067	$30,278,924	$(33,321,306)	$(716,932)	$(3,750,246)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(554,950)	$(92,359)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Accretion	6,145	5,000
Loss from Unconsolidated Affiliate	59,623	18,970
Depreciation, Depletion and Amortization	276,109	455,327
Restricted Common Stock Award	1,137	1,137
Changes in Operating Assets and Liabilities:
Accounts Receivable	343,950	(234,254)
Other Current Assets	1,913	7,379
Other Assets	—	5,495
Accounts Payable	28,074	9,421
Accrued Expenses	(12,261)	(62,637)

Net Cash Provided By Operating Activities	149,740	113,479

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(10,887)	(101,135)
Expenditures for Unconsolidated Affiliate	(37,200)	(60,440)

Net Cash Used In Investing Activities	(48,087)	(161,575)

Cash Flows from Financing Activities:
Dividends Paid to Preferred Stockholders	(26,630)	(26,630)
Bank Overdraft	—	31,170
Proceeds from Long Term Debt	—	63,956
Principal Payments on Long Term Debt	(34,263)	(42,472)

Net Cash Provided by (Used In) Financing Activities	(60,893)	26,024

Net (Decrease) Increase in Cash	40,760	(22,072)
Cash, Beginning of Period	20,016	22,072

Cash, End of Period	$60,776	$—

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$157,223	$39,803

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to the March 31, 2011 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.
Accounting estimates were revised as necessary during the quarter based on new information and changes in facts and circumstances. These unaudited consolidated financial statements should be read in conjunction with the comprehensive discussion of the Company’s management estimates and significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2010.
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. See Note 2 to these consolidated financial statements.

Principles of Consolidation
Pursuant to the terms of the partnership agreement of LSS I, the Company, as sole general partner, controls LSS I. Accordingly, the Company accounts for its investment in LSS I utilizing the consolidation method. The investment in an unconsolidated affiliate, Kykuit Resources LLC (Kykuit), is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.
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
Accounts Receivable
The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio and related party accounting treatment. At March 31, 2011 and December 31, 2010, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
The Company’s accounts receivable arising from the self-storage business are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to other income when received. Approximately $1,200 and $1,100 of bad debt expense was incurred in the three months ended March 31, 2011 and 2010, respectively.

Property and Equipment
All property and equipment is depreciated using the straight-line method over the estimated useful lives of twenty five years for buildings and improvements and five to seven years for furniture and equipment.
The Company uses the successful efforts method of accounting for oil and natural gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves, are capitalized. Upon sale or retirement of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts and the resultant gain or loss is recognized.
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
Asset Impairment
The Company reviews its self-storage property and capitalized well costs for impairment annually and when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized.
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

The following table presents the Company’s asset retirement obligation activity.

	For the Three Months Ended
	March 31,
	2011	2010

Asset retirement obligations, beginning of the period	$654,493	$680,056
Liabilities incurred during the period	—	6,095
Revisions in estimated cash flows	—	—
Liabilities settled during the period	—	—
Accretion expense	6,145	5,000

Asset retirement obligations, end of the period	660,638	691,151
Less current liabilities	—	—

Asset retirement obligations, net of current maturities	$660,638	$691,151

At March 31, 2011 and December 31, 2010, the Company’s current portion of the asset retirement obligations was $0.
Revenue Recognition
The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production volume contracts they currently have in place. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2011 and December 31, 2010.
The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned, which is typically on a monthly basis.
The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 1, 2020. Total lease revenue related to these leases was $54,767 and $49,387 for the three months ended March 31, 2011 and 2010, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
Future minimum lease revenue from operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending March 31 and thereafter are as follows:

2012	219,660
2013	203,182
2014	197,085
2015	183,288
2016	104,454
Thereafter	149,750

$1,057,419

Stock-Based Compensation
On June 16, 2009 at the Company’s Annual Meeting, of the stockholders who voted, 81.7% voted to approve amendments to the Company’s stock option plan. The plan was extended another ten years.
Of the 300,000 stock options that may be granted, none were outstanding as of March 31, 2011 and 2010. The former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period until August of 2011. The compensation expense recorded for the restricted shares for the three months ended March 31, 2011 and 2010 was $1,137.
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
The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of March 31, 2011 or December 31, 2010, or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.
The Company is open to federal and state tax audits until the applicable statute of limitations expire. There are currently no federal or state income tax examinations underway for the Company. Generally, the three previous tax years remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months. The Company does, however, have prior year net operating losses which remain open for examination.
Fair Value of Financial Instruments
The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and debt. Cash, accounts receivable and accounts payable, due to their short maturities and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its debt at March 31, 2011 and March 31, 2010.
Recently Issued Accounting Pronouncements
The Company reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on the financial statements.

Reclassifications
Certain reclassifications of prior period comparative amounts have been made to conform to the current period presentation. These reclassifications had no effect on net loss or equity as previously reported.
Note 2. Going Concern
The Company’s independent registered accounting firm indicated, in the Company’s Form10-K for the year ended December 31, 2010, in their audit report in an explanatory paragraph that, due to the Company’s recurring losses and the Company’s outstanding debt of $9.5 million currently due and subject to a forbearance agreement there was substantial doubt about the Company’s ability to continue as a going concern at December 31, 2010. The Company’s unaudited consolidated financial statements as of March 31, 2011 have been prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The Company has incurred substantial losses, which have strained its financial resources, and the Company’s liabilities exceed its assets at March 31, 2011. The Company’s $9.5 million line of credit with RBS Citizens, N.A. d/b/a Charter One (“Charter One”) was due August 1, 2009 and was in default. On August 24, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt. On June 18, 2010, the Company, and other parties, and Charter One entered into a forbearance agreement, (“the Forbearance Agreement”) pursuant to which Charter One will forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. The Company does not have the available cash to repay the line of credit with Charter One. The Company is meeting with Charter One on a regular basis to reach a loan agreement satisfactory to both parties. Additionally, the Company is seeking funds from other financial institutions. There is no guarantee that the Company will be successful with these efforts. See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.
Note 3. Property and Equipment
Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$16,474,301	$16,473,401
Unproved Properties	79,308	79,308
Well Material Inventory	50,349	50,349
Accumulated Depletion	(10,851,749)	(10,613,130)

Total Oil and Natural Gas Properties	5,752,209	5,989,928
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,402,983	2,402,983
Furniture and Equipment	257,270	248,120
Accumulated Depreciation	(1,519,553)	(1,482,900)

Total Other Property and Equipment	1,448,480	1,475,983

Property and Equipment, Net	$7,200,689	$7,465,911

Note 4. Investment in Unconsolidated Affiliate
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”) which is accounted for using the equity method of accounting. The Company had a 21.93% and a 21.79% ownership in Kykuit at March 31, 2011 and December 31, 2010, respectively. On June 18, 2010, the Company pledged its partnership interest in Kykuit to Charter One in connection with the Forbearance Agreement. During the third quarter of 2010, the Company borrowed funds totaling $39,789 from Kykuit. For the three months ended March 31, 2011, the Company made cash investments totaling $161,200 to Kykuit, including $124,000 previously recorded in accounts payable. During the first quarter of 2010, the Company made cash investments totaling $60,440 to Kykuit, including $10,940 previously recorded in accounts payable. The investment by the Company in this venture is $714,530 which includes cash totaling $1,657,530 and a cumulative net book loss of $943,000 at March 31, 2011. At March 31, 2010 the investment by the Company in this venture was $736,495 which included cash totaling $1,463,330 and a cumulative net book loss of $726,835.
The following table displays the unaudited balance sheets of Kykuit at March 31, 2011 and December 31, 2010 and the unaudited statements of operations for the three months ended March 31, 2011 and 2010, respectively.
Kykuit Resources LLC
Balance Sheet

	March 31, 2011	December 31, 2010
Current Assets	$19,898	$429,656
Unproved Leaseholds and Development Costs	3,647,721	3,647,721
Furniture and Fixtures, Net of Depreciation	17,529	20,373
Other Assets	12,969	15,726

	$3,698,117	$4,113,476

Current Liabilities	$415,597	$677,331
Paid in Capital	7,556,675	7,436,674
Accumulated Deficit	(4,274,155)	(4,000,529)

	$3,698,117	$4,113,476

Kykuit Resources LLC.
Statement of Operations
For The Three Months Ended March 31, 2011 and 2010

	2011	2010

Total Revenues	$—	$—
Total Expenses	273,626	89,910

Net Loss	$(273,626)	$(89,910)

Note 5. Line of Credit and Long-Term Debt
On September 28, 2006, the Company along with Mr. Richard M. Osborne, the Company’s Chairman and CEO entered into an unsecured loan agreement for a line of credit with a one year term with Charter One Bank for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly. The Charter One liability was jointly loaned, so the Company and Mr. Osborne were each liable for the debt of the other.
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
The Company’s line of credit with Charter One was almost fully drawn for $9.5 million at December 31, 2010 at a rate of 4.75%. Charter One contends that the interest rate at December 31, 2010 is LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. Also, Charter One has applied a default rate to the loan from January 4, 2010 thru June 18, 2010. The Company does not agree with the default rate and therefore has not booked approximately $171,000 of additional interest expense. It is the Company’s position that the interest for the period from judgment date to forbearance date should remain at the original contract rate at the date of judgment, based upon the per diem interest amount expressly stated in that judgment. Attorneys for the Company also strongly support that position and have so stated in letters to Charter One and for purposes of the annual audit.
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
On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank, N.A signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The current rate on March 31, 2011 was 2.74%. The principal amount of the loan as of March 31, 2011 and December 31, 2010 were $979,254 and $1,010,364, respectively.

The repayment terms for the Painesville loan includes the following principal payments over the next four years ending March 31 are as follows:

2012	$124,440
2013	124,440
2014	730,374

979,254
Less current portion	(124,440)

$854,814

In February 2010, the Company entered into a loan for the purchase of a vehicle which matures in February 2015. The interest rate is fixed at 2.9%. The outstanding principal amount of the loan at March 31, 2011 was $50,888.
The future minimum loan payments over the remaining term of the loan for the years ended March 31 are as follows:

2012	$12,372
2013	12,929
2014	13,188
2015	12,399

50,888
Less current portion	(12,372)

$38,516

Interest expense on debt instruments was $157,152 and $62,209 for the three months ended March 31, 2011 and 2010, respectively.
Note 6. Notes Payable to Related Party
The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at March 31, 2011 and December 31, 2010 was 3.25%. There were no outstanding balances under the note at March 31, 2011 and December 31, 2010, respectively.
Interest expense on the related party note was $0 for each of the three months ended March 31, 2011 and 2010.
Note 7. Stockholder’s Equity
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
The Company did not issue stock in 2011 or 2010.
Note 8. Interest and Other Revenue
Interest and other revenue for the three months ended March 31, 2010 includes a refund for real estate property tax of $156,918 for tax years 2006 through 2009 on the Painesville self storage facility.
Note 9. Earnings/Loss Per Share
Basic income (loss) per share of common stock is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.
The restricted stock awards, Class A Limited Partnership conversion and warrants for the three months ended March 31, 2011 and March 31, 2010 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.
The Company paid no cash distributions to its common stockholders for the three months ended March 31, 2011 and 2010. However, the Company declared and paid $26,630 in preferred stock dividends for the three months ended March 31, 2011 and for the three months ended March 31, 2010.
Note 10. Income Taxes
At December 31, 2010, the Company had net operating loss carry forwards (NOLS) for future years of approximately $16.6 million. These NOLS will expire at various dates through 2028. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.
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

Note 11. Other Related Party Transactions
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
The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on April 1, 2012 for $2,000 per month. Rent expense totaled $6,000 for each of the three months ending March 31, 2011 and 2010, respectively, and is included in general and administrative expenses.
Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.
The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne. The partnership owns one well at March 31, 2011. The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells. The Company has invested $174,392 in well tangibles and intangibles at March 31, 2011 and December 31, 2010.
The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.
At March 31, 2011, the Company had a $12,000 invoice outstanding to Oz Gas Ltd., a company owned by Mr. Osborne, for payments made on the Company’s behalf to Charter One. See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.
The Company paid Orwell Trumbull Pipeline, LLC, a company owned by Mr. Osborne, for telemeter charges $1,875 and $0 for the three months ended March 31, 2011 and March 31, 2010, respectively.
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company had a 21.93% interest in Kykuit at March 31, 2011 and a 21.79% interest at December 31, 2010. On June 18, 2010, the Company pledged its interest in Kykuit to Charter One in connection with the Forbearance Agreement. For the three months ended March 31, 2011, the Company paid $161,200, including $124,000 previously recorded in accounts payable. Additionally, the Company had $30,000 in accounts payable for borrowed funds owed to Kykuit at March 31, 2011. The investment by the Company in this venture is $714,530 which includes cash totaling $1,657,530 and a cumulative net book loss of $943,000 at March 31, 2011. Additional information is disclosed in Note 4 to these financial statements.
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

	March 31,	December 31,
	2011	2010
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$497,137	$839,961
Liberty Self Stor II	4,648	3,806

Various Related Companies	5,436	4,628

	$507,221	$848,395

Accounts Payable:
Great Plains Exploration, LLC.	$608,862	$418,705
Big Oats Oilfield Supply Company	81,551	23,111
Kykuit Resources LLC	30,000	160,391
Orwell Natural Gas	50	1,296
Osair, Inc.	—	11,922
OzGas Ltd.	12,000	12,000

	$732,463	$627,425

	For the Three Months Ended March 31,
Great Plains Exploration, LLC:	2011	2010

Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$305,546	$361,400

Operating expenses
Well Management, Water Hauling and Service Rig	$126,682	$71,928
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

The Company’s operations are classified into two principal industry segments. The following tables present the three months ended March 31, 2011 and 2010.

	Oil and Gas	Self-Storage
Three Months ended March 31, 2011	Production	Facilities	Total
Revenues from external customers	$407,574	$84,862	$492,436

Interest Expense	150,244	6,908	157,152
Accretion Expense	6,145	—	6,145
Property Operating Costs	262,873	34,698	297,571
Other Operating expenses	227,897	22,889	250,786
Loss from Unconsolidated Affiliate	59,623	—	59,623
Depreciation, depletion and amortization	245,386	30,723	276,109

Total Operating Expenses	952,168	95,218	1,047,386

Net Loss	$(544,594)	$(10,356)	$(554,950)

Property and Equipment additions	$3,398	$7,489	$10,887

Total Assets	$7,204,504	$1,325,945	$8,530,449

	Oil and Gas	Self-Storage
Three Months ended March 31, 2010	Production	Facilities	Total
Revenues from external customers	$582,448	$79,115	$661,563
Interest and other revenue	1,090	156,918	158,008

Total Revenue	583,538	236,033	819,571

Interest expense	49,034	13,175	62,209
Accretion expense	5,000	—	5,000
Property Operating Costs	113,934	35,528	149,462
Other Operating expenses	200,083	20,879	220,962
Loss from Unconsolidated Affiliate	18,970	—	18,970
Depreciation, depletion and amortization	425,403	29,924	455,327

Total Operating Expenses	812,424	99,506	911,930

Net Income (Loss)	$(228,886)	$136,527	$(92,359)

Property and Equipment additions	$64,013	$37,122	$101,135

Total Assets	$8,686,775	$1,454,490	$10,141,265

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
The Company entered into the business of extracting and producing oil and natural gas products during 2006. The Company currently has two segments: one that is drilling and operating natural gas wells with oil as a by-product in Northeast Ohio and one composed of a self-storage facility located in Painesville, Ohio. The Company cannot guarantee success under its business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable. To date, the Company’s oil and gas operations have not been profitable. The decline in the current market price of natural gas severely affects the viability of any future drilling because our lower cash flow makes it economically difficult to incur the high costs of drilling a well. Additionally, our production will continue to decline if the Company is not drilling any new wells. Although the oil production is profitable with the higher oil market pricing, this revenue is not enough to offset the lower natural gas production and operating expenses.
Without additional wells being drilled and the Company’s substantial debt financing, the Company will continue to show losses and be unprofitable. Therefore, the Company is concerned about its future viability as a going concern.
As previously disclosed in the Company’s Form 8-K filed on June 25, 2010 with the Securities and Exchange Commission, on June 18, 2010, the Company, along with Mr. Richard M.Osborne, the Richard M. Osborne Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), have entered into a Forbearance Agreement with Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. Pursuant to the Forbearance Agreement and during the forbearance period, the parties must pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full. At March 31, 2010, the Loan Parties were in compliance with the required payments. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.
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

During August 2009, Liberty Self Stor, LTD defaulted on its $1.2 million loan from First Merit Bank, N.A. On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments consist of principal at $10,370 plus interest.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements contain certain amounts that were based upon the Company’s best estimates, judgments, and assumptions that were believed to be reasonable under the circumstances. A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, in the Company’s Form 10-K for the year ended December 31, 2010. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2010.
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
In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties shall pay Charter One $400,000, including the $40,000 forbearance fee. The Company had previously felt they would pay one third of the $400,000, but due to lack of cash, they have decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 is being paid by the other Loan Parties. Such payments by the Loan Parties shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One has applied a default rate to the loan from January 4, 2010 thru June 18, 2010. The Company does not agree with the default rate and therefore has not booked approximately $171,000 of additional interest expense. It is the Company’s position that the interest for the period from judgment date to forbearance date should remain at the original contract rate at the date of judgment, based upon the per diem interest amount expressly stated in that judgment. Attorneys for the Company also support that position and have so stated in letters to Charter One and for purposes of the Company’s 2010 annual audit. Charter One contends that the judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One will not take any action to set off funds in any such account.
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
The Company’s current assets decreased $305,103 to $615,230 at March 31, 2011 from $920,333 at December 31, 2010, largely due to an increase in the company’s cash position offset by a decrease in related party accounts receivable.

The Company’s current liabilities increased $15,813, to $10,726,727 at March 31, 2011, from $10,710,914 at December 31, 2010, primarily due to an increase in accounts payable to related parties, offset by a decrease in accounts payable and accrued expenses.
The Company had a positive cash flow from operating activities of $149,740 for the three months ended March 31, 2011 compared to a positive cash flow of $113,479 for the same period in 2010. The positive cash flow is largely the result of improved collections in accounts receivable and an increase in accounts payable, offset by a greater loss for the current period over the prior year’s period.
The Company had a negative cash flow from investing activities of $48,087 for the three months ended March 31, 2011 compared to a negative cash flow of $161,575 for the same period in 2010. The three months ended March 31, 2011 improved from the same period in the prior year largely due to reduced cash investments in Kykuit and purchases of property and equipment.
The Company had a negative cash flow from financing activities of $60,893 for the three months ended March 31, 2011 compared to a positive cash flow of $26,024 for the same period in 2010. The reduction is largely due to no loan proceeds in the current period.
The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.
Material Changes in Results of Operations
Revenues from Operations
Total revenues from operations and interest income decreased $327,135, or 39.9%, to $492,436 for the three months ended March 31, 2011, compared to $819,571 for the same period in 2010. The decrease is due to lower natural gas production in 2011 through depletion and by the real estate property tax refund received and the reduction in accrued real estate taxes related to the Painesville self-storage facility in 2010.
Operating Expenses
Total operating expenses increased $135,456, or 14.9%, to $1,047,386 for the three months ended March 31, 2011 from $911,930 for the same period in 2010. This is largely due to an increase in interest expense that was due to the change in interest rate brought about by the forbearance agreement with Charter One, expenses associated with attempting to improve well production, an increase in Kykuit losses, and an increase in payroll costs; only partially offset by a decrease in depreciation, depletion, and amortization expense.
Interest expense increased $94,943, or 152.6%, to $157,152 for the three months ended March 31, 2011 compared to $62,209 for the same period in 2010. Interest expense was higher for the three months ended March 31, 2011 largely due to the change in interest rate on the Charter One line of credit brought about by the forbearance agreement.
Accretion expense increased $1,145, or 22.9%, to $6,145 for the three months ended March 31, 2011 compared to $5,000 for the same period in 2010.
Oil and natural gas production costs increased $148,939, or 130.7%, to $262,873 for the three months ended March 31, 2011 compared to $113,934 for the same period in 2010. The increase in 2011 is due mostly to expenses associated with attempting to improve well production.

Self-storage property operating expenses decreased $830, or 2.3%, to $34,698 for the three months ended March 31, 2011 compared to $35,528 for the same period in 2010. The decrease is mostly due to less snowfall for the three months ended March 31, 2011 which decreased snowplowing and snow removal expenses.
Legal and professional fees increased $8,551, or 15.6%, to $63,290 for the three months ended March 31, 2011 compared to $54,739 for the same period in 2010 due to the engagement of a consulting firm to assist us in our discussions with Charter One.
Property taxes and insurance expenses increased $3,835, or 23.3%, to $20,325 for the three months ended March 31, 2011 compared to $16,490 for the same period in 2010. This increase is largely due to an increase in liability insurance premiums and increased property taxes on the Painesville self-storage facility.
General and administrative expenses increased $17,438, or 11.6%, to $167,171 for the three months ended March 31, 2011 compared to $149,733 for the same period in 2010. The increase in general and administrative expenses is largely due to an increase in employees for the three months ended March 31, 2011.
Loss from unconsolidated affiliate expense increased $40,653 to $59,623 for the three months ended March 31, 2011 compared to $18,970 for the same period in 2010. Kykuit expenses increased in 2011 due to recording delayed rental costs as expense instead of as capitalized costs.
Depreciation, depletion and amortization expenses decreased $179,218, or 39.4%, to $276,109 for the three months ended March 31, 2011 compared to $455,327 for the same period in 2010. The current depletion expense is lower than the same period in 2010 largely due to the reduction in the Company’s depletable base from prior year and lower reserve pricing.
Net Loss
The Company had a net loss from operations of $554,950, for the three months ended March 31, 2011 compared to net loss of $92,359 for same period in 2010. The large reduction in natural gas production revenue was due to decreased production volumes for the three months ended March 31, 2011, as compared to 2010. This revenue decrease was also partially caused by the Company receiving a refund of real estate taxes in 2010 which it did not receive in 2011.
Net Income (Loss) attributable to Non-Controlling Interest
The Company had net loss attributable to its non-controlling interest in LSS I of $7,260 for the three months ended March 31, 2011 and a net income of $95,705 for the same period in 2010. Although LSS I has usually recorded a loss in prior periods, during the three months ended March 31, 2010 it had income due to the decrease in the property values on the Painesville property in which a tax refund payment was received.
Net Income (Loss) attributable to John D. Oil and Gas Company
The Company had a net loss attributable to John D. interests of $547,690 for the three months ended March 31, 2011 compared to a net loss of $188,064 for the same period in 2010. The loss for the three months ended March 31, 2011 is largely due to the large reduction in natural gas production revenue due to depletion.
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
Off-Balance Sheet Arrangements
The Company had one off-balance sheet arrangement at March 31, 2011, with respect to its investment in Kykuit. While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since Kykuit currently does not have production revenue but has incurred expenses. For the three months ended March 31, 2011 and 2010, the Company paid $161,200 (including $124,000 previously recorded in accounts payable) and $60,440 (including $10,940 previously recorded in accounts payable), respectively, into Kykuit as part of their cash calls and to make up the difference for members not investing.
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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe these estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010 and elsewhere in our annual report and this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, the Company’s management under the supervision of and with participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed and reported in the Company’s Form 10-K filed on March 31, 2011 for the year ended December 31, 2010.
Notwithstanding the material weakness described in the 2010 Form 10-K filed on March 31, 2011 for the year ended December 31, 2010, to the best of their knowledge, the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
There were no material developments in legal proceedings to which the Company is a party during the quarter ended March 31, 2011.

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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne Richard M. Osborne	Dated: May 16, 2011
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Carolyn T. Coatoam Carolyn T. Coatoam	Dated: May 16, 2011
Chief Financial Officer
(Principal Financial and Accounting Officer)