Form 10-Q
period 2011-06-30
JOHN D. OIL & GAS CO
filed 2011-08-15
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 0-30502
JOHN D. OIL AND GAS COMPANY
(Exact name of Registrant as specified in its charter)

MARYLAND	94-6542723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 STATION STREET, SUITE 345, MENTOR, OHIO 44060
(Address of principal executive office)
Registrant’s telephone number, including area code: (440) 255-6325
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 8, 2011 was 9,067,090 shares.
Except as otherwise indicated, the information contained in this Report is as of June 30, 2011.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 3. Defaults Upon Senior Securities	29

Item 6. Exhibits	30

Signatures	31

EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$5,228	$20,016
Accounts Receivable	57,501	47,312
Accounts Receivable from Related Parties	490,609	848,395
Other Current Assets	2,783	4,610

Total Current Assets	556,121	920,333

Property and Equipment, Net	6,882,958	7,465,911
Investment in Unconsolidated Affiliate	819,418	736,953

TOTAL ASSETS	$8,258,497	$9,123,197

LIABILITIES AND EQUITY
Current Liabilities:
Bank Overdraft	$49,534	$—
Line of Credit	9,480,187	9,480,187
Current Maturities of Long Term Debt	137,000	136,812
Accounts Payable	252,457	276,452
Accounts Payable to Related Parties	848,772	627,425
Accrued Expenses	302,028	190,038

Total Current Liabilities	11,069,978	10,710,914

Long Term Debt, Net of Current Maturities	858,929	927,593
Asset Retirement Obligation	669,207	654,493

Equity:
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock — $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,280,061	30,277,787
Accumulated Deficit	(33,909,826)	(32,746,986)

Total John D. Oil and Gas Company Shareholder’s Equity	(3,620,697)	(2,460,131)
Non-Controlling Interest	(718,920)	(709,672)

Total Equity	(4,339,617)	(3,169,803)

TOTAL LIABILITIES AND EQUITY	$8,258,497	$9,123,197

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Oil and Natural Gas Sales	$239,224	$572,762	$646,798	$1,155,210
Self-Storage Operation Revenues	87,709	85,755	172,443	164,870
Interest and Other	10,356	21,000	10,484	179,008

Total Revenues	337,289	679,517	829,725	1,499,088

Operating Expenses
Interest	158,027	72,828	315,179	135,037
Accretion	8,568	11,041	14,714	16,041
Oil and Natural Gas Production Costs	118,878	176,620	381,751	290,554
Self-Storage Property Operating Expense	33,235	35,534	67,933	71,062
Legal and Professional Fees	46,443	198,671	109,732	253,410
Property Taxes and Insurance	20,285	15,602	40,610	32,092
General and Administrative	175,696	147,751	342,867	297,484
Loss from Unconsolidated Affiliate	19,112	11,461	78,735	30,431
Depreciation, Depletion and Amortization	320,627	401,192	596,736	856,519

Total Operating Expenses	900,871	1,070,700	1,948,257	1,982,630

Net Loss	(563,582)	(391,183)	(1,118,532)	(483,542)
Net Income (Loss) attributable to Non-controlling Interest	(1,988)	12,692	(9,248)	108,398

Net Loss attributable to John D. Oil and Gas Company	$(561,594)	$(403,875)	$(1,109,284)	$(591,940)

Weighted Average Shares Outstanding —Basic and Diluted	9,067,090	9,067,090	9,067,090	9,067,090

Loss per Common Share — Basic and Diluted	$(.06)	$(0.05)	$(.12)	$(0.06)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Shareholders’ Equity
For The Six Months Ended June 30, 2011 and 2010

	Preferred	Common		Accumulated	Non- Controlling
	Stock	Stock	Paid-in Capital	Deficit	Interest	Total

Balance at December 31, 2009 (audited)	$1	$9,067	$30,273,239	$(31,151,171)	$(813,644)	$(1,682,508)

Restricted Common Stock Award			2,274			2,274
Dividends Declared				(53,556)		(53,556)
Net Income (Loss)				(591,940)	108,398	(483,542)

Balance at June 30, 2010 (unaudited)	$1	$9,067	$30,275,513	$(31,796,667)	$(705,246)	$(2,217,332)

Balance at December 31, 2010 (audited)	$1	$9,067	$30,277,787	$(32,746,986)	$(709,672)	$(3,169,803)

Restricted Common Stock Award			2,274			2,274
Dividends Declared				(53,556)		(53,556)
Net Loss				(1,109,284)	(9,248)	(1,118,532)

Balance at June 30, 2011 (unaudited)	$1	$9,067	$30,280,061	$(33,909,826)	$(718,920)	$(4,339,617)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(1,118,532)	$(483,542)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities
Accretion	14,714	16,041
Loss from Unconsolidated Affiliate	78,735	30,431
Depreciation, Depletion and Amortization	596,736	856,519
Restricted Common Stock Award	2,274	2,274
Changes in Operating Assets and Liabilities:
Accounts Receivable	347,597	(25,585)
Other Current Assets	1,827	10,929
Other Assets	—	5,495
Accounts Payable	197,352	(61,761)
Accrued Expenses	111,990	(70,169)

Net Cash Provided By Operating Activities	232,693	280,632

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(13,783)	(110,502)
Expenditures for Unconsolidated Affiliate	(161,200)	(93,440)
Expenditures for Oil and Natural Gas Wells	—	(4,368)

Net Cash Used In Investing Activities	(174,983)	(208,310)

Cash Flows from Financing Activities:
Dividends Paid to Preferred Stockholders	(53,556)	(53,556)
Bank Overdraft	49,534	—
Proceeds from Long Term Debt	—	63,956
Principal Payments on Long Term Debt	(68,476)	(76,572)

Net Cash Used In Financing Activities	(72,498)	(66,172)

Net Increase (Decrease) in Cash	(14,788)	6,150
Cash, Beginning of Period	20,016	22,072

Cash, End of Period	$5,228	$28,222

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$315,250	$115,637

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
In 2006, the Company entered into the business of extracting and producing oil and natural gas products, drilling oil and natural gas wells in Northeast Ohio. The Company currently has fifty-eight producing wells. The Company cannot guarantee success under this business plan as drilling wells for oil and natural gas is a high-risk enterprise and there is no guarantee the Company will become profitable.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2011 and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010. Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2011.
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
Accounts Receivable
The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. The Company currently sells its production to a related party through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio and related party accounting treatment. At June 30, 2011 and December 31, 2010, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
The Company’s accounts receivable that arise from the self-storage business are due from individuals as well as business entities. Tenants are required to pay their rents on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to other income when received. Approximately $1,600 and $1,200 of bad debt expense was incurred in the six months ended June 30, 2011 and 2010, respectively.
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
The following table presents the Company’s asset retirement obligation activity:

	For the Six Months Ended
	June 30,
	2011	2010

Asset retirement obligations, beginning of the period	$654,493	$680,056
Liabilities incurred during the period	—	6,095
Accretion expense	14,714	16,041

Asset retirement obligations, end of the period	669,207	702,192
Less current liabilities	—	—

Asset retirement obligations, net of current maturities	$669,207	$702,192

At June 30, 2011 and December 31, 2010, the Company’s current portion of the asset retirement obligations was $0.
Revenue Recognition
The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production volume contracts they currently have in place. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2011 and December 31, 2010.
The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 1, 2020. Total lease revenue related to these leases was $56,715 and $52,357 for the three months and $111,482 and $101,744 for the six months ended June 30, 2011 and 2010, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
Future minimum lease revenue from operations under non-cancelable leases, excluding options to renew, for each of the five succeeding annual periods ending June 30 and thereafter are as follows:

2012	$216,663
2013	201,688
2014	192,488
2015	183,288
2016	70,992
Thereafter	137,390

$1,002,509

Stock-Based Compensation
On June 16, 2009 at the Company’s Annual Meeting, of the stockholders who voted, 81.7% voted to approve amendments to the Company’s stock option plan. The plan was extended another ten years.
Of the 300,000 stock options that may be granted under the 1999 Stock Option Plan, none were outstanding as of June 30, 2011 and 2010. In the second quarter of 2006, the former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period through July of 2011. The compensation expense recorded for the restricted shares for the three months ended June 30, 2011 and 2010 was $1,137. The compensation expense recorded for the six months ended June 30, 2011 and 2010 was $2,274.
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
The Company has net operating loss carry forwards (NOLS) (reduced by a valuation allowance) to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of June 30, 2011 or December 31, 2010, or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.
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
Fair Value of Financial Instruments
The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and debt. Cash, accounts receivable and accounts payable, due to their short maturities and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its debt at June 30, 2011 and June 30, 2010.
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

Note 2. Going Concern
The Company’s independent registered accounting firm indicated, in the Company’s Form 10-K for the year ended December 31, 2010, in their audit report in an explanatory paragraph that, due to the Company’s recurring losses and the Company’s outstanding debt of $9.5 million currently due and subject to a forbearance agreement, there was substantial doubt about the Company’s ability to continue as a going concern at December 31, 2010. The Company’s unaudited consolidated financial statements as of June 30, 2011 have been prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The Company has incurred substantial losses, which have strained its financial resources, and the Company’s liabilities exceed its assets at June 30, 2011. The Company’s $9.5 million line of credit with RBS Citizens, N.A. d/b/a Charter One (“Charter One”) was due August 1, 2009 and was in default. On August 24, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt. On June 18, 2010, the Company, other parties, and Charter One entered into a forbearance agreement (“the Forbearance Agreement”), pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. As of July 1, 2011, the forbearance period has expired, and the Company does not have the available cash to repay the line of credit with Charter One. The Company continues to meet with Charter One to attempt to reach a loan agreement satisfactory to both parties. Additionally, the Company is seeking funds from other financial institutions. There is no guarantee that the Company will be successful with these efforts or that Charter One will not declare a default. See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.
Note 3. Property and Equipment
Property and equipment consists of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$16,477,197	$16,473,401
Unproved Properties	79,308	79,308
Well Material Inventory	50,349	50,349
Accumulated Depletion	(11,134,595)	(10,613,130)

Total Oil and Natural Gas Properties	5,472,259	5,989,928
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,402,983	2,402,983
Furniture and Equipment	257,270	248,120
Accumulated Depreciation	(1,557,334)	(1,482,900)

Total Other Property and Equipment	1,410,699	1,475,983

Property and Equipment, Net	$6,882,958	$7,465,911

Note 4. Investment in Unconsolidated Affiliate
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”) which is accounted for using the equity method of accounting. The Company had a 22.31% and a 21.79% ownership in Kykuit at June 30, 2011 and December 31, 2010, respectively. On June 18, 2010, the Company pledged its partnership interest in Kykuit to Charter One in connection with the Forbearance Agreement. For the six months ended June 30, 2011, the Company made cash investments totaling $161,200 to Kykuit, including $124,000 previously recorded in accounts payable. During the first half of 2010, the Company made cash investments totaling $60,440 to Kykuit, including $10,940 previously recorded in accounts payable. The recorded investment by the Company in this venture is $819,418 which includes cash totaling $1,781,530 net of cumulative net book losses of $962,112 at June 30, 2011. At December 31, 2010, the recorded investment by the Company in this venture was $736,953 which included cash totaling $1,620,330 net of cumulative net book losses of $883,377.

The following table displays the unaudited balance sheets of Kykuit at June 30, 2011 and December 31, 2010 and the unaudited statements of operations for the three months and six months ended June 30, 2011 and 2010, respectively.
Kykuit Resources LLC
Balance Sheet

	June 30, 2011	December 31, 2010
Current Assets	$290,085	$429,656
Unproved Leaseholds and Development Costs	3,648,808	3,647,721
Furniture and Fixtures, Net of Depreciation	14,686	20,373
Other Assets	10,551	15,726

	$3,964,130	$4,113,476

Current Liabilities	$337,628	$677,331
Paid in Capital	7,986,675	7,436,674
Accumulated Deficit	(4,360,173)	(4,000,529)

	$3,964,130	$4,113,476

Kykuit Resources LLC.
Statement of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total Revenues	$—	$—	$—	$—
Total Expenses	86,013	53,957	359,639	143,867

Net Loss	$(86,013)	$(53,957)	$(359,639)	$(143,867)

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
In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties agreed to pay Charter One $400,000, including the $40,000 forbearance fee. The Company had previously felt they would pay one third of the $400,000, but due to lack of cash, they have decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 is being paid by the other Loan Parties. Such payments by the Loan Parties shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One contends that the judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One will not take any action to set off funds in any such account.

The forbearance period was effective until July 1, 2011. Although we are currently in discussions with Charter One, the forbearance period has not been extended and Charter One may demand payment of the full loan at any time.
Because the Company does not have the available cash to repay the line of credit, if the required payments are not made by the Company or any of the other Loan Parties, or other events of default occur, under the Forbearance Agreement or if the Company is unsuccessful in refinancing the line of credit with Charter One or if the Company is unsuccessful in obtaining substitute financing, there is substantial doubt about the Company’s ability to continue as a going concern.
Discussions with Charter One are ongoing but there is no certainty that these discussions will result in satisfactory terms of a revised loan agreement or a revised loan agreement at all. If Charter One demands repayment of the outstanding amounts payable, the Company does not have the available cash to repay the line of credit.
The Painesville facility was encumbered by a mortgage with First Merit Bank, N.A. by agreement dated June 9, 2009. The loan was deemed to be in default by First Merit Bank, N.A in August 2009 when Charter One sought judgments against the Company regarding its line of credit.
On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank, N.A signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The current rate on June 30, 2011 was 2.69103%. The principal amount of the loan as of June 30, 2011 and December 31, 2010 were $948,144 and $1,010,364, respectively.
The repayment terms for the Painesville loan includes the following principal payments over the next four years ending June 30 are as follows:

2012	$124,440
2013	124,440
2014	699,264

948,144
Less current portion	(124,440)

$823,704

In February 2010, the Company entered into a loan for the purchase of a vehicle which matures in February 2015. The interest rate is fixed at 2.9%. The outstanding principal amount of the loan at June 30, 2011 was $47,785.

The future minimum loan payments over the remaining term of the loan for the years ended June 30 are as follows:

2012	$12,560
2013	12,914
2014	13,288
2015	9,148

47,910
Less current portion	(12,560)

$35,350

Interest expense on debt instruments was $158,027 and $72,828 for the three months ended June 30, 2011 and 2010, respectively. Interest expense for the six months ended June 30, 2011 and 2010, was $315,179 and $135,037, respectively.
Note 6. Notes Payable to Related Party
The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at June 30, 2011 and December 31, 2010 was 3.25%. There were no outstanding balances under the note at June 30, 2011 and December 31, 2010, respectively.
As there have been no previous or current borrowings on this note, interest expense on the related party note was $0 and $0 for the three months and six months ended June 30, 2011 and 2010, respectively.
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
The restricted stock awards, Class A Limited Partnership conversion and warrants for the three months and six months ended June 30, 2011 and June 30, 2010 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.
The Company paid no cash distributions to its common stockholders for the three months and six months ended June 30, 2011 and 2010. However, the Company declared and paid $26,630 in preferred stock dividends for the three months ended June 30, 2011 and 2010 and $53,556 for the six months ended June 30, 2011 and 2010.
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
The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized. The Company also expects to continue generating tax losses in the forseeable future.
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

The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on April 1, 2012 for $2,000 per month. Rent expense totaled $6,000 for the three months ended June 30, 2011 and 2010 and $12,000 for the six months ended June 30, 2011 and 2010, respectively, and is included in general and administrative expenses.
Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.
The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne. The partnership owns one well at June 30, 2011. The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells. The Company has invested $174,392 in well tangibles and intangibles at June 30, 2011 and December 31, 2010.
The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.
At June 30, 2011, the Company had a $12,000 invoice outstanding to Oz Gas Ltd., a company owned by Mr. Osborne, for payments made on the Company’s behalf to Charter One. See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company had a 22.31% interest in Kykuit at June 30, 2011 and a 21.79% interest at December 31, 2010. On June 18, 2010, the Company pledged its interest in Kykuit to Charter One in connection with the Forbearance Agreement. For the three months ended June 30, 2011, the Company paid $161,200, including $124,000 previously recorded in accounts payable. Additionally, the Company had $30,000 in accounts payable for borrowed funds owed to Kykuit at June 30, 2011. The recorded investment by the Company in this venture is $819,418 which includes cash totaling $1,781,530 net of cumulative net book losses of $962,112 at June 30, 2011. Additional information is disclosed in Note 4 to these financial statements.
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

	June 30,	December 31,
	2011	2010
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$473,294	$839,961
Liberty Self Stor II	5,666	3,806
Various Related Companies	11,649	4,628

	$490,609	$848,395

Accounts Payable:
Great Plains Exploration, LLC.	$722,037	$418,705
Big Oats Oilfield Supply Company	85,195	23,111
Kykuit Resources LLC	27,500	160,391
Orwell Natural Gas	—	1,296
Osair, Inc.	2,040	11,922
Oz Gas Ltd.	12,000	12,000

	$848,772	$627,425

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Great Plains Exploration, LLC:	2011	2010	2011	2010

Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$215,457	$510,624	$585,810	$947,376
Operating expenses
Well Management, Water Hauling and Service Rig	$99,855	$127,322	$226,537	$199,250
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

The Company’s operations are classified into two principal industry segments. The following tables present the three and six months ended June 30, 2011 and 2010.

	Oil and Gas	Self-Storage
Three months ended June 30, 2011	Production	Facilities	Total
Revenues from external customers	$239,224	$87,709	$326,933
Interest and other revenue	10,356	—	10,356

Total Revenue	249,580	87,709	337,289

Interest Expense	151,364	6,663	158,027
Accretion Expense	8,568	—	8,568
Property Operating Costs	118,878	33,235	152,113
Other Operating expenses	217,486	24,938	242,424
Loss from Unconsolidated Affiliate	19,112	—	19,112
Depreciation, depletion and amortization	289,654	30,973	320,627

Total Operating Expenses	805,062	95,809	900,871

Net Loss	$(555,482)	$(8,100)	$(563,582)

Property and Equipment additions	$1,259	$0	$1,259

	Oil and Gas	Self-Storage
Six months ended June 30, 2011	Production	Facilities	Total
Revenues from external customers	$646,798	$172,443	$819,241
Interest and other revenue	10,356	128	10,484

Total Revenue	657,154	172,571	829,725

Interest Expense	301,608	13,571	315,179
Accretion Expense	14,713	—	14,713
Property Operating Costs	381,751	67,933	449,684
Other Operating expenses	440,292	52,918	493,210
Loss from Unconsolidated Affiliate	78,735	—	78,735
Depreciation, depletion and amortization	535,039	61,697	596,736

Total Operating Expenses	1,752,138	196,119	1,948,257

Net Loss	$(1,094,984)	$(23,548)	$(1,118,532)

Property and Equipment additions	$4,657	$7,489	$12,146

Total Assets	$6,939,272	$1,319,225	$8,258,497

	Oil and Gas	Self-Storage
Three Months ended June 30, 2010	Production	Facilities	Total
Revenues from external customers	$572,762	$85,755	$658,517
Interest and other revenue	—	21,000	21,000

Total Revenue	572,762	106,755	679,517

Interest expense	65,101	7,727	72,828
Accretion expense	11,041	—	11,041
Property Operating Costs	176,620	35,534	212,154
Other Operating expenses	326,592	35,432	362,024
Loss from Unconsolidated Affiliate	11,461	—	11,461
Depreciation, depletion and amortization	370,666	30,526	401,192

Total Operating Expenses	961,481	109,219	1,070,700

Net Income (Loss)	$(388,719)	$(2,464)	$(391,183)

Property and Equipment additions	$4,310	$9,425	$13,735

	Oil and Gas	Self-Storage
Six Months ended June 30, 2010	Production	Facilities	Total
Revenues from external customers	$1,155,210	$164,870	$1,320,080
Interest and other revenue	1,090	177,918	179,008

Total Revenue	1,156,300	342,788	1,499,088

Interest expense	114,135	20,902	135,037
Accretion expense	16,041	—	16,041
Property Operating Costs	290,554	71,062	361,616
Other Operating expenses	526,675	56,311	582,986
Loss from Unconsolidated Affiliate	30,431	—	30,431
Depreciation, depletion and amortization	796,069	60,450	856,519

Total Operating Expenses	1,773,905	208,725	1,982,630

Net Income (Loss)	$(617,605)	$134,063	$(483,542)

Property and Equipment additions	$68,323	$46,547	$114,870

Total Assets	$8,164,724	$1,426,626	$9,591,350

Note 13. Commitments and Contingencies
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
Without additional wells being drilled and because of the Company’s substantial debt financing, the Company will continue to show losses and be unprofitable. Therefore, the Company is concerned about its future viability as a going concern.
As previously disclosed in the Company’s Form 8-K filed on June 25, 2010 with the Securities and Exchange Commission, on June 18, 2010, the Company, along with Mr. Richard M.Osborne, the Richard M. Osborne Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), entered into a Forbearance Agreement with Charter One. Pursuant to the agreement, Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. During the forbearance period, the parties agreed to pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full. At June 30, 2011, the Loan Parties were in compliance with the required payments. However, the forbearance period expired July 1, 2011 and has not been extended. The full amount of the loan is past due. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.
Discussions with Charter One are ongoing and there is no certainty that these discussions will result in satisfactory terms of a revised loan agreement or a revised loan agreement at all. If Charter One demands repayment of the outstanding amounts that are currently payable, the Company does not have the available cash to repay the line of credit and will need financing from other sources to repay Charter One. If alternative financing is not available, the Company will default and may be unable to continue operations.

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
The Company’s $9.5 million line of credit with Charter One matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company, Mr. Osborne and the Richard M. Osborne Trust (the “Trust”), jointly and severally for $9.5 million plus interest and late charges.
On June 18, 2010, the Company, along with Richard M. Osborne, the Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), have entered into a Forbearance Agreement with Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. The forbearance expired on July 1, 2011 and has not been extended. The full amount of the loan is now past due.
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
In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties agreed to pay Charter One $400,000, including the $40,000 forbearance fee. The Company had previously felt they would pay one third of the $400,000, but due to lack of cash, they have decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 is being paid by the other Loan Parties. Such payments by the Loan Parties shall be applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One has applied a default rate to the loan from January 4, 2010 thru June 18, 2010. The Company does not agree with the default rate and therefore has not booked approximately $171,000 of additional interest expense. It is the Company’s position that the interest for the period from judgment date to forbearance date should remain at the original contract rate at the date of judgment, based upon the per diem interest amount expressly stated in that judgment. Attorneys for the Company also support that position and have so stated in letters to Charter One and for purposes of the Company’s 2010 annual audit. Charter One contends that the judgments will bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. If the Loan Parties repay $10 million and if after application of such repayment the outstanding balance of the judgments does not exceed 65% of the current producing reserve value (as that term is defined in the Loan Agreements) of the Company, Great Plains and Oz Gas, then the pledge of Mr. Osborne’s Kykuit interests and his Gas Natural Inc. shares shall be released. In addition, the Company must deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One will not take any action to set off funds in any such account.
The forbearance period expired July 1, 2011. Discussions with Charter One are ongoing but there is no certainty that these discussions will result in satisfactory terms for a revised loan agreement. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.
Because the Company does not have the available cash to repay the line of credit and because the Forbearance Agreement has expired and not been extended, there is substantial doubt about the Company’s ability to continue as a going concern.
The Company’s current assets decreased $364,212 to $556,121 at June 30, 2011 from $920,333 at December 31, 2010, largely due to a decrease in accounts receivable from related parties.
The Company’s current liabilities increased $359,064, to $11,069,978 at June 30, 2011, from $10,710,914 at December 31, 2010, primarily due to increases in accounts payable to related parties and accrued expenses.

The Company had a positive cash flow from operating activities of $232,693 for the six months ended June 30, 2011 compared to a positive cash flow of $280,632 for the same period in 2010. The positive cash flow is a result of increases in accounts payable and accrued expenses and a decrease in accounts receivable, partially offset by reduced depreciation, depletion, and amortization.
The Company had a negative cash flow from investing activities of $174,983 for the six months ended June 30, 2011 compared to a negative cash flow of $208,310 for the same period in 2010. The six months ended June 30, 2011 improved from the same period in the prior year largely due to reduced cash investments in oil and natural gas wells partially offset by additional cash investment in Kykuit.
The Company had a negative cash flow from financing activities of $72,498 for the six months ended June 30, 2011 compared to a negative cash flow of $66,172 for the same period in 2010. The negative cash flow for the six months ended June 30, 2010 was due to preferred stock dividends, and debt reduction, partially offset by a bank overdraft at June 30, 2011.
The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.
Material Changes in Results of Operations
Revenues from Operations
Total revenues from operations and interest income decreased $342,228, or 50.4%, to $337,289 for the three months ended June 30, 2011, compared to $679,517 for the same period in 2010. Total revenues from operations and interest income decreased $669,363, or 44.7%, to $829,725 for the six months ended June 30, 2011, compared to $1,499,088 for the same period in 2010. The decrease is due to lower natural gas production and lower contract pricing in 2011, partly offset by the real estate property tax refund received and the reduction in accrued real estate taxes related to the Painesville self-storage facility in 2010.
Expenses from Operations
Total operating expenses decreased $169,829, or 15.9%, to $900,871 for the three months ended June 30, 2011 from $1,070,700 for the same period in 2010. Total operating expenses decreased $34,373, or 1.7%, to $1,948,257 for the six months ended June 30, 2011 from $1,982,630 for the same period in 2010. Several categories decreased in 2011 including depletion and legal fees. In the six months ended June 30, 2011, depletion expense decreased due to lower production and reserve pricing. Legal fees in 2010 were higher than in 2011 due to the modification of the FirstMerit loan and the RBS forbearance agreement. The reductions were largely offset by increased interest expense due to the increased rate called for in the RBS forbearance agreement, increased losses of Kykuit, and increased production costs because of expenses associated with attempts to increase production.
Interest expense increased $85,199, or 117.0%, to $158,027 for the three months ended June 30, 2011 compared to $72,828 for the same period in 2010. Interest expense increased $180,142, or 133.4%, to $315,179 for the six months ended June 30, 2011 compared to $135,037 for the same period in 2010. Interest expense was greater for the three and six months ended June 30, 2011 due to the increased interest rate called for in the RBS forbearance agreement.
Accretion expense decreased $2,473, or 22.4%, to $8,568 for the three months ended June 30, 2011 compared to $11,041 for the same period in 2010. Accretion expense decreased $1,328, or 8.3%, to $14,713 for the six months ended June 30, 2011 compared to $16,041 for the same period in 2010. The decrease for both periods was due to changes in estimated well lives and the static number of wells since 2010.

Oil and natural gas production costs decreased $57,742, or 32.7%, to $118,878 for the three months ended June 30, 2011 compared to $176,620 for the same period in 2010. Oil and natural gas production costs increased $91,197, or 31.4%, to $381,751 for the six months ended June 30, 2011 compared to $290,554 for the same period in 2010. The decrease for the three months ended June 30, 2011 is largely due to a decline in service rig rental expenses and less county production tax compared to the same period in 2010. The increase for the six months ended June 30, 2011 was largely due to expenses associated with attempts to improve well production.
Self-storage property operating expenses decreased $2,299, or 6.5%, to $33,235 for the three months ended June 30, 2011 compared to $35,534 for the same period in 2010. Self-storage property operating expenses decreased $3,129, or 4.4%, to $67,933 for the six months ended June 30, 2011 compared to $71,062 for the same period in 2010. The decreases for both periods are largely due to fewer repairs and lower utility and snowplowing bills in 2011.
Legal and professional fees decreased $152,228, or 76.6% to $46,443 for the three months ended June 30, 2011 compared to $198,671 for the same period in 2010. Legal and professional fees decreased $143,677, or 56.7% to $109,733 for the six months ended June 30, 2011 compared to $253,410 for the same period in 2010. The decreases for the three and six months ended June 30, 2011 compared to the same period in 2010 are directly related to the modification agreement with FirstMerit and to the forbearance settlement on June 18, 2010 with RBS Citizens, N.A. whereby the Company has had to pay its attorney expenses and the Bank’s as part of the court settlement. These expenses occurred in 2010 and not in 2011.
Property taxes and insurance expenses increased $4,683, or 30.0%, to $20,285 for the three months ended June 30, 2011 compared to $15,602 for the same period in 2010. Property taxes and insurance expenses increased $8,518, or 26.5%, to $40,610 for the six months ended June 30, 2011 compared to $32,092 for the same period in 2010. This increase is largely due to normalization of the taxes on two parcels at the Painesville self-storage facility after a large reduction and refund in 2010.
General and administrative expenses increased $27,945 or 18.9%, to $175,696 for the three months ended June 30, 2011 compared to $147,751 for the same period in 2010. General and administrative expenses increased $45,383, or 15.3%, to $342,867 for the six months ended June 30, 2011 compared to $297,484 for the same period in 2010. The increase in general and administrative expenses for the three and six months is largely due to an increase in employees and benefits.
Loss from unconsolidated affiliate expense increased $7,651 or 166.8%, to $19,112 for the three months ended June 30, 2011 compared to $11,461 for the same period in 2010. Loss from unconsolidated affiliate expense increased $48,304 or 158.7%, to $78,735 for the six months ended June 30, 2011 compared to $30,431 for the same period in 2010. Kykuit expenses increased in 2011 due to increased well expenses.
Depreciation, depletion and amortization expenses decreased $80,565, or 20.1%, to $320,627 for the three months ended June 30, 2011 compared to $401,192 for the same period in 2010. Depreciation, depletion and amortization expenses decreased $259,783, or 30.3%, to $596,736 for the six months ended June 30, 2011 compared to $856,519 for the same period in 2010. The current depletion expense is lower than the same period in 2010 largely due to the reduction in the Company’s depletable base from prior year expense and lower reserve pricing.

Net Loss
The Company had a net loss from operations of $563,582, for the three months ended June 30, 2011 compared to a net loss of $391,183 for same period in 2010. The Company had a net loss from operations of $1,118,532, for the six months ended June 30, 2011 compared to a net loss of $483,542 for same period in 2010. The increase in the losses was largely due to lower natural gas production and lower contract pricing in 2011 compared to 2010. Also, there was a refund of real estate taxes in 2010 that did not occur in 2011.
Net Income (Loss) attributable to Non-Controlling Interest
The Company had net loss attributable to its non-controlling interest in LSS I of $1,988 for the three months ended June 30, 2011 and net income of $12,692 for the same period in 2010. The Company had net loss attributable to its non-controlling interest in LSS I of $9,248 for the six months ended June 30, 2011 and net income of $108,398 for the same period in 2010. Although LSS I has historically recorded a loss in prior periods, during the three and six months ended June 30, 2010, it had income due to the decrease in the property values on the Painesville property in which a refund payment was received in 2010.
Net Loss attributable to John D. Oil and Gas Company
The Company had a net loss attributable to John D. interests of $561,594 for the three months ended June 30, 2011 compared to a net loss of $403,875 for the same period in 2010. The Company had a net loss attributable to John D. interests of $1,109,284 for the six months ended June 30, 2011 compared to a net loss of $591,940 for the same period in 2010. The greater losses for the three months and six months ended June 30, 2011 are largely due to the reduction in natural gas production revenue due to decreased production volumes and lower contract pricing in 2011.
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
Off-Balance Sheet Arrangements
The Company had one off-balance sheet arrangement at June 30, 2011, with respect to its investment in Kykuit. While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since Kykuit currently does not have production revenue but has incurred expenses. For the six months ended June 30, 2011 and 2010 the Company invested $161,200 and $93,440, respectively, in Kykuit as part of their cash calls and to make up the difference for members not investing.

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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2011, the Company’s management under the supervision of and with participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed and reported in the Company’s Form 10-K filed March 31, 2011.
Notwithstanding the material weakness described in the Form 10-K filed March 31, 2011, to the best of their knowledge, the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
There were no material developments in legal proceedings to which the Company is a party during the quarter ended June 30, 2011.
Item 3. Defaults Upon Senior Securities.
On June 18, 2010, the Company and the Loan Parties entered into a Forbearance Agreement with RBS Citizens, N.A., d/b/a Charter One (“Charter One”) pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s $9.5 million line of credit until July 1, 2011. The Forbearance Agreement expired on July 1, 2011 and has not been extended. The full amount of the Charter One line of credit is now past due and has not been paid. For more information, please turn to Note 5. Line of Credit and Long-Term Debt of the notes accompanying the consolidated financial statements included in this report.

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

JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: August 15, 2011
Richard M. Osborne
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Carolyn T. Coatoam	Dated: August 15, 2011
Carolyn T. Coatoam
Chief Financial Officer
(Principal Financial and Accounting Officer)