Form 10-Q
period 2011-09-30
JOHN D. OIL & GAS CO
filed 2011-11-14
CIK 1086411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 5, 2011 was 9,067,090 shares.
Except as otherwise indicated, the information contained in this Report is as of September 30, 2011.

JOHN D. OIL AND GAS COMPANY
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 3. Defaults Upon Senior Securities	29

Item 6. Exhibits	29

Signatures	30

EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
John D. Oil and Gas Company and Subsidiary
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$5,027	$20,016
Accounts Receivable	60,525	47,312
Accounts Receivable from Related Parties	513,780	848,395
Other Current Assets	2,549	4,610

Total Current Assets	581,881	920,333

Property and Equipment, Net	6,602,248	7,465,911
Investment in Unconsolidated Affiliate	941,503	736,953

TOTAL ASSETS	$8,125,632	$9,123,197

LIABILITIES AND EQUITY
Current Liabilities:
Bank Overdraft	$86,673	$—
Line of Credit	9,480,187	9,480,187
Current Maturities of Long Term Debt	138,197	136,812
Accounts Payable	305,328	276,452
Accounts Payable to Related Parties	1,010,802	627,425
Accrued Expenses	389,237	190,038

Total Current Liabilities	11,410,424	10,710,914

Long Term Debt, Net of Current Maturities	834,184	927,593
Asset Retirement Obligation	677,774	654,493

Equity (Deficit):
Serial Preferred Stock — $.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock — $.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,280,439	30,277,787
Accumulated Deficit	(34,363,916)	(32,746,986)

Total John D. Oil and Gas Company Shareholder’s Equity	(4,074,409)	(2,460,131)
Non-Controlling Interest	(722,341)	(709,672)

Total Equity (Deficit)	(4,796,750)	(3,169,803)

TOTAL LIABILITIES AND EQUITY	$8,125,632	$9,123,197

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Oil and Natural Gas Sales	$280,998	$485,008	$927,796	$1,640,218
Self-Storage Operation Revenues	87,801	86,917	260,239	251,787
Interest and Other	3,734	—	14,218	179,008

Total Revenues	372,533	571,925	1,202,253	2,071,013

Operating Expenses
Interest	120,079	178,984	435,258	314,021
Accretion	8,568	11,040	23,281	27,081
Oil and Natural Gas Production Costs	117,431	116,291	499,182	406,845
Self-Storage Property Operating Expense	36,154	40,082	104,087	111,144
Legal and Professional Fees	45,546	56,543	155,279	309,953
Property Taxes and Insurance	20,325	18,339	60,935	50,431
General and Administrative	154,611	162,083	497,472	459,567
Loss from Unconsolidated Affiliate	1,915	2,620	80,650	33,051
Depreciation, Depletion and Amortization	298,194	283,442	894,930	1,139,961

Total Operating Expenses	802,823	869,424	2,751,074	2,852,054

Net Loss	(430,290)	(297,499)	(1,548,821)	(781,041)
Net Income (Loss) attributable to Non-controlling Interest	(3,422)	(4,022)	(12,669)	104,375

Net Loss attributable to John D. Oil and Gas Company	$(426,868)	(293,477)	$(1,536,152)	$(885,416)

Weighted Average Shares Outstanding —Basic and Diluted	9,067,090	9,067,090	9,067,090	9,067,090

Loss per Common Share — Basic and Diluted	$(.05)	$(0.04)	$(.18)	$(0.11)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Equity (Deficit)
For The Nine Months Ended September 30, 2011 and 2010

					Non-
	Preferred	Common	Paid-in	Accumulated	Controlling
	Stock	Stock	Capital	Deficit	Interest	Total

Balance at December 31, 2009 (audited)	$1	$9,067	$30,273,239	$(31,151,171)	$(813,644)	$1,682,508

Restricted Common Stock Award			3,411			3,411
Dividends Declared and Paid				(80,778)		(80,778)
Net Income (Loss)				(885,416)	104,375	(781,041)

Balance at September 30, 2010 (unaudited)	$1	$9,067	$30,276,650	$(32,117,365)	$(709,269)	$(2,540,916)

Balance at December 31, 2010 (audited)	$1	$9,067	$30,277,787	$(32,746,986)	$(709,672)	$(3,169,803)

Restricted Common Stock Award			2,652			2,652
Dividends Declared and Paid				(80,778)		(80,778)
Net Loss				(1,536,152)	(12,669)	(1,548,821)

Balance at September 30, 2011 (unaudited)	$1	$9,067	$30,280,439	$(34,363,916)	$(722,341)	$(4,796,750)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(1,548,821)	$(781,041)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Accretion	23,281	27,081
Loss from Unconsolidated Affiliate	80,650	33,051
Depreciation, Depletion and Amortization	894,930	1,139,961
Restricted Common Stock Award	2,652	3,411
Changes in Operating Assets and Liabilities:
Accounts Receivable	321,402	(64,045)
Other Current Assets	2,061	(132,039)
Other Assets	—	5,495
Accounts Payable	412,253	63,426
Accrued Expenses	199,199	(66,498)

Net Cash Provided By Operating Activities	387,607	228,802

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(31,267)	(117,592)
Expenditures for Unconsolidated Affiliate	(285,200)	(93,440)
Expenditures for Oil and Natural Gas Wells	—	(10,493)

Net Cash Used In Investing Activities	(316,467)	(221,525)

Cash Flows from Financing Activities:
Dividends Paid to Preferred Stockholders	(80,778)	(80,778)
Bank Overdraft	86,673	114,999
Proceeds from Long Term Debt	—	63,956
Payments on Line of Credit	—	(16,837)
Principal Payments on Long Term Debt	(92,024)	(110,689)

Net Cash Used In Financing Activities	(86,129)	(29,349)

Net Decrease in Cash	(14,989)	(22,072)
Cash, Beginning of Period	20,016	22,072

Cash, End of Period	$5,027	$—

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$21,749	$279,194

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2011 and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010. Interim results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2011.
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
The Company’s accounts receivable, arising from the self-storage business, are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to other income when received. Approximately $2,400 and $1,900 of bad debt expense was incurred in the nine months ended September 30, 2011 and 2010, respectively.
At September 30, 2011 and December 31, 2010, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.
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
The following table presents the Company’s asset retirement obligation activity.

	For the Nine Months Ended
	September 30,
	2011	2010

Asset retirement obligations, beginning of the period	$654,493	$680,056
Liabilities incurred during the period	—	6,095
Accretion expense	23,281	27,081

Asset retirement obligations, end of the period	677,774	713,232
Less current liabilities	—	—

Asset retirement obligations, net of current maturities	$677,774	$713,232

At September 30, 2011 and December 31, 2010, the Company’s current portion of the asset retirement obligations was $0.

Revenue Recognition
The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production volume contracts they currently have in place. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2011 and December 31, 2010.
The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.
The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 1, 2020. Total lease revenue related to these leases was $56,715 and $54,962 for the three months and $169,695 and $156,706 for the nine months ended September 30, 2011 and 2010, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.
Future minimum lease revenue from operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending September 30 and thereafter are as follows:

2012	$212,170
2013	201,684
2014	187,887
2015	171,378
2016	49,440
Thereafter	125,030

$947,589

Stock-Based Compensation
On June 16, 2009 at the Company’s Annual Meeting, of the stockholders who voted, 81.7% voted to approve amendments to the Company’s stock option plan. The plan was extended another ten years.
Of the 300,000 stock options that may be granted, none were outstanding as of September 30, 2011 and 2010, respectively. The former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period through July of 2011. The compensation expense recorded for the restricted shares was $379 and $1,137 for the three months ended September 30, 2011 and 2010 and $2,652 and $3,411 for the nine months ended September 30, 2011 and 2010.
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
The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of September 30, 2011 or December 31, 2010, or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.
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
Fair Value of Financial Instruments
The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and debt. Cash, accounts receivable and accounts payable, due to their short maturities and liquidity, are carried at amounts which reasonably approximate fair value. Based upon rates available for similar borrowings, the Company’s book value approximated the fair value of its debt at September 30, 2011 and December 31, 2010.
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
Note 2. Going Concern
The Company’s independent registered accounting firm indicated, in the Company’s Form 10-K for the year ended December 31, 2010, in their audit report in an explanatory paragraph that, due to the Company’s recurring losses and the Company’s outstanding debt of $9.5 million currently due and subject to a forbearance agreement, there was substantial doubt about the Company’s ability to continue as a going concern at December 31, 2010. The Company’s unaudited consolidated financial statements as of September 30, 2011 have been prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The Company has incurred substantial losses, which have strained its financial resources, and the Company’s liabilities exceed its assets at September 30, 2011. The Company’s $9.5 million line of credit with RBS Citizens, N.A. d/b/a Charter One (“Charter One”) was due August 1, 2009 and was in default. On August 24, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to this debt. On June 18, 2010, the Company, other parties, and Charter One entered into a forbearance agreement (“the Forbearance Agreement”), pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.

The forbearance period expired on July 1, 2011, and has not been extended. The full amount of the loan is now past due. On October 3, 2011, Charter One instituted an action in United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. The Company has filed a motion to dismiss the Charter One action and a motion in opposition to the Charter One action.
The Company continues to attempt to reach a loan agreement satisfactory to both parties. Additionally, the Company continues to pursue alternative sources of financing, but there is no guarantee that a receiver will not be appointed. See Note 5 “Line of Credit and Long-Term Debt” to these consolidated financial statements for more information.
Note 3. Property and Equipment
Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Oil and Natural Gas Properties:
Proved Properties	$16,495,518	$16,473,401
Unproved Properties	79,308	79,308
Well Material Inventory	50,349	50,349
Accumulated Depletion	(11,395,008)	(10,613,130)

Total Oil and Natural Gas Properties	5,230,167	5,989,928
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,402,983	2,402,983
Furniture and Equipment	257,270	248,120
Accumulated Depreciation	(1,595,952)	(1,482,900)

Total Other Property and Equipment	1,372,081	1,475,983

Property and Equipment, Net	$6,602,248	$7,465,911

Note 4. Investment in Unconsolidated Affiliate
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, (“Kykuit”) which is accounted for using the equity method of accounting. The Company had a 22.80% and a 21.79% ownership in Kykuit at September 30, 2011 and December 31, 2010, respectively. On June 18, 2010, the Company pledged its partnership interest in Kykuit to Charter One in connection with the Forbearance Agreement. During the third quarter of 2010, the Company borrowed funds totaling $39,789 from Kykuit. For the nine months ended September 30, 2011, the Company made cash investments totaling $285,200 to Kykuit and has an addional $124,000 of cash commitments recorded in accounts payable. The investment by the Company in this venture is $941,503 which includes cash totaling $1,905,530 and a cumulative net book loss of $964,027 at September 30, 2011.
The following table displays the unaudited balance sheets of Kykuit at September 30, 2011 and December 31, 2010 and the unaudited statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively.
Kykuit Resources LLC
Balance Sheet

	September 30, 2011	December 31, 2010
Current Assets	$545,399	$429,656
Unproved Leaseholds and Development Costs	3,648,808	3,647,721
Furniture and Fixtures, Net of Depreciation	11,843	20,373
Other Assets	8,294	15,726

	$4,214,344	$4,113,476

Current Liabilities	$226,362	$677,331
Paid in Capital	8,356,674	7,436,674
Accumulated Deficit	(4,368,692)	(4,000,529)

	$4,214,344	$4,113,476

Kykuit Resources LLC
Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total Revenues	$—	$—	$—	$—
Total Expenses	8,520	12,301	368,163	156,168

Net Loss	$(8,520)	$(12,301)	$(368,163)	$(156,168)

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
The loan was subsequently revised several times until on March 28, 2008, the Company entered into the First Amended and Restated Loan and Security Agreement (the “Loan Agreement”) between the Company, Richard M. Osborne (the Company and Mr. Osborne together, the “Borrowers”), and Charter One. The Loan Agreement extended the maturity date to August 1, 2009, continuing with the original interest rate calculation of 1.75% over LIBOR adjusted monthly. Under the agreement, only the Company could borrow on the line of credit when any amounts were paid down against the $9.5 million outstanding on the loan. The Company and Great Plains Exploration LLC, a company owned by Mr. Osborne (“Great Plains”), agreed that the related party loan of $3.8 million from Great Plains was satisfied in full and terminated upon the Company’s entry into the new Charter One loan and assumption of the $3.8 million portion of the line of credit drawn by Mr. Osborne. Therefore, the Company had $9.5 million in outstanding debt to Charter One and $0 in outstanding debt to Great Plains at March 31, 2008. As part of this loan agreement, Mr. Osborne has pledged several real estate properties that he personally owns, to provide sufficient collateral allowing the Company to enter into the loan agreement. The Company did not meet the reserve collateral requirements for a $9.5 million loan without additional collateral.

The Company’s $9.5 million line of credit matured on August 1, 2009. On August 20, 2009, Charter One received a judgment in its favor against the Company and Mr. Osborne related to the $9.5 million line of credit. The average balance during 2011 was $9.5 million and the weighted average interest rate was 4.75%. The average balance during 2010 was $9.5 million and the weighted average interest rate was 3.55%.
The Company’s line of credit with Charter One was almost fully drawn for $9.5 million at December 31, 2010 at a rate of 4.75%. Charter One contends that the interest rate at December 31, 2010 is LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. Also, Charter One has applied a default rate to the loan from January 4, 2010 through June 18, 2010. The Company does not agree with the default rate and therefore has not booked approximately $171,000 of additional interest expense. It is the Company’s position that the interest for the period from judgment date to forbearance date should remain at the original contract rate at the date of judgment, based upon the per diem interest amount expressly stated in that judgment. Attorneys for the Company also strongly support that position and have so stated in letters to Charter One and for purposes of the annual audit.
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
Under the Forbearance Agreement, Charter One’s agreement to forbear was conditioned upon and subject to the following conditions:
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

In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties agreed to pay Charter One $400,000, including the $40,000 forbearance fee. The Company had previously felt they would pay one third of the $400,000, but due to lack of cash, they have decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 was being paid by the other Loan Parties. Such payments by the Loan Parties were applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. In addition, the Company was to deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One would not take any action to set off funds in any such account.
The forbearance period expired on July 1, 2011, and has not been extended. The full amount of the loan is now past due. On October 3, 2011, Charter One instituted an action in United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. The Company has filed a motion to dismiss the Charter One action and a motion in opposition to the Charter One action.
The Company continues to attempt to reach a loan agreement satisfactory to both parties. Additionally, the Company continues to pursue alternative sources of financing, but there is no guarantee that a receiver will not be appointed.
The Painesville facility is encumbered by a mortgage with First Merit Bank, N.A. by agreement dated June 9, 2009. The loan was deemed to be in default by First Merit Bank, N.A. in August 2009 when Charter One sought judgments against the Company regarding its line of credit.
On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank, N.A signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The current rate on September 30, 2011 was 2.7215%. The principal amount of the loan as of September 30, 2011 and December 31, 2010 was $927,404 and $1,010,364, respectively.
The repayment terms for the Painesville loan include the following principal payments over the next three years ending September 30:

2012	$124,440
2013	124,440
2014	678,524

$927,404

In February 2010, the Company entered into a loan for the lease of a vehicle which matures in February 2015. The interest rate is fixed at 2.90%. The outstanding principal amount of the lease as of September 30, 2011 was $44,975.
The future minimum lease payments over the next four years ending September 30 are as follows:

2012	$13,756
2013	13,756
2014	13,756
2015	3,707

44,975
Less current portion	(13,756)

$31,219

Interest expense on these debt instruments was $120,079 and $178,984 for the three months and $435,258 and $314,021 for the nine months ended September 30, 2011 and 2010, respectively.
Note 6. Notes Payable to Related Party
The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at September 30, 2011 and December 31, 2010 was 3.25%. There were no outstanding balances under the note at September 30, 2011 and December 31, 2010, respectively.
As there have been no previous or current borrowings on this note, interest expense on the related party note was $0 and $0 for the three months and nine months ended September 30, 2011 and 2010, respectively.
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
Note 8. Interest and Other Revenue
Interest and other revenue for the nine months ended September 30, 2010 includes a refund for real estate property tax of $177,918 for tax years 2006 through 2009 on the Painesville self storage facility.

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
The Company paid no cash distributions to its common stockholders for the three or nine months ended September 30, 2011 and 2010. However, the Company declared and paid $27,222 in preferred stock dividends for the three months ended September 30, 2011 and 2010. The Company declared and paid $80,778 in preferred stock dividends for the nine months ended September 30, 2011 and 2010.
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
The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on April 1, 2012 for $2,000 per month. Rent expense totaled $6,000 for the three months ended September 30, 2011 and 2010 and $18,000 for the nine months ended September 30, 2011 and 2010, respectively, and is included in general and administrative expenses.
Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007 and shall be extended for consecutive one year periods unless terminated earlier.

The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne. The partnership owns one well at September 30, 2011. The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells. The Company has invested $174,392 in well tangibles and intangibles at September 30, 2011 and December 31, 2010.
The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.
At September 30, 2011, the Company had a $12,000 invoice outstanding to Oz Gas Ltd., a company owned by Mr. Osborne, for payments made on the Company’s behalf to Charter One. See Note 5 “Line of Credit and Long-Term Debt” to these consolidated financial statements for more information.
The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company had a 22.80% interest in Kykuit at September 30, 2011 and a 21.79% interest at December 31, 2010. On June 18, 2010, the Company pledged its interest in Kykuit to Charter One in connection with the Forbearance Agreement. For the three months ended September 30, 2011, the Company committed to invest $124,000. Additionally, the Company had $27,500 in accounts payable for borrowed funds owed to Kykuit at September 30, 2011. The recorded investment by the Company in this venture is $941,503 which includes cash totaling $1,905,530 and a cumulative net book loss of $964,027 at September 30, 2011. Additional information is disclosed in Note 4 to these financial statements.
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

	September 30,	December 31,
	2011	2010
Accounts Receivable Oil and Gas Sales:
Great Plains Exploration, LLC.	$503,707	$839,961
Liberty Self Stor II	4,376	3,806
Various Related Companies	5,697	4,628

	$513,780	$848,395

Accounts Payable and Accrued Liabilities:
Great Plains Exploration, LLC.	$863,183	$418,705
Big Oats Oilfield Supply Company	100,030	23,111
OzGas Ltd.	12,000	12,000
Kykuit Resources LLC	27,500	160,391
Osair, Inc.	8,089	11,922
Orwell Natural Gas	—	1,296

	$1,010,802	$627,425

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Great Plains Exploration, LLC:
Revenues
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$256,263	$445,882	$842,072	$1,393,258
Operating expenses
Well Management, Water Hauling and Service Rig	$97,959	$107,756	$324,496	$307,006
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

The Company’s operations are classified into two principal industry segments. The following tables present the three and nine months ended September 30, 2011 and 2010.

	Oil and Gas	Self-Storage
Three Months ended September 30, 2011	Production	Facilities	Total
Revenues from external customers	$280,998	$87,801	$368,799
Interest and other revenue	3,734	—	3,734

Total Revenue	284,732	87,801	372,533

Interest Expense	115,708	4,371	120,079
Accretion Expense	8,568	—	8,568
Property Operating Costs	117,431	36,154	153,585
Other Operating expenses	199,299	21,183	220,482
Loss from Unconsolidated Affiliate	1,915	—	1,915
Depreciation, depletion and amortization	267,221	30,973	298,194

Total Operating Expenses	710,142	92,681	802,823

Net Loss	$(425,410)	$(4,880)	$(430,290)

Property and Equipment additions	$18,321	$—	$18,321

	Oil and Gas	Self-Storage
Nine Months ended September 30, 2011	Production	Facilities	Total
Revenues from external customers	$927,796	$260,239	$1,188,035
Interest and other revenue	14,090	128	14,218

Total Revenue	941,886	260,367	1,202,253

Interest expense	417,316	17,942	435,258
Accretion expense	23,281	—	23,281
Property Operating Costs	499,182	104,087	603,269
Other Operating expenses	649,945	63,741	713,686
Loss from Unconsolidated Affiliate	80,650	—	80,650
Depreciation, depletion and amortization	802,260	92,670	894,930

Total Operating Expenses	2,472,634	278,440	2,751,074

Net Income (Loss)	$(1,530,748)	$(18,073)	$(1,548,821)

Property and Equipment additions	$24,615	$6,652	$31,267

Total Assets	$6,838,837	$1,286,795	$8,125,632

	Oil and Gas	Self-Storage
Three Months ended September 30, 2010	Production	Facilities	Total

Revenues from external customers	$485,008	$86,917	$571,925
Interest and other revenue	—	—	—

Total Revenue	485,008	86,917	571,925

Interest Expense	171,351	7,633	178,984
Accretion Expense	11,040	—	11,040
Property Operating Costs	116,291	40,082	156,373
Other Operating expenses	222,627	14,338	236,965
Loss from Unconsolidated Affiliate	2,620	—	2,620
Depreciation, depletion and amortization	252,843	30,599	283,442

Total Operating Expenses	776,772	92,652	869,424

Net Loss	$(291,764)	$(5,735)	$(297,499)

Property and Equipment additions	$13,215	$—	$13,215

	Oil and Gas	Self-Storage
Nine Months ended September 30, 2010	Production	Facilities	Total

Revenues from external customers	$1,640,218	$251,787	$1,892,005
Interest and other revenue	1,090	177,918	179,008

Total Revenue	1,641,308	429,705	2,071,013

Interest expense	285,486	28,535	314,021
Accretion expense	27,081	—	27,081
Property Operating Costs	406,845	111,144	518,989
Other Operating expenses	769,868	50,083	819,951
Loss from Unconsolidated Affiliate	33,051	—	33,051
Depreciation, depletion and amortization	1,048,913	91,048	1,139,961

Total Operating Expenses	2,571,244	280,810	2,852,054

Net Income (Loss)	$(929,936)	$148,895	$(781,041)

Property and Equipment additions	$81,538	$46,547	$128,085

Total Assets	$8,077,911	$1,393,798	$9,471,709

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
As previously disclosed in the Company’s Form 8-K filed on June 25, 2010 with the Securities and Exchange Commission, on June 18, 2010, the Company, along with Mr. Richard M. Osborne, the Richard M. Osborne Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), entered into a Forbearance Agreement with Charter One. Pursuant to the agreement, Charter One agreed to forbear from enforcing its rights and remedies under the Company’s fully-drawn $9.5 million line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement. During the forbearance period, the parties agreed to pay Charter One $400,000 per month, including a $40,000 per month forbearance fee, until all amounts under the loan agreements have been paid in full. At June 30, 2011, the loan parties were in compliance with the required payments.
The forbearance period expired on July 1, 2011, and has not been extended. The full amount of the loan is now past due.

On October 3, 2011, Charter One instituted an action in United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. The Company has filed a motion to dismiss the Charter One action and a motion in opposition to the Charter One action.
The Company continues to attempt to reach a loan agreement satisfactory to both parties. Additionally, the Company continues to pursue alternative sources of financing, but there is no guarantee that a receiver will not be appointed. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.
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

On June 18, 2010, the Company, along with Richard M. Osborne, the Trust, Great Plains and Oz Gas Ltd. (companies owned by Mr. Osborne), has entered into a Forbearance Agreement with Charter One pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.
The Company, Mr. Osborne, the Trust, Great Plains and Oz Gas are collectively referred to in the Forbearance Agreement and herein as the “Loan Parties.”
Under the Forbearance Agreement, Charter One’s agreement to forbear was conditioned upon and subject to the following conditions:
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
In addition, commencing July 1, 2010 and each month thereafter until all amounts under the judgments and loan agreements have been paid in full, the Loan Parties agreed to pay Charter One $400,000, including the $40,000 forbearance fee. The Company had previously felt they would pay one third of the $400,000, but due to lack of cash, they have decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 was being paid by the other Loan Parties. Such payments by the Loan Parties were applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One applied a default rate to the loan from January 4, 2010 thru June 18, 2010. The Company does not agree with the default rate and therefore has not booked approximately $171,000 of additional interest expense. It is the Company’s position that the interest for the period from judgment date to forbearance date should have remained at the original contract rate at the date of judgment, based upon the per diem interest amount expressly stated in that judgment. Attorneys for the Company also support that position and have so stated in letters to Charter One and for purposes of the Company’s 2010 annual audit. In addition, the Company was yo deposit all proceeds of its operations into accounts maintained by Charter One but during the forbearance period Charter One would not take any action to set off funds in any such account.
The forbearance period expired July 1, 2011 and the full amount of the loan is now past due. On October 3, 2011, Charter One instituted an action in United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. The Company has filed a motion to dismiss the Charter One action and a motion in opposition to the Charter One action.
The Company continues to attempt to reach a loan agreement satisfactory to both parties. Additionally, the Company continues to pursue alternative sources of financing, but there is no guarantee that a receiver will not be appointed. See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.

The Company’s current assets decreased $338,452 to $581,881 at September 30, 2011 from $920,333 at December 31, 2010, largely due to a decrease in accounts receivable from related parties.
The Company’s current liabilities increased $699,510 to $11,410,424 at September 30, 2011, from $10,710,914 at December 31, 2010, primarily due to increases in accounts payable to related parties and accrued expenses.
The Company had a positive cash flow from operating activities of $387,607 for the nine months ended September 30, 2011 compared to a positive cash flow of $228,802 for the same period in 2010. The overall positive cash flow is primarily a result of payments received on related party receivables and increases in related party payables as well as an increase in accrued expenses.
The Company had a negative cash flow from investing activities of $316,467 for the nine months ended September 30, 2011 compared to a negative cash flow of $221,525 for the same period in 2010. The negative cashflow was primarily due to increased cash calls for Kykuit.
The Company had a negative cash flow from financing activities of $86,129 for the nine months ended September 30, 2011 compared to a negative cash flow of $29,349 for the same period in 2010. The negative cashflow was primarily due to a decrease in the bank overdraft.
The items affecting operating cash flow and cash are discussed more fully in the “Material Changes in Results of Operations” section.
Material Changes in Results of Operations
Revenues from Operations
Total revenues from operations and interest income decreased $199,392, or 34.9%, to $372,533 for the three months ended September 30, 2011, compared to $571,925 for the same period in 2010. Total revenues from operations and interest income decreased $868,760, or 41.9%, to $1,202,253 for the nine months ended September 30, 2011, compared to $2,071,013 for the same period in 2010. The decrease is due to lower natural gas production and lower contract pricing in 2011. Also, in the first quarter of 2010 the company received a real estate property tax refund related to the Painesville self-storage facility that was not repeated in 2011.
Expenses from Operations
Total operating expenses decreased $66,601, or 7.7%, to $802,823 for the three months ended September 30, 2011, from $869,424 for the same period in 2010. Total operating expenses decreased $100,979, or 3.5%, to $2,751,074 for the nine months ended September 30, 2011 from $2,852,054 for the same period in 2010. These decreases were primarily due to the decrease in depreciation, depletion and amortization.
Interest expense decreased $58,905, or 32.9%, to $120,079 for the three months ended September 30, 2011 compared to $178,984 for the same period in 2010. Interest expense increased $121,237, or 38.6%, to $435,258 for the nine months ended September 30, 2011 compared to $314,021 for the same period in 2010. Interest expense was lower for the three months ended September 30, 2011 due to the expiration of the monthly forbearance fees paid to Charter One. Interest expense was higher for the nine months ended September 30, 2011 due to the interest rate increase in effect from June 18, 2010 to June 30, 2011 and to forbearance fees paid from June 18, 2010 to September 30, 2011.

Accretion expense decreased $2,472, or 22.4%, to $8,568 for the three months ended September 30, 2011 compared to $11,040 for the same period in 2010. Accretion expense decreased $3,800, or 14.0%, to $23,281 for the nine months ended September 30, 2011 compared to $27,081 for the same period in 2010. The decrease for both periods was due to changes in estimated well lives and the static number of wells since 2010.
Oil and natural gas production costs increased $1,140, or 1.0%, to $117,431 for the three months ended September 30, 2011 compared to $116,291 for the same period in 2010. Oil and natural gas production costs increased $92,337, or 22.7%, to $499,182 for the nine months ended September 30, 2011 compared to $406,845 for the same period in 2010. The increases for the three and nine months ended September 30, 2010 is largely due to expenses associated with attempts to improve well production.
Self-storage property operating expenses decreased $3,928, or 9.8%, to $36,154 for the three months ended September 30, 2011 compared to $40,082 for the same period in 2010. Self-storage property operating expenses decreased $7,057, or 6.4%, to $104,087 for the nine months ended September 30, 2011 compared to $111,144 for the same period in 2010. The decreases for both periods are largely due to fewer repairs and lower utility and snowplowing bills in 2011.
Legal and professional fees decreased $10,997, or 19.5% to $45,546 for the three months ended September 30, 2011 compared to $56,543 for the same period in 2010. Legal and professional fees decreased $154,674, or 49.9% to $155,279 for the nine months ended September 30, 2011 compared to $309,953 for the same period in 2010. The decreases for the three and nine months ended September 30, 2011 compared to the same period in 2010 are directly related to the modification agreement with FirstMerit and to the forbearance settlement on June 18, 2010 with Charter One whereby the Company paid its attorney expenses and the Bank’s as part of the court settlement. These expenses occurred in 2010 and not in 2011.
Property taxes and insurance expenses increased $1,986, or 10.8%, to $20,325 for the three months ended September 30, 2011 compared to $18,339 for the same period in 2010. Property taxes and insurance expenses increased $10,504, or 20.8%, to $60,935 for the nine months ended September 30, 2011 compared to $50,431 for the same period in 2010. This increase is largely due to normalization of the taxes on two parcels at the Painesville self-storage facility after a large reduction and refund in 2010.
General and administrative expenses decreased $7,472 or 4.6%, to $154,611 for the three months ended September 30, 2011 compared to $162,083 for the same period in 2010. General and administrative expenses increased $37,905, or 8.3%, to $497,472 for the nine months ended September 30, 2011 compared to $459,567 for the same period in 2010. The decrease in general and administrative expenses for the three months is largely due to printing expenses in 2010 that were not repeated in 2011. The increase in general and administrative expenses for the nine months is largely due to an increase in employees and benefits.
Loss from unconsolidated affiliate expense decreased $705 to $1,915 for the three months ended September 30, 2011 compared to $2,620 for the same period in 2010. Loss from unconsolidated affiliate expense increased $47,599 to $80,650 for the nine months ended September 30, 2011 compared to $33,051 for the same period in 2010. Kykuit expenses increased in 2011 due to increased well expenses and more delay rentals due in 2011.
Depreciation, depletion and amortization expenses increased $14,752, or 5.2%, to $298,194 for the three months ended September 30, 2011 compared to $283,442 for the same period in 2010. Depreciation, depletion and amortization expenses decreased $245,031, or 21.5%, to $894,930 for the nine months ended September 30, 2011 compared to $1,139,961 for the same period in 2010. The increase for the three months was due to higher production in the quarter for 2011, but the overall decrease in depletion expense for the nine months is due to lower production and reduction in the depletable base.

Net Loss
The Company had a net loss from operations of $430,290 for the three months ended September 30, 2011 compared to a net loss of $297,499 for same period in 2010. The Company had a net loss from operations of $1,548,821 for the nine months ended September 30, 2011 compared to a net loss of $781,041 for same period in 2010. The increase in the net loss was a result of the large reduction in natural gas production revenue for the three and nine months ended September 30, 2011, as compared to 2010. Interest and other revenue was much lower for the nine months ended September 30, 2011 compared to 2010 due to the receipt of a large refund for real estate taxes on the self storage facility in 2010.
Net Income (Loss) attributable to Non-Controlling Interest
The Company had a net loss attributable to its non-controlling interest in LSS I of $3,422 for the three months ended September 30, 2011 and a net loss of $4,022 for the same period in 2010. The Company had net loss attributable to its non-controlling interest in LSS I of $12,669 for the nine months ended September 30, 2011 and net income of $104,375 for the same period in 2010. Although LSS I has usually recorded a loss in prior periods, during the nine months ended September 30, 2010, it had income due to the receipt of a large refund for real estate taxes on the self storage facility.
Net Loss attributable to John D. Oil and Gas Company
The Company had a net loss attributable to John D. interests of $426,868 for the three months ended September 30, 2011 compared to a net loss of $293,477 for the same period in 2010. The Company had a net loss attributable to John D. interests of $1,536,152 for the nine months ended September 30, 2011 compared to a net loss of $885,416 for the same period in 2010. The loss for the three and nine months ended September 30, 2011 is largely due to the reduction in natural gas volumes and lower contract pricing in 2011, partially offset by lower operating expense.
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
Off-Balance Sheet Arrangements
The Company had one off-balance sheet arrangement at September 30, 2011, with respect to its investment in Kykuit. While the Company is not liable for the contribution obligations of other members of Kykuit, the Company is investing additional funds since Kykuit currently does not have production revenue but has incurred expenses. For the nine months ended September 30, 2011 and 2010, the Company invested $285,200 and $93,440, respectively, in Kykuit as part of their cash calls and to make up the difference for members not investing.

Forward-Looking Statements
Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond our control, may include statements about our:
•	our ability to continue as a going concern;

•	our ability to settle the Charter One litigation and avoid the appointment of a receiver;

•	liquidity and our ability to meet our debt obligations;

•	business strategy;

•	financial strategy;

•	drilling locations;

•	natural gas and oil reserves;

•	realized natural gas and oil prices;

•	production volumes;

•	lease operating expenses, general and administrative expenses and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, the Company’s management under the supervision of and with participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed and reported in the Company’s Form 10-K filed March 31, 2011. The previous year’s reduction in staff continues to hamper the Company’s ability to maintain adequate segregation of duties.

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
PART II OTHER INFORMATION

Item 1.	Legal Proceedings
The Company’s lender has brought an action against the Company in foreclosure and seeking a receiver. For more information, see “Item 3. Defaults Upon Senior Securities” below and “Note 5. Line of Credit and Long-Term Debt” of the notes accompanying the consolidated financial statements included in this report.

Item 3.	Defaults Upon Senior Securities.
On June 18, 2010, the Company and the Loan Parties entered into a Forbearance Agreement with RBS Citizens, N.A., d/b/a Charter One (“Charter One”) pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s $9.5 million line of credit until July 1, 2011. The Forbearance Agreement expired on July 1, 2011 and has not been extended. On October 3, 2011, Charter One instituted an action in United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. The Company has filed a motion to dismiss the Charter One action and a motion in opposition to the Charter One action.
The Company continues to attempt to reach a loan agreement satisfactory to both parties. Additionally, the Company continues to pursue alternative sources of financing, but there is no guarantee that a receiver will not be appointed. For more information, please turn to Note 5. Line of Credit and Long-Term Debt of the notes accompanying the consolidated financial statements included in this report.

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
JOHN D. OIL AND GAS COMPANY

/s/ Richard M. Osborne	Dated: November 14, 2011
Richard M. Osborne
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Carolyn T. Coatoam	Dated: November 14, 2011
Carolyn T. Coatoam
Chief Financial Officer (Principal Financial and Accounting Officer)