Form 10-K
period 2011-12-31
JOHN D. OIL & GAS CO
filed 2012-06-14
CIK 1086411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On June 5, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $47,041 computed as the average bid and asked price of $.0088 per share times the total shares held by non-affiliates of 5,345,549. The Registrant had 9,067,090 shares of common stock outstanding on June 5, 2012.

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

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

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

Item 1. Business

John D. Oil and Gas Company, formerly Liberty Self-Stor, Inc. (the “Company”), is a corporation organized under the laws of the State of Maryland that was formed in 1999.

The Company was originally a self-storage company from 1999 to 2005 when it sold all but two of its facilities. By May 2007, one self-storage facility in Painesville remained which generated revenue through self-storage rentals and retail leases. In 2006, the Company entered into the business of drilling natural gas wells in Northeast Ohio, and extracting and producing natural gas with oil as a by-product of the process. The Company currently has fifty-seven producing wells.

Due to the on-going issues relating to the loan with RBS Citizens, N.A. dba Charter One, the Company is currently undergoing a re-organization process after filing for bankruptcy under Chapter 11 on January 13, 2012. There is no guarantee the outcome will be for the Company’s best interests.

Oil and Natural Gas Overview.

The Company had redirected its efforts to natural gas exploration to increase cash flow and enhance shareholder value. At December 31, 2011, the Company had fifty-seven producing wells. The Company’s wells are mostly operator-owned by the Company, although there are a limited number of joint interest wells.

The Company is also an owner and the managing member of Kykuit Resources, LLC (“Kykuit”), which leases natural gas and oil rights to 71,018 net acres located in the Montana Breaks area of Montana. The partnership has drilled eight wells which have not shown any production to date. Therefore, in 2011 the Company recorded an impairment charge of $750,000 on its investment. The Company had previously written-off a portion of the intangibles in 2009.

The Company is also an owner and managing member of Lucky Brothers LLC, which had drilled one well in 2008. At December 31, 2011, the well was shut in and has not produced since April 2011.

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

Self-Storage Overview.

As of December 31, 2011, the Company owned and operated one self-storage facility which includes retail and office space located in Painesville, Ohio. The Painesville self-storage facility was acquired in October of 2000 with 32,395 of rentable square footage situated on 3.20 acres including 366 units with outside space available for parking vehicles. The self-storage units are inside and difficult to rent due to limited accessibility by using an elevator or stairs. In addition, the Painesville building facility has 22,285 square feet of office and retail space to lease.

The self-storage facility is operated through a partnership agreement between Liberty Self-Stor Ltd. (“Ltd”) and the Company. Ltd has a 70.1% equity interest and the Company has a 29.9% equity interest in the operating partnership of LSS I Limited Partnership (“LSS I”). The members of Ltd consist of Richard M. Osborne, Chairman and Chief Executive Officer of the Company, Thomas J. Smith, a director and the former President and Chief Operating Officer of the Company, and Retirement Management Company, an Ohio corporation owned by Mr. Osborne. These members have Class A limited partnership interests that are redeemable for cash or, at the election of the Company, convertible into shares of the Company’s stock based on an exchange factor. The current exchange factor is .1377148 of a share for each unit. LSSI’s losses reduced the initial investment to a receivable and therefore the Company wrote-off the minority interest in 2006 as it was deemed not to be collectible.

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

Federal Income Tax.

Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.

Employees.

At December 31, 2011, the Company employed six full-time and one part-time employee. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 1A. Risk Factors

Risks related to Our Chapter 11 Bankruptcy

We filed for reorganization under Chapter 11 of the Bankruptcy Code on January 13, 2012 and are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy, include the following:

•	our ability to prosecute, confirm and consummate a Plan of Reorganization (the “Plan”), which has not yet been proposed as of the date of this filing;

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	our ability to obtain and maintain normal terms with consultants, vendors and service providers;

•

risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm a proposed Plan, to appoint a Chapter 11 trustee or to convert our bankruptcy to a Chapter 7 proceeding.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. Additionally, the outcome of any confirmed Plan may result in substantial dilution of our existing shareholders, the sale of substantially all of our assets, and/or the failure of the Company to continue as a publicly reporting company, which could cause any investment in the Company to become worthless.

A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 bankruptcy proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and may even result in the cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative and may become worthless in the future upon approval of a plan, without any required approval or consent of such shareholders.

The U.S. Bankruptcy Code may restrict our ability to operate.

Under the Bankruptcy Code, all debtors must obtain bankruptcy court approval to, among other things:

•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and

•	obtain financing secured by the Company’s assets.

•	In addition, if a trustee is appointed to operate the Company while in Chapter 11 bankruptcy, the trustee would assume control of our assets.

Risks Related to Our Oil and Natural Gas Business

The report of our independent registered public accounting firm questions our ability to continue as a going concern.

Our independent registered public accounting firm has indicated in their audit report for the year ended December 31, 2011 in an explanatory paragraph that, due to our recurring losses, our working capital deficit, and our filing voluntary petitions for bankruptcy relief, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. See Note 2—Going Concern of the Company’s Consolidated Financial Statements for more information. If the Company is unable to continue as a going concern, you will lose your investment.

In the event we are unable to refinance our line of credit or obtain substitute financing, we may not be able to continue as a going concern.

At December 31, 2011, our outstanding debt totaled over $10.5 million, including a $9.5 million line of credit with RBS Citizens, N.A. dba Charter One. Mr. Osborne, our CEO and Chairman of the Board, is a co-borrower and guarantor on the line of credit. Our line of credit matured on August 1, 2009.

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

On July 1, 2011, the forbearance period expired and the Company did not pay off the line of credit. On October 3, 2011, Charter One instituted an action titled RBS Citizens, N.A. dba Charter One v. John D. Oil and Gas Co., et. al. in the United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. On November 21, 2011, the court issued an order appointing a receiver to marshal and maintain the value of the assets of the Company as well as certain companies owned or controlled by Mr. Osborne.

On January 13, 2012, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Western District of Pennsylvania. Pursuant to an order of the bankruptcy court entered on January 19, 2012, the previously appointed receiver returned custody and control of all of the Company’s property and records to management of the Company. Since that time, the Company has continued in possession of its assets and is operating its business as a debtor in possession pursuant to the Bankruptcy Code.

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

In addition, we require substantial capital expenditures to maintain and/or grow oil and gas production and reserves. To date, we have been dependent on debt financing to meet our cash requirements and have incurred losses totaling approximately $3.0 million for the year ended December 31, 2011, our sixth consecutive year of net losses. We do not expect to be profitable in 2012. We can provide no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

In our annual report on Form 10-K, we are required to furnish a report by our management on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting was effective. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our size and staff limitations have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within the internal control system. At times, we have one person responsible for processing transactions and reporting them. This lack of segregation of duties led our management to conclude that as of December 31, 2011 and 2010:

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

Our Revenues depend on natural gas prices.

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

The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will not be economical if we drill dry holes or wells that are productive but do not produce enough to be commercially viable after drilling, operating and other costs. These wells may need to be written-down. The Company expects to conduct any drilling programs in the Appalachian Basin into sandstone formations of the Clinton group and similar formations. These formations frequently are characterized by low permeability, rapid production decline assuming unrestricted production, and other geological characteristics which may limit the profit potential of wells drilled to these target formations. Although many wells drilled to these formations are completed, it is possible for a productive well to provide an amount of revenue which is insufficient to return the costs incurred in drilling and completing the well.

Actual quantities and present value of our proved reserves may prove to be lower than we have estimated.

The reserve report prepared by Schlumberger Data and Consulting Services contains estimates of our proved reserves and the estimated future net revenue from our proved reserves. Determining these estimates is a complex process with estimates based upon various assumptions relating to review and decisions about engineering and geological data for each well. These estimates are particularly sensitive to lower market prices which tend to reduce reserves since average or lower producing wells may not produce enough to offset the expenses needed to operate the wells. At December 31, 2011 and 2010, the Company was significantly affected by lower market prices and showed higher depletion expense than in prior years.

Our development operations require substantial capital expenditures.

The natural gas and oil industry is capital intensive. We have made, and if we are to continue operations would have to continue to make, substantial capital expenditures in our business for the development, production and acquisition of natural gas reserves. We have financed capital expenditures primarily with equity infusions from existing investors, cash flow from operations and proceeds from loans. These sources of funds are not adequate to fund our capital needs.

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

We have an agreement with Great Plains Exploration, LLC (“Great Plains”) to manage our oil and natural gas operations. Great Plains is owned by Richard M. Osborne, our Chairman and CEO. Great Plains assists in the drilling process, tends our wells, transports our natural gas, and purchased and resold our production through November of 2011. If Great Plains fails to provide us with these services, or if the timeliness and quality of Great Plains’ services are not adequate, our business would be negatively impacted. Great Plains filed for bankruptcy under Chapter 11 on January 11, 2012. The outcome of the bankruptcy proceeding could seriously, negatively impact our operations.

In November of 2011, the Company signed a contract with Gas Natural Service Company, LLC to sell the Company’s natural gas. See Exhibits 10.15 and 10.16 to the annual report on Form 10-K for more information. The pipeline costs continue to be charged to the Company separately from Great Plains.

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

We sell all of our natural gas and oil production from the wells we operate to Gas Natural Service Company, LLC, a subsidiary of Gas Natural Inc., a publicly traded natural gas utility holding company of which Richard M. Osborne, our chairman, and chief executive officer, is also chairman, CEO and a significant shareholder.

Our business is hazardous.

Hazards such as geological nonconformities, unexpected pressures and other unforeseen conditions are sometimes encountered in drilling wells. On occasion, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce funds available for drilling, resulting in the loss of properties of the Company. We may be subjected to liability for pollution and other damages or may lose a significant portion of our properties due to hazards against which we cannot insure or may not elect to insure because of prohibitive premium costs or for other reasons. Government regulations relating to environmental matters also could increase our costs of doing business or require us to cease operations in certain areas. We will require an independent drilling contractor to insure against hazards and other risks normally encountered in its business. However, there can be no assurance as to the extent and the cost of such coverage. An uninsured claim against us could reduce our capital significantly or cause us to alter or terminate our drilling program.

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

Great Plains Exploration, LLC, a company owned by Richard M. Osborne, our Chairman and CEO, manages our oil and natural gas business. Gas Natural Service Company, LLC purchases all the gas we produce. Gas Natural Service Company, LLC is a subsidiary of Gas Natural Inc., in which Mr. Osborne is the largest stockholder and an officer of the company. We lease our executive offices from OsAir, Inc., a company owned by Mr. Osborne. Mr. Osborne is the sole manager of Liberty Self-Stor II, Ltd., which makes trucks available for short-term rental to the public at our self-storage facility and also provides other merchandise at this facility. The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne. Orwell Trumbull Pipeline Co, LLC owns the gathering lines for the wells operated by the Company and is in turn owned by Mr. Osborne.

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

Item 2. Properties

The Company’s principal executive offices are located at 8500 Station Street, Suite 345, Mentor, Ohio 44060. These offices are leased from OsAir, Inc., a company owned by Mr. Osborne. The lease was extended for a three year term on March 26, 2009 at $2,000 per month from $1,350 per month, through April 1, 2012. The Company anticipates extending its lease with OsAir, Inc. after the documents are approved by the bankruptcy court. As of June 14, 2012, the lease has not been approved.

Oil and Natural Gas Wells

At December 31, 2011, the Company had fifty-seven producing wells. The wells are mostly operator-owned by the Company, although there are a limited number of wells in which we own a joint interest. All of our wells are located in Northeast Ohio. Reports were filed in 2011 and 2010 to federal authorities providing total proved net oil and natural gas reserves and production.

The following table presents the net oil and natural gas production, net sales, average sale price and average unit costs per mcfe for the periods indicated:

	2011	2010
Net Production
Natural Gas (mcf)	297,834	383,503
Oil (bbl)	5,047	8,876

Natural Gas Equivalent (mcfe)	328,116	436,757

Net Sales
Natural Gas	$771,052	$1,647,951
Oil	298,474	455,898

Total Sales	$1,069,526	$2,103,849

Average Sale Price
Natural Gas (mcf)	$2.59	$4.30
Oil (bbl)	$59.14	$51.36
Natural Gas Equivalent (mcfe)	$3.26	$4.82
Average Unit Costs per mcfe
Well operating expenses	$588,242	$664,699
Average Cost/mcfe	$1.79	$1.52

Estimated Proved Reserves. The preparation of our natural gas and oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review.

The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States, based on reserve reports prepared by Schlumberger Data and Consulting Services in 2011 and 2010. Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period. The 12-month average pricing for 2011 used in the report prepared by Schlumberger Data and Consulting Services attached as Exhibit 99.1 for natural gas sold at the Henry Hub, Louisiana was $4.118 and Ergon West Virginia Oil was $93.23. The 12-month average pricing for 2010 for natural gas sold at the Henry Hub, Louisiana was $4.376 and Ergon West Virginia Oil was $73.73.

The technical person responsible for review of our reserve estimates at Schlumberger Data and Consulting Services meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. This firm does not own an interest in our properties nor is employed on a contingent fee basis. The Schlumberger report was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

	2011		2010
	Natural Gas	Oil	Natural Gas	Oil
	(MCF)	(BBLs)	(MCF)	(BBLs)
Proved developed and undeveloped reserves:
Beginning of year	2,477,100	33,300	2,512,800	28,800
Revision of previous estimates, extensions and other additions	(267,400)	(1,100)	347,800	13,400
Net reserve additions	—	—	—	—
Production	(297,800)	(5,000)	(383,500)	(8,900)

End of year	1,911,900	27,200	2,477,100	33,300

Proved developed reserves:
Beginning of year	2,477,100	33,300	2,512,800	28,800

End of year	1,911,900	27,200	2,477,100	33,300

Productive Wells. The following table presents the information relating to the productive wells in which we owned a working interest during the years ended December 31, 2011 and 2010. Productive wells consist of producing wells and wells capable of production. The Company’s wells are drilled to produce natural gas with oil being a by-product. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Gross	Net
Productive Wells:
Operated	52	51
Non-Operated Properties	5	2

Total	57	53

Drilling Activity. The Company began its drilling activity in 2006, concentrating its efforts on development properties. During 2010, the Company ceased its drilling program, due to the lack of availability of cash resources.

The decline in the current market price severely affects the viability of drilling, and our lower cash flow makes it economically difficult to incur the high costs of drilling a well.

Developed and Undeveloped Acreage. The following table presents information relating to developed and undeveloped acreage that the Company currently has leased. Developed acreage represents those properties that are currently drilled and undeveloped acreage relates to leased acres on which wells have not been drilled or completed. The rights to drill an oil and natural gas well on a parcel of property are dependent on the producer securing a land lease for the mineral rights to drill for the oil and natural gas. Typically the lease agreement will rent the rights to the minerals on the property for a specific time frame, varying from one to ten years. Most of the lease agreements that the Company held were for three year terms beginning in 2006. The majority of the lease agreements not drilled have expired as of December 31, 2011. An executed lease with a landowner gives exclusive rights for drilling on the property and another agreement cannot be signed until it has expired.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area:
Ohio	2,143	2,143	280	280

Present Activities. As of December 31, 2011, the Company’s drilling activities had ceased, while during 2010 drilling activities were minimal.

Insurance. The Company has purchased a commercial liability policy to cover its oil and natural gas activities. The Company’s management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on the Company’s investments at a reasonable cost and on suitable terms that are at or above the current state requirement listed in State Senate Bill 165 which was passed in 2010. Subsequently, during the first quarter of 2012 when the Company’s policy expired, it was renewed at additional cost to the Company due to the Chapter 11 filing on January 13, 2012.

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

On June 18, 2010, the Company, and other parties, and Charter One entered into a forbearance agreement (“the Forbearance Agreement”), pursuant to which Charter One would forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.

On July 1, 2011, the forbearance period expired and the Company did not pay off the line of credit. On October 3, 2011, Charter One instituted an action titled RBS Citizens, N.A. dba Charter One v. John D. Oil and Gas Co., et. al. in the United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. On November 21, 2011, the court issued an order appointing a receiver to marshal and maintain the value of the assets of the Company as well as certain companies owned or controlled by Mr. Osborne.

On January 13, 2012, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Western District of Pennsylvania. Pursuant to an order of the bankruptcy court entered on January 19, 2012, the previously appointed receiver returned custody and control of all of the Company’s property and records to management of the Company. Since that time, the Company has continued in possession of its assets and is operating its business as a debtor in possession pursuant to the Bankruptcy Code.

See Note 5 “Line of Credit and Long-Term Debt” to the Company’s consolidated financial statements for more information.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. The Company’s shares of common stock, $0.001 par value per share, trade on the Over-the-Counter Bulletin Board Market, or OTCBB, under the symbol “JDOG.” The symbol was changed to “JDOQ” on January 13, 2012 and to “JDOQE” during April 2012.

The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company’s common stock for each quarter within the Company’s last two fiscal years. Because the Company’s common stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2011	HIGH	LOW
First Quarter	$0.08	$0.04
Second Quarter	0.08	0.03
Third Quarter	0.07	0.03
Fourth Quarter	0.04	0.02

2010	HIGH	LOW
First Quarter	$0.15	$0.04
Second Quarter	0.06	0.03
Third Quarter	0.06	0.03
Fourth Quarter	0.10	0.03

Holders. As of April 23, 2012, the Company’s shares of common stock were held of record by approximately 1,592 shareholders. Since the Company has not recently mailed a proxy requesting a reply from the stockholders, the number of additional stockholders owning stock held by brokerage firms and other financial institutions is difficult to determine at this time.

Dividends. The Company paid no cash distributions to its common stockholders during 2011 and 2010. However, the Company declared $108,000 in preferred stock dividends for each of the years ended December 31, 2011 and 2010 and paid $80,778 and $108,000 in preferred stock dividends for each of the years ended December 31, 2011 and 2010, respectively. The Company is restricted by its loan agreement with Charter One from paying dividends on its common stock or making cash distributions to its stockholders and from paying dividends in excess of those regularly accruing on not more than two million dollars of preferred stock. Additionally due to the receivership in the fourth quarter of 2011 and the filing under Chapter 11 of the Bankruptcy Code on January 13, 2012, the payment of dividends was temporarily disallowed. Failure to pay dividends on a timely basis results in the imposition of a default rate of 10% per annum that continues until the default is cured by the Company by payment of all accrued dividends. Further, the initial default by the Company entitles the holders of the Series A Preferred Shares to elect, as a class, one director to the Company’s Board of Directors who shall serve until the Series A Preferred Shares are liquidated or converted. As of January 1, 2012, the Company became liable for the default rate on the unpaid dividends at December 31, 2011.

Issuance and Purchase of Common Stock. The Company did not issue or purchase any shares of its common stock in 2011 or 2010.

Issuance of Preferred Stock. The Company did not issue preferred shares during 2011 or 2010.

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

Without additional wells being drilled and the Company’s substantial debt financing, the Company will continue to show losses and be unprofitable. Therefore, the Company is concerned about its future’s viability as a going concern.

On June 18, 2010, the Company, and other parties, and Charter One entered into a forbearance agreement (“the Forbearance Agreement”), pursuant to which Charter One would forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.

On July 1, 2011, the forbearance period expired and the Company did not pay off the line of credit. On October 3, 2011, Charter One instituted an action titled RBS Citizens, N.A. dba Charter One v. John D. Oil and Gas Co., et. al. in the United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. On November 21, 2011, the court issued an order appointing a receiver to marshal and maintain the value of the assets of the Company as well as certain companies owned or controlled by Mr. Osborne.

On January 13, 2012, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Western District of Pennsylvania. Pursuant to an order of the bankruptcy court entered on January 19, 2012, the previously appointed receiver returned custody and control of all of the Company’s property and records to management of the Company. Since that time, the Company has continued in possession of its assets and is operating its business as a debtor in possession pursuant to the Bankruptcy Code.

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

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS I, the Company, as sole general partner, controls LSS I. Accordingly, the Company accounts for its investment in LSS I utilizing the consolidation method. The investment in an unconsolidated affiliate, Kykuit Resources, LLC, is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated. The well in Lucky Brothers is accounted for as a joint venture interest.

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. Through October, 2011, the Company sold its production to Great Plains Exploration LLC, a related party, that filed for protection under Chapter 11 of the bankruptcy code on January 11, 2012. Effective November, 2011 the Company sells its production to Gas Natural Service Company, a related party, through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio and related party accounting treatments. During the last quarter of 2011, the main distribution pipeline company in Northeast Ohio changed its accounting methods and timing of payment to a calendar month with payments being distributed one month later. See Exhibit 10.15 and 10.16 to the annual report on Form 10-K for more information. Because the Company owes accounts payable to Great Plains Exploration in excess of the amounts due from them at December 31, 2011, and has the right to offset the receivable against its payable, at December 31, 2011 and 2010, the Company’s credit evaluation has determined that it has no need for an allowance for possible losses and had no such losses in 2011 and 2010.

The Company’s accounts receivable, arising from the self-storage business, are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Approximately, $3,000 and $2,000 of bad debt expense, net of recoveries, was incurred in 2011 and 2010, respectively.

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

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company is involved in exploratory drilling only to the extent that it is a partner of Kykuit Resources, LLC, which is doing exploratory drilling in Montana. The Company is an owner and managing member of Kykuit, an unconsolidated affiliate. At December 31, 2011 and 2010, the percentages of ownership were 23.17% and 21.79%, respectively.

Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of oil and natural gas properties are periodically assessed for impairment.

Asset Impairment

The Company reviews its self-storage property and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. This income approach to determine the fair value of these assets is based on level 3 inputs, including estimated reserve quantities, gas prices, operating costs and discount rates. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company wrote off one well amounting to $162,003 in 2011 and no wells were written off in 2010.

Asset Retirement Obligation

The Company accounts for its asset retirement obligations in accordance with generally accepted accounting principles in the United States of America (“GAAP”) which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, asset retirement obligations primarily relate to the abandonment, dismantling and plugging of oil and natural gas wells. The present value of the estimated asset retirement cost is capitalized as part of the long-lived asset. The capitalized asset retirement cost is depreciated and the asset retirement obligation is accreted over the estimated life of the well. The Company plugged no wells in 2011 and 2010.

Revenue Recognition

The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production volume contracts they currently have in place. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2011.

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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there was no effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of December 31, 2011 or 2010, or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.

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

On June 18, 2010, the Company, and other parties, and Charter One entered into a forbearance agreement (“the Forbearance Agreement”), pursuant to which Charter One would forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.

On July 1, 2011, the forbearance period expired and the Company did not pay off the line of credit. On October 3, 2011, Charter One instituted an action titled RBS Citizens, N.A. dba Charter One v. John D. Oil and Gas Co., et. al. in the United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. On November 21, 2011, the court issued an order appointing a receiver to marshal and maintain the value of the assets of the Company as well as certain companies owned or controlled by Mr. Osborne.

On January 13, 2012, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Western District of Pennsylvania. Pursuant to an order of the bankruptcy court entered on January 19, 2012, the previously appointed receiver returned custody and control of all of the Company’s property and records to management of the Company. Since that time, the Company has continued in possession of its assets and is operating its business as a debtor in possession pursuant to the Bankruptcy Code.

Discussions with Charter One are ongoing but there is no certainty that these discussions will result in satisfactory terms for a revised loan agreement.

During August 2009, Liberty Self Stor, LTD defaulted on its $1.2 million loan from First Merit Bank, N.A. On May 11, , 2010, Liberty and First Merit signed a loan modification agreement which waived the prior defaults and continued the terms set forth under the original loan commitment letter dated March 25, 2009 for the Painesville facility. Those terms include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest.

The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.

The Company’s current assets decreased $30,206 or 5.9%, to $485,434 at December 31, 2011 from $515,640 at December 31, 2010. Current assets at December 31, 2011 were lower than at December 31, 2010 largely due to the decrease in accounts receivable from related parties.

The Company’s current liabilities increased $1,431,578, or 13.9% to $11,737,799 at December 31, 2011, from $10,306,221 at December 31, 2010. The increase is primarily due to accounts payable and accounts payable to related parties.

The Company had a positive cash flow from operating activities of $649,351 for the year ended December 31, 2011 compared to a positive cash flow of $426,710 for the year ended December 31, 2010. The increased positive cash flow is a result of more cash collected on accounts receivable in 2011 as compared to 2010 and fewer accounts payable paid in 2011 than in 2010.

The Company had a negative cash flow from investing activities of $434,584 for the year ended December 31, 2011 compared to a negative cash flow of $223,160 for the year ended December 31, 2010. The year ended 2011 showed additional cash investments in Kykuit Resources, LLC net of fewer expenditures for property and equipment purchases in 2011 as compared to 2010.

The Company had a negative cash flow from financing activities of $206,907 for the year ended December 31, 2011 compared to a negative cash flow of $205,606 for the year ended December 31, 2010.

The following table sets forth the maturity dates and the total of the Company’s long-term debt and line of credit as of December 31, 2011, as well as future commitments under the Company’s office space lease.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	Total
Long-Term Debt	$137,161	$801,115	$—	$938,276
Line of Credit	9,480,187	—	—	9,480,187
Operating Lease*	6,000	—	—	6,000

Total Contractual Cash Obligations	$9,623,348	$801,115	$—	$10,424,463

*	The operating lease for office space is leased from OsAir, Inc., a company owned by Mr. Osborne. The lease was extended for a three year term on March 26, 2009 at $2,000 per month from $1,350 per month, through April 1, 2012, which is reflected in the above table. The Company anticipates extending its lease with OsAir, Inc. after the documents are approved by the bankruptcy court. As of June 14, 2012, the extension has not been approved.

The items affecting operating cash flow and cash and cash equivalents are discussed more fully in the “Material Changes in Results of Operations” section.

Material Changes in Results of Operations

Revenues from Operations

Total revenues from operations decreased $1,202,884, or 45.6%, to $1,433,898 for the year ended December 31, 2011, compared to $2,636,782 for the same period in 2010. The decrease is due to lower natural gas production, since new wells are not being drilled, production from existing wells is decreasing, and continuing lower contract pricing. Additionally in 2010, a large real estate property tax refund was received.

Expenses from Operations

Total operating expenses increased $414,702, or 10.3%, to $4,435,327 for the year ended December 31, 2011 from $4,020,625 for the same period in 2010. This increase is primarily attributable to an increase in loss from our unconsolidated affiliate due to an impairment write-down and a Company well being impaired in 2011, compared to the same period in 2010.

Interest expense increased $71,895, or 15.2%, to $545,197 for the year ended December 31, 2011 compared to $473,302 for the same period in 2010. Interest expense was higher in 2011 due to a full year of the higher forbearance rate being charged on the Company’s line of credit compared to a partial year of that rate in 2010.

Accretion expense for the year ended December 31, 2011 was $46,654 compared to $24,580 for the same period in 2010 due to the decrease in the overall remaining well lives as identified in the reserve report.

Oil and natural gas production costs decreased $76,457, or 11.5%, to $588,242 for the year ended December 31, 2011 compared to $664,699 for the same period in 2010. The decrease is primarily the result of a decrease in service rig rentals, accruals for county production taxes partially offset by more water hauling and parts for wells. The year ended 2010 was higher also due to the expensing of well costs for permitted and undrilled properties.

Self-storage property operating expenses increased $4,265, or 3.1%, to $142,789 for the year ended December 31, 2011 compared to $138,524 for the same period in 2010. The increase is largely due to repairs and higher utility payments.

Legal and professional fees decreased $120,236, or 33.7%, to $236,422 for the year ended December 31, 2011 compared to $356,658 for the same period in 2010. The legal expenses in the year ended 2010 were higher largely due to the forbearance settlement on June 18, 2010 with RBS Citizens, N.A. whereby the Company had to pay its attorney expenses and the bank’s as part of the court settlement.

Property taxes and insurance expenses increased $8,184, or 10.7%, to $84,414 for the year ended December 31, 2011 compared to $76,230 for the same period in 2010. The increase is largely due to the normalization of the taxes on two parcels at the Painesville self-storage facility after a large reduction and refund in 2010.

General and administrative expenses increased $27,196, or 4.5%, to $632,219 for the year ended December 31, 2011 compared to $605,023 for the same period in 2010. The increase in general and administrative expenses for the year ended December 31, 2011 is largely due to an increase in employee expenses and benefits.

Loss from unconsolidated affiliate expense increased $658,114 to $833,626 for the year ended December 31, 2011 compared to $175,512 for the same period in 2010. The loss included an impairment of $750,000 on the Company’s investment due to dry wells.

The Company wrote off one well with a net book value of $162,003 as an impairment expense due to lack of production.

Depreciation, depletion and amortization expenses decreased $342,336, or 22.7%, to $1,163,761 for the year ended December 31, 2011 compared to $1,506,097 for the same period in 2010. The current depletion expense continues to be high largely due to the reduction in the Company’s depletable base and lower production.

Net Loss

The Company had a net loss from operations of $3,001,429, for the year ended December 31, 2011 compared to a net loss of $1,383,843 for the same period in 2010. The increase in the net loss was a result of the large reduction in natural gas production revenue in 2011, the impairment recorded for the joint venture, and the write-off of one well.

Net Income/Loss attributable to Non-Controlling Interest

The Company had a net loss attributable to its non-controlling interest in LSS I of $15,589 for the year ended December 31, 2011 and net income of $103,972 for the same period in 2010. Although LSS I has usually recorded a loss in prior periods, during the year ended December 31, 2010, it had income due to the decrease in the property values on the Painesville property for which a tax refund payment was received.

Net Loss attributable to John D. Oil and Gas Company

The Company had a net loss attributable to John D. interests of $2,985,840 for the year ended December 31, 2011 compared to a net loss of $1,487,815 for the same period in 2010. The loss in 2011 is higher compared to 2010 largely due to the large reduction in natural gas production revenue in 2011, the impairment recorded for the joint venture, and the write-off of one well.

Interest Rate Risk

Interest rate risk is the risk that interest rates will increase, which will result in an increase in the Company’s interest expense on its variable rate loans.

The loan on the Painesville facility and the Charter One line of credit, totaling approximately $10.5 million, are tied to variable interest rates. If the Company’s interest rates on the loans were to increase by 1% per year, the Company’s interest expense would increase approximately $105,000 on an annual basis. The Company’s line of credit was previously fixed through the use of an interest rate swap until August 2009 which had minimized the risk. Additionally the line of credit interest rate was fixed at 4.75% for one year until July 2011. The Company continues to accrue interest at 4.75% on the line of credit. However if interest rates increase, the Company’s results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

The Company had one off-balance sheet arrangement at December 31, 2011, with respect to its investment in Kykuit. While the Company is not liable for the contribution obligations of other members of Kykuit Resources, LLC, the Company is investing additional funds since other members are not investing at this time. During 2011 and 2010, the Company invested cash of $409,200 and $93,440, respectively, in Kykuit as part of their cash calls and to make up the difference for other members not investing.

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company’s confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond our control, may include statements about our:

•	ability to continue as a going concern;

•	our ability to successfully reorganize in bankruptcy;

•	liquidity and our ability to meet our debt obligations;

•	business strategy;

•	financial strategy;

•	drilling locations;

•	natural gas and oil reserves;

•	realized natural gas and oil prices;

•	production volumes;

•	lease operating expenses, general and administrative expenses and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

Income Taxes

Effective January 1, 2006, the Company became a “C” Corporation for tax purposes.

At December 31, 2011 and 2010, the Company had net operating loss carry forwards (NOLS) for future years of approximately $18.6 million and $16.6 million, respectively. These NOLS will expire at various dates through 2031. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company has a $41,187 alternative minimum tax (AMT) credit that carries forward indefinitely.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

Recently Issued Accounting Pronouncements

The Company reviewed recently issued, but not yet effective accounting pronouncements and does not believe any such pronouncements will have a material impact on the financial statements.

Item 8. Financial Statements and Supplementary Data

The Company’s Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are filed as part of this report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that the Company’s disclosure controls and procedures were not effective in light of the identification of a material weakness in the Company’s internal controls over financial reporting as discussed below.

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

We carried out an evaluation under the direction of our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control over Financial Reporting—Guidance for Smaller Public Companies (2006).” Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011 due to control deficiencies that constitute a material weakness.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weakness in our internal control over financial reporting as of December 31, 2011:

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

In order to mitigate this material weakness, all financial reports are reviewed by the Company’s board members for reasonableness. All unexpected results are investigated.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. Below are the names, ages, positions and certain other information concerning our current directors and executive officers:

Richard M. Osborne, 66, has been chairman, chief executive officer and a director of John D. Oil and Gas since September 1998. He has been a director since 2003, chairman of the board since 2005 and chief executive officer since November 2007 of Gas Natural Inc., a publicly-held public utility company. He is the president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery. From 2006 to February 2009 he was a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York and from September 2008 to January 2009 he was a director of PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of the Company, Great Plains Exploration, LLC and Oz Gas, Ltd., companies owned by the Richard M. Osborne Trust, of which Mr. Osborne is trustee, in connection with an action brought by RBS Citizens, N.A. dba Charter One. In January and February 2012, Great Plains Exploration, Oz Gas and the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceedings are ongoing. Richard Osborne’s background as chairman and chief executive officer of various public companies and many years of experience owning and managing companies in energy and utility related industries provides the board with invaluable management and operational direction.

Gregory J. Osborne, 33, served as our president and chief operating officer and a director from 2006 to January 28, 2012, when he resigned to become president and chief operating officer of Energy West Resources, Inc., a subsidiary of Gas Natural Inc., a publicly-held public utility company. He is a director of Gas Natural and the son of Richard Osborne, our chairman and chief executive officer.

Timothy P. Reilly, 33, was promoted to the position of President and C.O.O. of John D. Oil and Gas Company in January 2012. He has been in the Oil and Gas industry for the last five years as lead Geologist with John D. Oil and Gas Company. During that time, Timothy has overseen the permitting, drilling and completion of all wells drilled. He has also assisted in the production of the current wells, as well as taken care of landowner issues and questions. Prior to working at John D., Timothy worked as a Geologist and Wetland Delineation Specialist at RP Consultants, Inc. He received his Bachelor of Science degree from Muskingum College in 2000 and his Master of Science degree in Geology from Southern Illinois University in 2004.

Thomas J. Smith, 67, has been a director of John D. Oil and Gas since 1998. In November 2007, he was appointed vice president and chief financial officer of Gas Natural Inc., a publicly-held public utility company. He also served as Gas Natural Inc.’s interim president from August 2007 to November 2007 and has been a director of Gas Natural Inc. since 2003. From 1999 to 2006, he served as our president and chief operating officer. Mr. Smith’s financial and disclosure experience gained as the chief financial officer of publicly-held companies, as well as his experience as a director of energy and utility related companies provides extensive specialized knowledge and expertise to our board.

CarolynT. Coatoam, 66, was appointed chief financial officer and assistant secretary of John D. Oil and Gas on December 31, 2010. Ms. Coatoam has been employed as a consultant to Richard M. Osborne, the Company’s Chief Executive Officer, since June 2009. From 1996 to 2009, she worked for the consulting firm of Niche Systems & Support, Inc., on an assignment to a publicly-held distributor of industrial products. Ms. Coatoam began her career with Deloitte & Touche. Subsequently, she served as the chief financial officer for Mr. Concrete Inc. and Coatoam & Co. Inc. until 2005. She is an inactive certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met timely in 2011.

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

Audit Committee. Following the resignations of the audit committee members and most of the remaining directors on August 26, 2009, the Company was left with only three directors (Richard M. Osborne, Gregory J. Osborne and Thomas J. Smith), none of whom are independent pursuant to applicable laws and regulations and listing standards of NASDAQ. Currently, our board does not have a separately-designated audit committee and the entire board acts as the audit committee. Mr. Smith would qualify as an “audit committee financial expert” but he is not independent. Subsequently on January 28, 2012, Gregory J. Osborne resigned as President, COO and Director.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Richard M. Osborne,	2011	—	—	—	—
Chairman and Chief Executive Officer*	2010	—	—	—	—
Gregory J. Osborne,	2011	$110,000	—	—	$110,000
President and Chief Operating Officer	2010	$110,000	—	—	$110,000

*	Richard Osborne does not receive compensation for serving as our chairman and chief executive officer.

Executive Officer Outstanding Equity Awards at December 31, 2011. None of our executive officers had any outstanding equity awards at December 31, 2011.

Executive Officer Employment Agreements. None of our executive officers have an employment agreement with us.

Director Compensation. Richard M. Osborne, Gregory J. Osborne and Thomas J. Smith did not receive compensation for serving on our board during 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount and nature of the beneficial ownership of our common stock as of March 31, 2012 by each person known by us to own more than 5% of the outstanding shares, each director, each executive officer in our summary compensation table, and all our current directors and executive officers as a group.

	Beneficial Ownership(1)
Name and Address(2)	Shares		Convertible Securities		Total		Percent
Richard M. Osborne	3,654,541	(3)	1,021,966	(4)	4,676,507	(5)	46.4%
Richard A. Bonner PO Box 1359 Middlefield, Ohio 44062	500,000	(6)	250,000	(7)	750,000	(6)(7)	8.0%
S&A Investments 10474 Broadview Road Broadview Heights, Ohio 44147	—		500,000	(8)	500,000	(8)	5.2%
Gregory J. Osborne	151,000		—		151,000		1.7%
Thomas J. Smith	62,000		6,852	(9)	68,852	(9)	*

*	less than 1%
(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.
(2)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o John D. Oil and Gas Company, 8500 Station Street, Suite 345, Mentor, Ohio 44060.
(3)	Includes (1) 3,503,541 shares owned by the Richard M. Osborne Trust, an Ohio trust of which Richard Osborne is the sole trustee, and (2) 151,000 shares owned by Gregory Osborne which Richard Osborne has the right to vote.
(4)	Includes (1) 5,188,528 limited partnership interests of LSS I Limited Partnership, a Delaware limited partnership, owned by Richard Osborne that are presently convertible into 714,537 shares of our common stock, (2) 1,869,292 limited partnership interests of LSS I owned by Retirement Management Company, of which Richard Osborne is the sole stockholder, that are presently convertible into 257,429 shares of our common stock and (3) 50,000 warrants to purchase 50,000 shares of common stock that are presently exercisable.
(5)	Includes (1) 3,503,541 shares owned by the Richard M. Osborne Trust, (2) 151,000 shares owned by Gregory Osborne which Richard Osborne has the right to vote, (3) limited partnership interests of LSS I owned by Richard Osborne that are presently convertible into 714,537 shares of our common stock, (4) limited partnership interests of LSS I owned by Retirement Management Company that are presently convertible into 257,429 shares of our common stock, and (5) warrants to purchase 50,000 shares of common stock that are presently exercisable.
(6)	Based solely on information in the Schedule 13D filed with the SEC on May 11, 2006.

(7)	Includes 250 shares of our Series A convertible preferred stock that are presently convertible into 250,000 shares of our common stock.
(8)	Includes 500 shares of our Series A convertible preferred stock that are presently convertible into 500,000 shares of our common stock. Based solely on information in the Schedule 13D filed with the SEC on February 21, 2007.
(9)	Includes 49,753 limited partnership interests of LSS I owned by Mr. Smith that are presently convertible into 6,852 shares of our common stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to our Amended and Restated 1999 Stock Option and Award Plan. The plan provides for the issuance of up to 300,000 shares of common stock to key employees, officers and directors. As of December 31, 2011, there were 35,000 shares of restricted stock and no options outstanding and the maximum number of shares available for future grant under the plan was 265,000 shares. Under the plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	35,000	$0.65	265,000
Equity compensation plans not approved by security holders	0	—	0
Total	35,000	$0.65	265,000

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

The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on April 1, 2012 for $2,000 per month. Rent expense totaled $24,000 for the years ending December 31, 2011 and 2010, and is included in general and administrative expenses. The Company anticipates extending its lease with OsAir, Inc. after the documents are approved by the bankruptcy court. As of June 14, 2012, the lease has not been approved.

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007.

During the fall of 2011, the Company signed a base contract with Gas Natural Service Company, LLC to sell the Company’s natural gas. The agreement is open-ended and can be terminated by either party with thirty days written notice. See Exhibit 10.15 and 10.16 to the annual report on Form 10-K for more information. The pipeline costs continue to be charged to the Company separately from Great Plains.

The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne. The partnership owns one well at December 31, 2011. The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells. The Company has invested $174,392 in well tangibles and intangibles at December 31, 2011 and 2010. The well is currently not operating due to high volumes of water flowing into the pipe.

The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit”), which is accounted for using the equity method of accounting. The Company had a 23.17% and a 21.79% ownership in Kykuit at December 31, 2011 and 2010, respectively. On June 18, 2010, the Company pledged its interest in Kykuit to Charter One in connection with the Forbearance Agreement. At December 31, 2011, the investment by the Company in this venture was $312,527 which includes cash totaling $1,658,980, a cumulative net book loss in the investment of $1,717,003 and additional cash commitments of $370,550. The cumulative net book loss of $1,717,003 at December 31, 2011 included monthly losses since inception totaling $378,694 and impairment losses totaling $1,338,309. At December 31, 2010, the investment by the Company in this venture was $736,953 which includes cash totaling $1,496,330, an accounts payable of $124,000 and a cumulative net book loss of $883,377. Additional information is disclosed in Note 4 to the financial statements included in this Form 10-K.

Mr. Osborne, the Company’s Chairman and Chief Executive Officer, and Gas Natural Inc., a publicly-held public utility company of which Mr. Osborne is the Chairman, Chief Executive Officer and a significant stockholder, owns interests in Kykuit. Mr. Osborne’s personal interests in Kykuit were pledged to Charter One in connection with the Forbearance Agreement.

In 2009, the Company advanced operating funds to Sleepy Hollow Oil and Gas, LLC, a company owned by Mr. Osborne.

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

The following tables summarize the related party transactions for accounts receivable of oil and natural gas production, capitalized costs for wells, outstanding accounts payable, revenues received and payments paid for expenses to related parties for the periods indicated. The accounts receivable from various companies owned by Mr. Osborne in the accompanying consolidated balance sheets represent amounts owed to the Company for minor cost sharing transactions and are listed in the following table for the years ended December 31, 2011 and 2010.

	2011	2010
Accounts Receivable:
Great Plains Exploration, LLC.	$145,440	$435,268
Gas Natural Service Company, LLC	73,471	—
Liberty Self Stor II	4,914	3,806
Sleepy Hollow Oil and Gas, LLC	100,000	—
Various Other Related Companies	65,906	4,628

	$389,731	$443,702

Accounts Payable:
Great Plains Exploration, LLC.	$788,257	$14,012
Big Oats Oilfield Supply Company	102,152	23,111
Kykuit Resources LLC	398,050	160,391
Various Other Related Companies	15,351	25,218

	$1,303,810	$222,732

	2011	2010
Great Plains Exploration, LLC:
Capitalized Costs for Well Property and Equipment	$23,687	$—
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$887,899	$1,828,647
Well Management, Water Hauling and Service Rig	$417,451	$395,892
Gas Natural Service Company
Revenues	$80,309	$—
Big Oats Oilfield Supply Company:
Purchases	$69,799	$22,193
Orwell Trumbull Pipeline, LLC
Operating expenses	$—	$2,000

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

Director Independence. Following the resignations of the audit committee members and most of the remaining directors on August 26, 2009, the Company was left with only three directors (Richard M. Osborne, Gregory J. Osborne and Thomas J. Smith), none of whom are independent pursuant to applicable laws and regulations and listing standards of NASDAQ. Currently, our board does not have a separately-designated audit committee and the entire board acts as the audit committee. Mr. Smith would qualify as an “audit committee financial expert” but he is not independent. Subsequently on January 28, 2012, Gregory J. Osborne resigned as President, COO and Director.

Item 14. Principal Accountant Fees and Services

Maloney + Novotny, our independent auditors, billed $101,042 in 2011 and $91,520 in 2010 for audit fees for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements. Maloney + Novotny did not render any other services to us in 2011 and 2010.

Pre-Approval Policies and Procedures. The Company’s directors approved the engagement of the auditors engaged by John D. Oil and Gas to render audit or permissible non-audit services for the year ended December 31, 2011. The directors also reviewed the scope of any audit and other assignments given to our auditors to assess whether these assignments would affect their independence. In 2011, the Company’s directors reviewed all services provided by Maloney + Novotny to ensure that they were within the scope previously approved.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 28, 1999, by and among Meridian Point Realty Trust ‘83, the Company and Liberty Self-Stor Limited Partnership (Exhibits A and B to the Agreement and Plan of Merger are Exhibits 3.1 and 3.2, respectively) (Filed as Exhibit 2.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.1	Articles of Incorporation of the Company (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

3.2	Articles of Amendment of Articles of Incorporation of the Company dated June 27, 2005 (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated July 1, 2005 and incorporated herein by reference.)

3.3	Articles Supplementary to John D. Oil and Gas Company’s Articles of Incorporation, as amended, restated and supplemented dated February 12, 2008 (Filed as Exhibit 3.1 to Registrant’s Form 8-K dated February 12, 2008 and incorporated herein by reference.)

3.4	Bylaws of the Company (Filed as Exhibit 3.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

4.1	Registration Rights Agreement between the Company and the Richard M. Osborne Trust dated February 28, 2006 (Filed as Exhibit 4.1 to Registrant’s Form 8-K dated February 24, 2006 and incorporated herein by reference.)

9.1	Voting Trust Agreement between the Company, Richard M. Osborne and Gregory J. Osborne dated February 16, 2006 (Filed as Exhibit 7.1 to Registrant’s Form SC 13D/A dated April 11, 2006 and incorporated herein by reference.)

10.1†	Amended and Restated 1999 Stock Option and Award Plan of the Company (Filed as Annex A to Registrant’s Definitive Proxy Statement filed on April 30, 2009 and incorporated herein by reference.)

10.2	Lease between OsAir, Inc. and the Company (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.3	Lease between OsAir, Inc and the Company dated March 26, 2009 (Filed as Exhibit 10.4 to Registrant’s Form 10-K dated December 31, 2008 and incorporated herein by reference.)

10.4	Agreement of Limited Partnership of LSS I Limited Partnership, dated December 29, 1999. (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated January 12, 2000 and incorporated herein by reference.)

10.5	Cost Sharing Agreement, by and between Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd. dated December 28, 1999 (Filed as Exhibit 10.7 to Registrant’s Form 10-KSB, dated March 15, 2000 and incorporated herein by reference.)

10.6	Contract among Acquiport/Amsdell I Limited Partnership and/or its nominee, Liberty Self-Stor, Ltd. and Liberty Self-Stor II, Ltd dated September 7, 2004 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 10, 2004 and incorporated herein by reference.)

10.7	Amended and Restated First Amendment to Agreement of Limited Partnership of LSS I Limited Partnership dated March 29, 2006 (Filed as Exhibit 10.9 to Registrant’s form 10-KSB, dated March 31, 2006 and incorporated herein by reference)

10.8	Stock Subscription Agreement between the Company and the Richard M. Osborne Trust dated February 28, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated March 2, 2006 and incorporated herein by reference.)

10.9	Stock Subscription Agreement between the Company and Terence P. Coyne dated February 28, 2006 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated March 2, 2006 and incorporated herein by reference.)

10.10	Common Stock Purchase Warrant granted to Richard M. Osborne dated June 20, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated June 20, 2008 and incorporated herein by reference.)

10.11	Letter agreement between the Company and Great Plains Exploration, LLC relating to the transfer of oil and natural gas wells dated as of January 1, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

10.12	Oil and Gas Operations and Sale Agreement between the Company and Great Plains Exploration, LLC dated as of January 1, 2006 (Filed as Exhibit 10.2 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

10.13	Amendment No 1 to Oil and Gas Operations and Sale Agreement between the Company and Great Plains Exploration, LLC dated as of November 14, 2006 (Filed as Exhibit 10.4 to Registrant’s Form 10-QSB dated September 30, 2006 and incorporated by reference.)

10.14	Amendment No. 2 to Oil and Gas Operations and Sale Agreement dated as of January 12, 2009 by and between the Company and Great Plains Exploration, LLC (Filed as Exhibit 10.1 to the Registrant’s 8-K dated January 12, 2009 and incorporated herein by reference.)

10.15*	Base Contract for Sale and Purchase of Natural Gas between the Company and Gas Natural Service Company, LLC dated November 25, 2011.

10.16*	Intrastate Natural Gas Sales Contract, Amendment to the Base Contract for Sale and Purchase of Natural Gas between the Company and Gas Natural Service Company, LLC dated November 25, 2011.

10.17	Revolving Demand Note of the Company payable to the Richard M. Osborne Trust dated as of January 1, 2006 (Filed as Exhibit 10.3 to Registrant’s Form 10-QSB dated March 31, 2006 and incorporated herein by reference.)

10.18	Purchase and Sale Agreement between the Company and Buckeye Storage of Gahanna LLC dated as of October 5, 2006 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 12, 2006 and incorporated herein by reference.)

10.19	First Amended and Restated Loan and Security Agreement between RBS Citizens, N.A., d/b/a Charter One, Richard M. Osborne and the Company, dated as of March 28, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated March 28, 2008 and incorporated herein by reference.)

10.20	Revolving Credit Note of the Company and Richard M. Osborne in favor of RBS Citizens, N.A., d/b/a Charter One, dated as of March 28, 2008 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated March 28, 2008 and incorporated herein by reference.)

10.21	Loan Amendment Agreement between the Company, Great Plains Exploration, LLC and Richard M. Osborne dated March 28, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q dated March 28, 2008 and incorporated herein by reference.)

10.22	Assignment and Assumption of Lease Purchase and Sale Agreement and First Amendment of Lease Purchase and Sale Agreement entered into as of August 3, 2007 between Great Plains Exploration, LLC and Kykuit Resources, LLC (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.23	Lease Purchase and Sale Agreement dated March 21, 2007 between Hemus, Ltd. and Great Plains Exploration, LLC and First Amendment to Lease Purchase and Sale Agreement dated July 24, 2007 (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.24	Joint Venture Development Agreement between Kykuit Resources, LLC and Hemus, Ltd, effective August 3, 2007 (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.25	Assignment of Oil, Gas and Mineral Leases dated May 1, 2008 between Hemus, Ltd. and Kykuit Resources, LLC (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.26	Transfer and Acceptance of Membership Interest dated May 29, 2008 between the Company and Geis Coyne Oil and Gas, LLC (Filed as Exhibit 10.2 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.27	Second Amended and Restated Operating Agreement of Kykuit Resources, LLC dated May 29, 2008 (Filed as Exhibit 10.3 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.28	Purchase and Sale Agreement dated June 11, 2008 between Macum Energy, Inc., Harold and Eva Holden Living Trust dated 1995, Harold and Eva Holden, Trustees, Winifred Gas Partnership, Goodridge Resources, Inc., Vincent T. Larse, Dr. David T. Larsen, Pic Productions, Inc., Stanley and Beverly Stott Living Trust dated 4/30/96, Stanley and Beverly Stott, Trustees, Faith Drilling Inc., and Kykuit Resources, LLC (Filed as Exhibit 10.4 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.29	Cognovit Promissory Note of the Company dated August 3, 2007 (Filed as Exhibit 10.4 to Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.30	Cognovit Promissory Note of the Company dated August 28, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated August 28, 2007 and incorporated herein by reference.)

10.31	Cognovit Promissory Note of the Company dated September 12, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated September 12, 2007 and incorporated herein by reference.)

10.32	Cognovit Promissory Note of the Company dated October 10, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated October 10, 2007 and incorporated herein by reference.)

10.33	Cognovit Promissory Note of the Company dated November 20, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 20, 2007 and incorporated herein by reference.)

10.34	Cognovit Promissory Note of the Company dated November 30, 2007 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated November 30, 2007 and incorporated herein by reference.)

10.35	Cognovit Promissory Note of the Company dated May 23, 2008 (Filed as Exhibit 10.5 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.36	Cognovit Promissory Note of the Company dated May 27, 2008 (Filed as Exhibit 10.6 to Registrant’s Form 8-K dated May 1, 2008 and incorporated herein by reference.)

10.37	Cognovit Promissory Note of the Company dated February 13, 2009 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated February 13, 2009 and incorporated herein by reference.)

10.38	Letter from Richard M. Osborne guaranteeing Charter One loan debt dated March 26, 2009 (Filed as Exhibit 10.37 to Registrant’s Form 10-K dated December 31, 2008 and incorporated herein by reference.)

10.39	Cognovit Promissory Note of John D Oil and Gas Company dated April 7, 2009 (Filed as Exhibit 10.38 to Registrant’s Form 10-K dated December 31, 2008 and incorporated herein by reference.)

10.40	Cognovit Promissory Note of John D Oil and Gas Company (amended) dated May 22, 2009 (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated May 27, 2009 and incorporated herein by reference.)

10.41	Forebearance Agreement dated June 18, 2010 between RBS Citizens, N.A., dba Charter One, the Company, Great Plains Exploration, LLC, OzGas LTD., Richard M. Osborne and The Richard M. Osborne Trust (Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 25, 2010 and incorporated herein by reference.)

10.42	Assignment & Security Agreement dated June 18, 2010 between RBS Citizens, N.A., dba Charter One, the Company and Great Plains Exploration, LLC (Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated June 25, 2010 and incorporated herein by reference.)

10.43	Pledge Agreement dated June 18, 2010 between RBS Citizens, N.A., dba Charter One, the Company and Richard M. Osborne (Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated June 25, 2010 and incorporated herein by reference.)

10.44	Purchase and Sale Agreement effective as of January 30, 2008 between Liberty Self Stor, Ltd. and Richard M. Osborne, Trustee (Filed as Exhibit 10.1 to Registrant’s Form 8-K dated December 28, 2007 and incorporated herein by reference.)

10.45	Operating Agreement of Lucky Brothers, LLC dated October 7, 2008 (Filed as Exhibit 10.1 to Registrant’s Form 10-Q dated September 30, 2008 and incorporated herein by reference.)

10.46	Operating Contract between the Company, Lucky Brothers, LLC and Great Plains Exploration, LLC dated October 7, 2008 (Filed as Exhibit 10.2 to Registrant’s Form 10-Q dated September 30, 2008 and incorporated herein by reference.)

10.47	Drilling Contract between the Company and Great Plains Exploration, LLC dated October 7, 2008 (Filed as Exhibit 10.3 to Registrant’s Form 10-Q dated September 30, 2008 and incorporated herein by reference.)

31.1*	Section 302 Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) pursuant to the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of Chief Financial Officer (principal financial officer) pursuant to the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Letter from Schlumberger Data & Consulting Services about Reserve Economics

*	Filed herewith
†	Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2012	JOHN D. OIL AND GAS COMPANY

	By:	/s/ Richard M. Osborne
Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard M. Osborne	Dated: June 14, 2012
Richard M. Osborne
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Carolyn T. Coatoam	Dated: June 14, 2012
Carolyn T. Coatoam
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Timothy P. Reilly	Dated: June 14, 2012
Timothy P. Reilly, President and Director

/s/ Thomas J. Smith	Dated: June 14, 2012
Thomas J. Smith, Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

John D. Oil and Gas Company

We have audited the accompanying consolidated balance sheets of John D. Oil and Gas Company (a Maryland corporation) and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John D. Oil and Gas Company and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2. to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficit, and has filed voluntary petitions for bankruptcy relief that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney + Novotny LLC

Cleveland, Ohio

June 14, 2012

John D. Oil and Gas Company and Subsidiary

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets:
Cash	$27,876	$20,016
Accounts Receivable	65,730	47,312
Accounts Receivable from Related Parties	389,731	443,702
Other Current Assets	2,097	4,610

Total Current Assets	485,434	515,640
Property and Equipment, Net	6,181,591	7,465,911
Investment in Unconsolidated Affiliate	312,527	736,953

TOTAL ASSETS	$6,979,552	$8,718,504

LIABILITIES AND EQUITY
Current Liabilities:
Line of Credit	9,480,187	9,480,187
Current Maturities of Long Term Debt	137,161	136,812
Accounts Payable	597,462	276,452
Accounts Payable to Related Parties	1,303,810	222,732
Accrued Expenses	219,179	190,038

Total Current Liabilities	11,737,799	10,306,221
Long Term Debt, Net of Current Maturities	801,115	927,593
Asset Retirement Obligation	717,207	654,493
Commitments and Contingencies	—	—
Equity (Deficit):
Serial Preferred Stock—$.001 par value: 2,000,000 shares authorized, 1,350 shares issued and outstanding	1	1
Common Stock—$.001 par value: 50,000,000 shares authorized; 9,067,090 shares issued and outstanding	9,067	9,067
Paid-in Capital	30,280,450	30,277,787
Accumulated Deficit	(35,840,826)	(32,746,986)

Total John D. Oil and Gas Company Shareholder’s Equity	(5,551,308)	(2,460,131)
Non-Controlling Interest	(725,261)	(709,672)

Total Equity (Deficit)	(6,276,569)	(3,169,803)

TOTAL LIABILITIES AND EQUITY	$6,979,552	$8,718,504

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary

Consolidated Statements of Operations

For The Years Ended December 31, 2011 and 2010

	2011	2010
Revenues
Oil and Natural Gas Sales	$1,069,526	$2,103,849
Self-Storage Operation Revenues	346,667	339,345
Interest and Other	17,705	193,588

Total Revenues	1,433,898	2,636,782
Operating Expenses
Interest	545,197	473,302
Accretion	46,654	24,580
Oil and Natural Gas Production Costs	588,242	664,699
Self-Storage Property Operating Expense	142,789	138,524
Legal and Professional Fees	236,422	356,658
Property Taxes and Insurance	84,414	76,230
General and Administrative	632,219	605,023
Loss from Unconsolidated Affiliate	833,626	175,512
Impairment	162,003	—
Depreciation, Depletion and Amortization	1,163,761	1,506,097

Total Operating Expenses	4,435,327	4,020,625

Net Loss	(3,001,429)	(1,383,843)
Net Income (Loss) attributable to Non-controlling Interest	(15,589)	103,972

Net Loss attributable to John D. Oil and Gas Company	$(2,985,840)	$(1,487,815)

Weighted Average Shares Outstanding - Basic and Diluted	9,067,090	9,067,090

Loss per Common Share – Basic and Diluted	$(0.34)	$(0.16)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2011 and 2010

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at December 31, 2009	$1	$9,067	$30,273,239	$(31,151,171)	$(813,644)	$(1,682,508)
Restricted Common Stock Award			4,548			4,548
Dividends Declared				(108,000)		(108,000)
Net Income (Loss)				(1,487,815)	103,972	(1,383,843)

Balance at December 31, 2010	$1	$9,067	$30,277,787	$(32,746,986)	$(709,672)	$(3,169,803)
Restricted Common Stock Award			2,663			2,663
Dividends Declared				(108,000)		(108,000)
Net Loss				(2,985,840)	(15,589)	(3,001,429)

Balance at December 31, 2011 (audited)	$1	$9,067	$30,280,450	$(35,840,826)	$(725,261)	$(6,276,569)

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(3,001,429)	$(1,383,843)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities
Accretion	46,654	24,580
Loss from Unconsolidated Affiliate	833,626	175,512
Loss from Uncompleted Wells	—	93,506
Impairment	162,003	—
Depreciation, Depletion and Amortization	1,163,761	1,506,097
Restricted Common Stock Award	2,663	4,548
Changes in Operating Assets and Liabilities:
Accounts Receivable	440,246	31,318
Other Current Assets	2,513	13,113
Other Assets	—	5,495
Accounts Payable	997,395	(31,695)
Accrued Expenses	1,919	(11,921)

Net Cash Provided By Operating Activities	649,351	426,710
Cash Flows from Investing Activities:
Purchases of Property and Equipment	(9,987)	(119,642)
Expenditures for Unconsolidated Affiliate	(409,200)	(93,440)
Expenditures for Oil and Natural Gas Wells	(15,397)	(10,078)

Net Cash Used In Investing Activities	(434,584)	(223,160)
Cash Flows from Financing Activities:
Dividends Paid to Preferred Stockholders	(80,778)	(108,000)
Proceeds from Long Term Debt	—	63,956
Payments on Line of Credit	—	(16,837)
Principal Payments on Long Term Debt	(126,129)	(144,725)

Net Cash Used In Financing Activities	(206,907)	(205,606)

Net Increase/Decrease in Cash	7,860	(2,056)
Cash, Beginning of Period	20,016	22,072

Cash, End of Period	$27,876	$20,016

Supplemental Disclosure of Cash flow Information:
Interest Paid on Borrowings	$28,659	$473,576

The accompanying notes to consolidated financial statements are an integral part of these statements.

John D. Oil and Gas Company and Subsidiary

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2011 and 2010

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

In 2006, the Company entered into the business of extracting and producing oil and natural gas products, drilling oil and natural gas wells in Northeast Ohio. The Company currently has fifty-seven producing wells. Due to the on-going issues relating to the loan with RBS Citizens, N.A. dba Charter One, the Company is currently undergoing a re-organization process after filing for bankruptcy under Chapter 11 on January 13, 2012. There is no guarantee the outcome will be for the Company’s best interests.

Principles of Consolidation

Pursuant to the terms of the partnership agreement of LSS I Limited Partnership, the Company, as sole general partner, controls LSS I. Accordingly, the Company accounts for its investment in LSS I utilizing the consolidation method. The investment in an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit”) is accounted for using the equity method. All significant inter-company transactions and balances have been eliminated. The well in Lucky Brothers is accounted for as a joint venture interest.

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

Accounts Receivable

The Company has certain trade receivables consisting of oil and natural gas sale obligations due under normal trade terms. Through October, 2011, the Company sold its production to Great Plains Exploration LLC, a related party, that filed for protection under Chapter 11 of the bankruptcy code on January 11, 2012. Effective November, 2011 the Company sells its production to Gas Natural Service Company, a related party, through an oil and natural gas agreement, extending credit on an unsecured basis to them. In evaluating its allowance for possible losses, the Company performs a review of outstanding receivables. The trade receivables outstanding are typically three months of natural gas production due to the timing and accounting treatment by the main distribution pipeline company in Northeast Ohio and related party accounting treatments. During the last quarter of 2011, the main distribution pipeline company in Northeast Ohio changed its accounting methods and timing of payment to a calendar month with payments being distributed one month later. See Exhibit 10.15 and 10.16 to the annual report on Form 10-K for more information. Because the Company owes accounts payable to Great Plains Exploration in excess of the amounts due from them at December 31, 2011, and has the right to offset the receivable against its payable, at December 31, 2011 and 2010, the Company’s credit evaluation has determined that it has no need for an allowance for possible losses and had no such losses in 2011 and 2010.

The Company’s accounts receivable, arising from the self-storage business, are due from individuals as well as business entities. Tenants are required to pay their rent on the first of each month. Past due amounts are those that are outstanding longer than the contractual payment terms. If an account is more than 75 days past due, the Company generally writes off the balance directly to expense. For such past due accounts, the Company has the right to auction the contents of the rented space, which allows for recovery of written-off balances. Any such recoveries are credited to income when received. Approximately $3,000 and $2,000 of bad debt expense was incurred in 2011 and 2010, respectively.

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

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. The Company is involved in exploratory drilling only to the extent that it is a partner of Kykuit Resources, LLC, which is doing exploratory drilling in Montana. The Company is an owner and managing member of Kykuit, an unconsolidated affiliate.

Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of oil and natural gas properties are periodically assessed for impairment.

Asset Impairment

The Company reviews its self-storage property and capitalized well costs for impairment when events or changes in circumstances indicate the carrying amounts of the properties may not be recoverable. When such conditions exist, management estimates future cash flows from operations and ultimate disposition of the individual properties. This income approach to determine the fair value of these assets is based on level 3 inputs, including estimated reserve quantities, gas prices, operating costs and discount rates. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related property’s estimated fair market value would be recorded and an impairment loss would be recognized. The Company wrote off one well amounting to $162,003 in 2011 and $0 in 2010.

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

The following table presents the Company’s asset retirement obligation activity for the years ended December 31:

	2011	2010
Asset retirement obligations, beginning of the year	$654,493	$680,056
Liabilities incurred during the year	—	4,551
Revisions in estimated cash flows	16,060	(54,694)
Liabilities settled during the year	—	—
Accretion expense	46,654	24,580

Asset retirement obligations, end of the year	$717,207	$654,493

The Company plugged no wells in 2011 and 2010.

Revenue Recognition

The Company recognizes revenue from its oil and natural gas interests in producing wells as oil and natural gas is sold to a purchaser at a fixed or determinable price when delivery has occurred, title and risk of loss have transferred to the purchaser and the collectability of revenue is reasonably assured. The Company has a management agreement with a related party to transport the Company’s natural gas production through the related party’s pipeline and include this natural gas with the related party’s natural gas in order to fulfill production contracts they currently have in place. The payment of revenues during the fourth quarter was shifted from one related party to another. The Company uses the sales method to account for any gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2011 and 2010.

The Company’s revenue from self-storage operations is derived primarily from monthly rentals of self-storage units. Rental revenue is recognized in the period the rent is earned which is typically on a monthly basis.

The Company also leases certain commercial space in its Painesville property under long-term lease agreements through December 31, 2019. Total lease revenue related to these leases was $226,761 and $214,469 for the years ended December 31, 2011 and 2010, respectively. Revenue under these long-term lease agreements is recognized on a straight-line basis over the respective lease terms.

Future minimum lease revenue from operations under non-cancelable leases excluding options to renew for each of the five succeeding annual periods ending December 31 and thereafter are as follows:

2012	$207,678
2013	201,688
2014	183,288
2015	137,916
2016	49,440
Thereafter	112,670

$892,680

Stock-Based Compensation

On June 16, 2009 at the Company’s Annual Meeting, of the stockholders who voted, 81.7% voted to approve amendments to the Company’s stock option plan. The plan was extended another ten years, through January 1, 2019.

Of the 300,000 stock options that may be granted, none were outstanding as of December 31, 2011 and 2010. A former President and Chief Operating Officer of the Company was granted 35,000 restricted shares that amortize ratably over a five year vesting period through August of 2011. Compensation expense recorded for the restricted shares was $2,663 and $4,548 for the years ended December 31, 2011 and 2010.

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

The Company has net operating loss carry forwards (NOLS) and a valuation allowance to offset any tax effects. The Company has no unrecognized tax benefits and therefore, there is no anticipated effect on the Company’s effective tax rate. Any tax penalties or interest expense will be recognized in income tax expense. No interest and penalties were accrued as of December 31, 2011 or 2010 or paid during the periods then ended. The Company does not anticipate a significant change over the next twelve months to any tax liability.

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

Reclassifications

Certain reclassifications of prior year comparative amounts have been made to conform to current period presentation. These reclassifications had no effect on net loss or shareholder’s equity as previously reported.

2. Going Concern

The Company’s independent registered public accounting firm has indicated in their audit report in an explanatory paragraph that the Company has suffered recurring losses, has a working capital deficit, and has filed voluntary petitions for bankruptcy relief that raises substantial doubt about its ability to continue as a going concern at December 31, 2011. The Company’s audited consolidated financial statements as of December 31, 2011 have been prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The Company has incurred substantial losses, which have strained its financial resources, the Company’s liabilities exceed its assets at December 31, 2011, and the Company has filed voluntary petitions for bankruptcy relief.

On June 18, 2010, the Company, and other related parties, and Charter One entered into a forbearance agreement (“the Forbearance Agreement”), pursuant to which Charter One agreed to forbear from enforcing its rights and remedies under the Company’s line of credit as well as the other related parties’ loan agreements until July 1, 2011, subject to no further events of default including the payments due under the Forbearance Agreement.

On July 1, 2011, the forbearance period expired and the Company did not pay off the line of credit. On October 3, 2011, Charter One instituted an action titled RBS Citizens, N.A. dba Charter One v. John D. Oil and Gas Co., et. al. in the United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. On November 21, 2011, the court issued an order appointing a receiver to marshal and maintain the value of the assets of the Company as well as certain companies owned or controlled by Mr. Osborne.

On January 13, 2012, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Western District of Pennsylvania. Pursuant to an order of the bankruptcy court entered on January 19, 2012, the previously appointed receiver returned custody and control of all of the Company’s property and records to management of the Company. Since that time, the Company has continued in possession of its assets and is operating its business as a debtor in possession pursuant to the Bankruptcy Code.

For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. Additionally, the outcome of any confirmed Plan may result in substantial dilution of our existing shareholders, the sale of substantially all of our assets, and/or the failure of the Company to continue as a publicly reporting company, which could cause any investment in the Company to become worthless.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 bankruptcy proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and may even result in the cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative and may become worthless in the future upon approval of a plan, without any required approval or consent of such shareholders.

See Note 5 “Line of Credit and Long Term Debt” to these consolidated financial statements for more information.

3. Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010
Oil and Natural Gas Properties:
Proved Properties	$16,513,149	$16,473,401
Unproved Properties	71,018	79,308
Well Material Inventory	50,349	50,349
Accumulated Depletion	(11,788,062)	(10,613,130)

Total Oil and Natural Gas Properties	4,846,454	5,989,928
Other Property and Equipment:
Land	307,780	307,780
Building and Improvements	2,402,983	2,402,983
Furniture and Equipment	257,270	248,120
Accumulated Depreciation	(1,632,896)	(1,482,900)

Total Other Property and Equipment	1,335,137	1,475,983

Property and Equipment, Net	$6,181,591	$7,465,911

4. Investment in Unconsolidated Affiliates

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC, which is accounted for using the equity method of accounting. The Company began investing in Kykuit during the third quarter of 2007. In 2008, the Company sold 25% of its interest in Kykuit at cost for approximately $1.4 million. The Company had an 18.8% ownership in Kykuit at December 31, 2008. Some of the Kykuit partners opted out of further cash investments during 2009, increasing the Company’s ownership percentages. At December 31, 2011 and 2010, the percentages of ownership were 23.17% and 21.79%, respectively.

At December 31, 2011, the investment by the Company in this venture was $312,527 which included a loss during the year in the investment of $83,626, an impairment loss of $750,000 and additional cash commitments of $370,550. The impairment charge of $750,000 is due to the write-off of drilling costs related to dry holes. At December 31, 2010, the investment by the Company in this venture was $736,953 which included a loss during the year in the investment of $143,197 and additional cash commitments of $124,000.

The following table displays the unaudited balance sheets of Kykuit at December 31, 2011, and 2010 and the unaudited statements of operations for the same years ended:

Kykuit Resources LLC

Balance Sheet

	December 31, 2011	December 31, 2010
Current Assets	$770,324	$429,656
Unproved Leaseholds and Development Costs	3,648,808	3,647,721
Furniture and Fixtures, Net of Depreciation	8,999	20,373
Other Assets	6,039	15,726

	$4,434,170	$4,113,476

Current Liabilities	$57,173	$677,331
Paid in Capital	8,756,675	7,436,674
Accumulated Deficit	(4,379,678)	(4,000,529)

	$4,434,170	$4,113,476

Kykuit Resources LLC

Statement of Operations

	For The Years Ended December 31,
	2011	2010
Total Revenues	$—	$—
Total Expenses	379,149	3,509,918

Net Loss	$(379,149)	$(3,509,918)

5. Line of Credit and Long-Term Debt

On September 28, 2006, the Company entered into an unsecured loan agreement for a line of credit with a one year term with Mr. Richard M. Osborne, the Company’s Chairman and CEO, and RBS Citizens, N.A. dba Charter One (“Charter One”) for up to $5.0 million dollars in total borrowings with interest at a rate of 1.75% over LIBOR adjusted monthly. The Charter One liability was jointly loaned, so the Company and Mr. Osborne were each liable for the debt of the other.

The loan was subsequently revised several times until on March 28, 2008, the Company entered into the First Amended and Restated Loan and Security Agreement between the Company, Richard M. Osborne, and Charter One. The 2008 agreement extended the maturity date to August 1, 2009, continuing with the original interest rate calculation of 1.75% over LIBOR adjusted monthly. Under the agreement, only the Company could borrow on the line of credit after any amounts were paid down against the $9.5 million outstanding on the loan. The Company and Great Plains Exploration LLC a company owned by Mr. Osborne (“Great Plains”), agreed that the related party loan of $3.8 million from Great Plains was satisfied in full and terminated upon the Company’s entry into the new Charter One loan and assumption of the $3.8 million portion of the line of credit drawn by Mr. Osborne. As a result, the Company had $9.5 million in outstanding debt to Charter One and no outstanding debt to Great Plains at March 31, 2008. As part of this loan agreement, Mr. Osborne personally pledged several real estate properties to Charter One. These pledges were necessary because the Company did not meet the reserve collateral requirements for a $9.5 million loan without additional collateral.

The average balance on the Charter One line during 2011 was $9.5 million and the weighted average interest rate was 4.75%. During 2010 the average balance was $9.5 million and the weighted average interest rate was 3.55%. The line of credit with Charter One was fully drawn for $9.5 million at December 31, 2010 at a rate of 4.75%. Charter One contends that the interest rate at December 31, 2010 is LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate. Also, Charter One has applied a default rate to the loan from January 4, 2010 thru June 18, 2010. The Company does not agree with the default rate and therefore has not booked approximately $171,000 of additional interest expense. It is the Company’s position that the interest for the period from judgment date to forbearance date should remain at the original contract rate at the date of judgment, based upon the per diem interest amount expressly stated in that judgment. Attorneys for the Company also strongly support that position and have so stated in letters to Charter One and for purposes of the annual audit.

The Charter One line of credit matured on August 1, 2009. On August 20, 2009, Charter One obtained a judgment in its favor against the Company and Mr. Osborne related to the line of credit. On June 18, 2010, the Company, Mr. Osborne, the Richard M. Osborne Trust, Great Plains, and Oz Gas, Ltd. (a company owned by Mr. Osborne) (together, the “Loan Parties”) entered into a Forbearance Agreement with Charter One regarding the Company’s $9.5 million line of credit and a $25.0 million loan agreement between Great Plains, Oz Gas and Mr. Osborne and Charter One, dated August 2, 2007. Pursuant to the forbearance agreement and during the forbearance period, Charter One agreed to, among other things, forbear from exercising its rights and remedies arising out of the judgments and the loan agreements with the Loan Parties and to stay any action on its motion for the appointment of a receiver.

Each month starting July 1, 2010, until all amounts under the judgments and loan agreements were paid in full, the Loan Parties agreed to pay Charter One $400,000, including a $40,000 forbearance fee. The Company expected to pay one third of the $400,000, but due to lack of cash, decided to accrue interest and one third of the $40,000 monthly fee and legal fees. The monthly $400,000 was previously paid by the other Loan Parties until the forebearance period ended. Interest was accrued for the last six months of 2011. The monthly payments are applied first to Charter One’s fees and expenses, second to accrued but unpaid interest due under the judgments, and third to principal amounts due under the judgments. Charter One contends that the judgments bear interest at LIBOR plus 1.75% with a LIBOR floor of 3.00%. The Company believes that there is an interest rate cap of 3.00%. The parties are in discussions regarding the applicable interest rate.

On July 1, 2011, the forbearance period expired and the Company did not pay off the line of credit. On October 3, 2011, Charter One instituted an action titled RBS Citizens, N.A. dba Charter One v. John D. Oil and Gas Co., et. al. in the United States District Court Northern District of Ohio Eastern Division claiming a default under the line of credit and seeking to foreclose upon property of the Company securing the line of credit and to appoint a receiver for the Company and certain companies owned or controlled by Mr. Osborne. On November 21, 2011, the court issued an order appointing a receiver to marshal and maintain the value of the assets of the Company as well as certain companies owned or controlled by Mr. Osborne.

On January 13, 2012, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania. Pursuant to an order of the bankruptcy court entered on January 19, 2012, the previously appointed receiver returned custody and control of all of the Company’s property and records to management of the Company. Since that time, the Company has continued in possession of its assets and is operating its business as a debtor in possession pursuant to the Bankruptcy Code.

Discussions with Charter One are ongoing, but there is no guaranty these discussions will be successful. Because the Company does not have the available cash to repay the line of credit with Charter One, if the Company is unable to reach an accommodation with Charter One or refinance the line of credit, there is substantial doubt about the Company’s ability to continue as a going concern.

The Painesville facility was encumbered by a mortgage with First Merit, N.A. by agreement dated June 9, 2009. The loan was deemed to be in default by First Merit Bank, N.A. in August 2009 when Charter One sought judgements against the Company regarding its line of credit.

On May 11, 2010, Liberty Self Stor, LTD and First Merit Bank, N.A signed a loan modification agreement which waived the prior defaults. The terms of the mortgage include a five year term, maturing on June 1, 2014, with a ten year amortization period at a variable rate of the 30 day LIBOR plus 250 basis points. Monthly payments include principal of $10,370 plus interest. The current rate on December 31, 2011 was 2.77%. The principal amount of the loan as of December 31, 2011 and 2010 were $896,294 and $1,010,364, respectively.

The repayment terms for the Painesville loan includes the following principal payments over the next three years ending December 31 are as follows:

2012	$124,440
2013	124,440
2014	647,414

896,294
Less current portion	124,440

$771,854

In February 2010, the Company entered into a loan for the purchase of a vehicle which matures in February 2015. The interest rate is fixed at 2.90%. The outstanding principal amount of the loan as of December 31, 2011 was $41,982. The future minimum loan payments over the next four years ending December 31 are as follows:

2012	$12,721
2013	13,090
2014	13,469
2015	2,702

41,982
Less current portion	12,721

$29,261

For the years ended December 31, 2011 and 2010 respectively, the Company expensed $545,197 and $473,302 in interest on its debt instruments.

6. Notes Payable to Related Party

The Company entered into an agreement with Mr. Osborne for an unsecured revolving demand note dated January 1, 2006. Interest is payable annually at the prime rate with principal being due on demand. The revolving demand note does not include an expiration date or a limit on the amount that the Company may borrow. The prime rate at December 31, 2011 and 2010 was 3.25%. There were no outstanding balances under the note at December 31, 2011 and 2010, respectively.

As there have been no previous or current borrowings on this note, interest expense on the related party note, was $0 for the years ended December 31, 2011 and 2010, respectively.

7. Stockholder’s Equity

Effective February 12, 2008, the Company filed Articles Supplementary to its Articles of Incorporation, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 5,000 Series A Preferred Shares, par value $0.001 per share. Dividends accumulate on the Series A Preferred Shares at the rate of 8% per annum and must be paid on a quarterly basis. Failure to pay dividends on a timely basis results in the imposition of a default rate of 10% per annum that continues until the default is cured by the Company by payment of all accrued dividends. Further, the initial default by the Company entitles the holders of the Series A Preferred Shares to elect, as a class, one director to the Company’s Board of Directors who shall serve until the Series A Preferred Shares are liquidated or converted. Due to the receivership in the fourth quarter of 2011 and the filing of Chapter 11 of the Bankruptcy Code on January 13, 2012, the payment of dividends was temporarily disallowed. As of January 1, 2012, the Company became liable for the default rate on the unpaid dividends at December 31, 2011.

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

The Company paid no cash distributions to its common stockholders during 2011 and 2010. However, the Company declared $108,000 in preferred stock dividends for each of the years ended December 31, 2011 and 2010 and paid $80,778 and $108,000 in preferred stock dividends for each of the years ended December 31, 2011 and 2010, respectively. The Company is restricted by its loan agreement with Charter One from paying dividends on its common stock or making cash distributions to its stockholders and from paying dividends in excess of those regularly accruing on not more than two million dollars of preferred stock. Additionally due to the receivership in the fourth quarter of 2011 and the filing of Chapter 11 of the Bankruptcy Code on January 13, 2012, the payment of dividends was disallowed.

The Company did not issue common or preferred stock in 2011 or 2010.

8. Earnings/Loss Per Share

Basic income (loss) per share of common stock for the years ended December 31, 2011 and 2010 is determined by dividing net income (loss) less declared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

The restricted stock awards, Class A Limited Partnership conversion and warrants for the years ended December 31, 2011 and 2010 were anti-dilutive and had no effect on diluted earnings per share. The Company’s Class A Limited Partnership exchange factor is .1377148 per share.

The Company paid no cash distributions to its common stockholders during 2011 and 2010. However, the Company declared $108,000 in preferred stock dividends for each of the years ended December 31, 2011 and 2010 and paid $80,778 and $108,000 in preferred stock dividends for each of the years ended December 31, 2011 and 2010, respectively.

9. Income Taxes

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations is as follows:

	2011		2010
	Amount	%	Amount	%
Provision (benefit) based on the federal statutory rate	$(1,005,000)	(34.0)	$(506,000)	(34.0)
Increase in valuation allowance	1,005,000	34.0	506,000	34.0

	$—	—	$—	—

The following table represents the Company’s significant deferred tax assets and liabilities at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets
Net operating loss carry forwards	$6,310,000	$5,645,000
AMT credit	41,100	41,100

Total deferred assets	6,351,100	5,686,100
Deferred tax liabilities
Oil and natural gas properties, principally due to differences in depreciation, depletion and amortization	(1,115,000)	(1,425,000)

Net deferred tax assets	5,236,100	4,261,100
Valuation allowance	(5,236,100)	(4,261,100)

Net deferred tax assets	$—	$—

At December 31, 2011 and 2010, the Company had net operating loss carry forwards (NOLS) for future years of approximately $18.6 and $16.6 million, respectively. These NOLS will expire at various dates through 2031. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings. In addition, the Company paid $41,187 for alternative minimum tax (AMT) in 2006, creating a tax credit that carries forward indefinitely.

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

The Company leases its executive offices from OsAir, Inc., a company owned by Mr. Osborne. The current lease has a three year term maturing on April 1, 2012 for $2,000 per month. Rent expense totaled $24,000 for the years ending December 31, 2011 and 2010, and is included in general and administrative expenses. The Company anticipates extending its lease with OsAir, Inc. after the documents are approved by the bankruptcy court.

Effective January 1, 2006, the Company entered into a contract with Great Plains for well operations and sale of natural gas and oil production, net of pipeline costs. The term of the agreement was one year from the effective date. It was extended as of January 1, 2007.

During the fall of 2011, the Company signed a contract with Gas Natural Service Company, LLC to sell the Company’s natural gas. The pipeline costs continue to be charged to the Company separately from Great Plains.

The Company is a fifty percent partner and the operating manager of Lucky Brothers LLC, a company whose other partners are almost all related to Mr. Osborne. The partnership owns one well at December 31, 2011. The purpose of Lucky Brothers LLC is to engage in a joint venture for drilling wells. The Company has invested $174,392 in well tangibles and intangibles at December 31, 2011 and 2010. The well is currently not operating due to high volumes of water flowing into the pipe.

The Company purchases well supplies from Big Oats Oilfield Supply Company, a company owned by Mr. Osborne.

The Company is an owner and managing member of an unconsolidated affiliate, Kykuit Resources LLC (“Kykuit”), which is accounted for using the equity method of accounting. The Company had a 23.17% and a 21.79% ownership in Kykuit at December 31, 2011 and 2010, respectively. On June 18, 2010, the Company pledged its interest in Kykuit to Charter One in connection with the Forbearance Agreement. At December 31, 2011, the investment by the Company in this venture was $312,527 which includes cash totaling $1,658,980, a cumulative net book loss in the investment of $1,717,003 and additional cash commitments of $370,550. The cumulative net book loss of $1,717,003 at December 31, 2011 included monthly losses since inception totaling $378,694 and impairment losses totaling $1,338,309. At December 31, 2010, the investment by the Company in this venture was $736,953 which includes cash totaling $1,496,330, an accounts payable of $124,000 and a cumulative net book loss of $883,377. Additional information is disclosed in Note 4 to these financial statements.

Mr. Osborne, the Company’s Chairman and Chief Executive Officer, and Gas Natural Inc., a publicly-held public utility company of which Mr. Osborne is the Chairman, Chief Executive Officer and a significant stockholder, own interests in Kykuit. Mr. Osborne’s personal interests in Kykuit were pledged to Charter One in connection with the Forbearance Agreement.

In 2009, the Company advanced operating funds to Sleepy Hollow Oil and Gas, LLC, a company owned by Mr. Osborne.

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

	2011	2010
Accounts Receivable:
Great Plains Exploration, LLC.	$145,440	$335,268
Gas Natural Service Company, LLC	73,471	—
Liberty Self Stor II	4,914	3,806
Sleepy Hollow Oil and Gas, LLC	100,000	100,000
Various Related Companies	65,906	4,628

	$389,731	$443,702

Accounts Payable:
Great Plains Exploration, LLC.	$788,257	$14,012
Big Oats Oilfield Supply Company	102,152	23,111
Kykuit Resources LLC	398,050	160,391
Various Related Companies	15,351	25,218

	$1,303,810	$222,732

	2011	2010
Great Plains Exploration, LLC:
Capitalized Costs for Well Property and Equipment	$23,687	$—
Revenue From the Sale of Oil and Natural Gas Production, net of pipeline transportation costs	$887,899	$1,828,647
Well Management, Water Hauling and Service Rig	$417,451	$395,892
Gas Natural Service Company
Revenues	$80,309	$—
Big Oats Oilfield Supply Company:
Purchases	$69,799	$22,193
Orwell Trumbull Pipeline, LLC
Operating expenses	$—	$2,000

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

The Company’s operations are classified into two principal industry segments. The following table presents the years ended December 31, 2011 and 2010:

Year ended December 31, 2011	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$1,069,526	$346,667	$1,416,193
Interest and other revenue	17,577	128	17,705

Total Revenue	1,087,103	346,795	1,433,898
Interest Expense	520,898	24,299	545,197
Accretion Expense	46,654	—	46,654
Property Operating Costs	588,242	142,789	731,031
Other Operating expenses	874,755	78,300	953,055
Loss from Unconsolidated Affiliate	833,626	—	833,626
Impairments	162,003	—	162,003
Depreciation, depletion and amortization	1,040,117	123,644	1,163,761

Total Operating Expenses	4,066,295	369,032	4,435,327

Net Income (Loss)	$(2,979,192)	$(22,237)	$(3,001,429)

Property and Equipment additions	$18,732	$6,652	$25,384

Total Assets	$5,721,957	$1,257,595	$6,979,552

Year ended December 31, 2010	Oil and Gas Production	Self-Storage Facilities	Total
Revenues from external customers	$2,103,849	$339,345	$2,443,194
Interest and other revenue	15,670	177,918	193,588

Total Revenue	2,119,519	517,263	2,636,782
Interest Expense	437,497	35,805	473,302
Accretion Expense	24,580	—	24,580
Property Operating Costs	664,699	138,524	803,223
Other Operating expenses	933,909	104,002	1,037,911
Loss from Unconsolidated Affiliate	175,512	—	175,512
Depreciation, depletion and amortization	1,384,450	121,647	1,506,097

Total Operating Expenses	3,620,647	399,978	4,020,625

Net Income (Loss)	$(1,501,128)	$117,285	$(1,383,843)

Property and Equipment additions	$83,173	$46,547	$129,720

Total Assets	$7,346,068	$1,372,436	$8,718,504

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

Effective November 25, 2011, the Company entered into a contract with Gas Natural Service Company, LLC for the sale and purchase of natural gas.

The pipeline costs associated with the selling of natural gas continue to be charged to the Company separately from Great Plains. Additionally, Great Plains continues to handle the maintenance of the well operations.

13. Supplemental Disclosures About Oil and Natural Gas Producing Activities—Unaudited

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

Application of the new rules resulted in the use of higher pricing for oil at December 31, 2011 and lower pricing for oil at December 31, 2010 than would have resulted under the previous rules, which required use of year-end oil and gas prices. Because of the changes in assumptions, the 2011 and 2010 reserve valuations below may not be comparable to those of prior years. The estimated future cash flows are determined based on the prior 12 month average prices for crude oil, current allowable prices (adjusted for periods beyond the contract period to prior 12 month average prices) applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves and future retirement obligations (net of salvage), based on current economic conditions, and the estimated future income tax expense, based on year-end statutory tax rates (with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

The following table presents the Company’s estimated gross proved oil and natural gas reserves, which are all located in the continental United States and are based on reserve reports prepared by Schlumberger Data and Consulting Services for the years ended December 31:

	2011		2010
	Natural Gas (MCF)	Oil (BBLs)	Natural Gas (MCF)	Oil (BBLs)
Proved developed and undeveloped reserves:
Beginning of year	2,477,100	33,300	2,512,800	28,800
Revision of previous estimates, extensions and other additions	(267,400)	(1,100)	347,800	13,400
Net reserve additions	—	—	—	—
Production	(297,800)	(5,000)	(383,500)	(8,900)

End of year	1,911,900	27,200	2,477,100	33,300

Proved developed reserves:
Beginning of year	2,477,100	33,300	2,512,800	28,800

End of year	1,911,900	27,200	2,477,100	33,300

Capitalized Costs Relating to Oil and Natural Gas Producing Activities for the years ended December 31.

	2011	2010
Proved oil and natural gas properties	$16,513,149	$16,473,401
Unproved oil and natural gas properties	71,018	79,308
Well Material inventory	50,349	50,349

Total	16,634,516	16,603,058
Accumulated depreciation, depletion and amortization	(11,788,062)	(10,613,130)

Net capitalized costs	$4,846,454	$5,989,928

Costs Incurred in Oil and Natural Gas Producing Activities for the years ended December 31.

	2011	2010
Property acquisition costs	$—	$317
Development costs	$—	$10,626

Standardized Measure of Discounted Future Net Cash Flows at December 31, (in thousands of dollars).

	2011	2010
Future cash inflows from sales of oil and gas	$11,832	$15,439
Future production and development costs	(7,146)	(8,661)
Future asset retirement obligations	(1,574)	(1,635)
Future income tax expense	(1,058)	(1,749)

Future net cash flows	2,054	3,394
Future net cash flows 10% annual discount for estimated timing of cash flows	(845)	(1,390)

Standardized measure of discounted future net cash flows	$1,209	$2,004

Effective for the year ended 2009, SEC reporting rules required that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period. The 12-month average pricing for 2011 used in the above table for natural gas sold at the Henry Hub, Louisiana was $4.118 and Ergon West Virginia Oil was $93.23. The 12-month average pricing for 2010 used in the above table for natural gas sold at the Henry Hub, Louisiana was $4.376 and Ergon West Virginia Oil was $73.73.

Future operating expenses are based on year end costs and assume continuation of existing economic conditions.

Changes in the Standardized Measure of Discounted Future Net Cash Flow at December 31, (in thousands of dollars).

	2011	2010
Balance, beginning of year	$2,004	$1,545
Extensions, discoveries and other additions	—	—
Revision of quantity estimates	(709)	974
Sales of oil and gas, net of production costs	393	(445)
Net change in prices and production costs	(1,221)	471
Net change in income taxes	691	(342)
Accretion of discount	200	155
Other	(149)	(354)

Balance, end of year	$1,209	$2,004

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